Form 10-Q
period 1995-03-31
PROVIDENT BANCORP INC
filed 1995-05-10
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                       Commission File
March 31, 1995                                            No. 1-8019


             P R O V I D E N T   B A N C O R P ,   I N C .


Incorporated under                                 IRS Employer I.D.
the Laws of Ohio                                      No. 31-0982792


            One East Fourth Street, Cincinnati, Ohio  45202
                         Phone:  513-579-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X         No ______


Indicate  the  number of shares outstanding of each  of  the  issuer's
classes  of  common stock, as of the latest practicable date:   Common
stock, without par value, at April 30, 1995 is 15,516,094.


                 Please address all correspondence to:

                          John R. Farrenkopf
              Vice President and Chief Financial Officer
                        Provident Bancorp, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

                PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                    (Dollars in Thousands)
                                                                March 31,   December 31,
                            ASSETS                                1995          1994
Cash and Noninterest Bearing Deposits                             $157,194      $172,025
Federal Funds Sold and Reverse Repurchase Agreements                45,425       252,550
Investment Securities:
   Held to Maturity (market value - $32,394  and $31,699)           32,394        31,699
   Available for Sale (amortized cost - $685,257 and $679,310)     670,574       654,221
Loans (Net of Unearned Income):
   Commercial Lending:
      Commercial and Financial                                   1,943,077     1,878,351
      Commercial Mortgage                                          427,295       420,222
      Commercial Construction                                      186,114       172,190
      Equipment Lease Financing                                     94,684       109,743
   Consumer Lending:
      Instalment                                                   924,251       930,545
      Residential                                                  499,504       507,734
      Lease Financing                                              210,740       185,753
         Total Loans                                             4,285,665     4,204,538
   Reserve for Possible Loan Losses                                (53,987)      (51,979)
         Net Loans                                               4,231,678     4,152,559
Premises and Equipment                                              73,647        64,210
Other Assets                                                        87,415        84,227
                                                                $5,298,327    $5,411,491

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
      Noninterest Bearing                                         $394,326      $452,458
      Interest Bearing                                           3,678,751     3,616,191
         Total Deposits                                          4,073,077     4,068,649
   Short-Term Debt                                                 395,852       521,707
   Long-Term Debt                                                  366,407       383,433
   Accrued Interest and Other Liabilities                           90,636        78,351
      Total Liabilities                                          4,925,972     5,052,140
Shareholders' Equity:
   Preferred Stock, 5,000,000 Shares Authorized, Series B,
        371,418 Issued                                              37,000        37,000
   Common Stock, No Par Value, $.67 Stated Value, 60,000,000
        Shares Authorized, 15,645,249 and 15,639,849 Issued         10,431        10,427
   Capital Surplus                                                 107,506       107,264
   Retained Earnings                                               220,200       210,355
   Reserve for Retirement of Capital Securities                     11,333        10,667
   Treasury Stock, 147,209 and 4,487 Shares                         (4,648)         (134)
   Unrealized Losses on Marketable Securities
        (net of deferred income tax)                                (9,467)      (16,228)
      Total Shareholders' Equity                                   372,355       359,351
                                                                $5,298,327    $5,411,491

     PROVIDENT BANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF EARNINGS
                   (Unaudited)
     (In Thousands, Except Per Share Amounts)
                                                                        Three Months Ended
                                                                        March 31,
                                                                           1995       1994
Interest Income:
   Interest and Fees on Loans:
      Taxable                                                             $95,761    $66,287
      Exempt From Federal Income Taxes                                        132        158
                                                                           95,893     66,445
   Interest on Investment Securities:
      Taxable                                                               9,305      8,895
      Exempt From Federal Income Taxes                                         95          2
                                                                            9,400      8,897
   Interest on Federal Funds Sold and Reverse Repurchase Agreements           671        284
         Total Interest Income                                            105,964     75,626
Interest Expense:
   Interest on Deposits:
      Savings and Demand Deposits                                           7,055      6,118
      Time Deposits                                                        40,391     18,225
         Total Interest on Deposits                                        47,446     24,343
   Interest on Short-Term Debt                                              5,792      3,979
   Interest on Long-Term Debt                                               6,610      4,162
      Total Interest Expense                                               59,848     32,484
         Net Interest Income                                               46,116     43,142
Provision for Possible Loan Losses                                          2,000      3,000
   Net Interest Income After Provision for Possible Loan Losses            44,116     40,142
Other Income:
   Service Charges on Deposit Accounts                                      3,771      3,626
   Other Service Charges and Fees                                           3,785      3,423
   Gain on Sales of Loans                                                   1,802        768
   Security Gains                                                               -          -
   Other                                                                    1,437      1,619
      Total Other Income                                                   10,795      9,436
Other Expense:
   Compensation:
      Salaries                                                             13,288     12,183
      Benefits                                                              2,450      2,272
      Profit Sharing                                                          806        745
   Occupancy                                                                2,147      1,951
   Equipment Expense                                                        2,303      1,881
   Deposit Insurance                                                        2,177      1,766
   Other                                                                    9,171      7,964
      Total Other Expense                                                  32,342     28,762

Earnings Before Income Taxes                                               22,569     20,816
Applicable Income Taxes                                                     7,569      7,113
   Net Earnings                                                           $15,000    $13,703

Net Earnings Per Common Share:
   Primary                                                                   $.90       $.81
   Fully Diluted                                                              .82        .75
Average Primary Shares                                                     16,025     16,040
Average Fully Diluted Shares                                               18,346     18,361

            PROVIDENT BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                     (Dollars in Thousands)
                                                                 Three Months Ended March 31,
                                                                    1995             1994
Operating Activities:
   Net Earnings                                                    $15,000          $13,703
   Adjustments to Reconcile Net Earnings to
      Net Cash Provided by Operating Activities:
         Provision for Possible Loan Losses                          2,000            3,000
         Provision for Depreciation and Amortization                 2,721            2,458
         Amortization of Investment Security Premiums (Discounts)      (63)             274
         Amortization of Unearned Income                            (4,850)          (1,481)
         Net (Increase) Decrease in Trading Securities                 (55)             154
         Proceeds from Sale of Loans Held for Sale                  14,107           44,177
         Origination of Loans Held for Sale                        (13,387)         (75,366)
         Realized Gains on Loans Held for Sale                        (110)            (755)
         Realized Gains on Sale of Loans                            (1,692)             (13)
         Realized Investment Security Gains                              -                -
         Decrease in Interest Receivable                             1,809            1,934
         Increase in Accounts Receivable and Other Assets           (6,260)          (4,620)
         Increase in Interest Payable                                6,802            1,343
         Decrease in Accounts Payable and Other Liabilities         (7,264)          (3,542)
         Other                                                       7,083            5,567
            Net Cash Provided By (Used In) Operating Activities     15,841          (13,167)
Investing Activities:
   Investment Securities Available for Sale:
      Proceeds from Sales                                                -                -
      Proceeds from Maturities and Prepayments                      41,036           59,450
      Purchases                                                    (46,925)         (55,308)
   Investment Securities Held to Maturity:
      Proceeds from Sales                                                -                -
      Proceeds from Maturities and Prepayments                         850              755
      Purchases                                                     (1,533)         (11,850)
   Net Increase in Loans and Leases                                (77,536)         (87,872)
   Proceeds from Sale of Other Real Estate                           1,538            2,088
   Purchases of Premises and Equipment                              (8,062)          (2,646)
   Proceeds from Sales of Premises and Equipment                       182              254
      Net Cash Used In Investing Activities                        (90,450)         (95,129)
Financing Activities:
   Net Decrease in Demand and Savings Deposits                    (104,830)        (107,881)
   Net Increase in Certificates of Deposit                         109,258              589
   Net Decrease in Short-Term Debt                                (125,855)         (66,209)
   Principal Payments on Long-Term Debt                            (17,049)          (1,163)
   Proceeds From Issuance of Long-Term Debt                              -          210,082
   Cash Dividends Paid                                              (4,487)          (4,178)
   Proceeds from Sale of Common Stock                                1,476                -
   Repurchase of Common Stock                                       (5,860)               -
      Net Cash Provided By (Used In) Financing Activities         (147,347)          31,240
         Decrease in Cash and Cash Equivalents                    (221,956)         (77,056)
   Cash and Cash Equivalents at Beginning of Period                424,575          539,394
      Cash and Cash Equivalents at End of Period                  $202,619         $462,338
Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
      Interest                                                     $53,046          $31,142
      Income Taxes                                                       -            2,700
   Non-Cash Activity:
      Additions to Other Real Estate in Settlement of Loans            377              292
      Transfer of Premises and Equipment to Other Real Estate            -              101

               PROVIDENT BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

The financial statements presented herein should be read in conjunction with the financial statements and notes thereto included in Provident Bancorp, Inc.'s 1994 annual report on Form 10-K filed with the Securities and Exchange Commission.

Basis of Presentation

The consolidated financial statements include the accounts of Provident Bancorp, Inc. and its subsidiaries ("Bancorp"), all of which are wholly owned. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to conform to the current year presentation.

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

Bancorp adopted Financial Accounting Standards Board("FASB") Statement No. 114, "Accounting by Creditors for Impairment of a Loan", on January 1, 1995. This statement requires a creditor to measure the value of an impaired loan, as defined in the statement, based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if more practical, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Generally, interest income on impaired loans is computed on the outstanding principal balance. Impaired loans are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more. FASB Statement No. 114 is not applicable to Bancorp's instalment loans, residential loans, leases and debt securities. The adoption of FASB Statement No. 114 had no material impact on Bancorp's financial condition or results of operations.

Stock Options

Pursuant to Bancorp's 1988 Stock Option Plan, options to purchase 43,000 shares of Bancorp common stock were granted during the first three months of 1995. The options have exercise prices ranging from $29.69 to $30.89.

Off-Balance Sheet Financial Agreements

In the normal course of business, Bancorp uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At March 31, 1995, these off-balance sheet instruments consisted of standby letters of credit of $96 million, commitments to extend credit of $1.3 billion and interest rate swaps with a notional amount of $1.5 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary

Bancorp's net earnings for the first quarter of 1995 were $15.0 million compared to $13.7 million for the first quarter of 1994. Net interest income increased by $3 million, or 7%, over the comparable period in 1994. Interest income increased by $30.3 million, or 40%, which more than offset the $27.4 million, or 84%, increase in interest expense. Other income increased $1.4 million, or 14%, primarily due to the increase in gain on sales of loans. Other expense increased $3.6 million, or 12%, primarily due to increases in salaries and benefits and equipment expense.

The following ratios compare returns on average assets and average equity for the first three months of 1995 and for the year 1994.

                                                  Three Months Ended  Year Ended
                                                  March 31, 1995     December 31, 1994
  Net Earnings to Average Assets(1)                       1.15%              1.24%
  Net Earnings to Average Shareholders' Equity(1)        16.40%             16.64%

  (1)Net earnings for the three months ended March 31, 1995 have been annualized.

The ratio of operating expense to tax equivalent revenue ("efficiency ratio") was 56.7% for the first three months of 1995 compared to 54.6% for the first three months of 1994. Tax equivalent revenue includes tax equivalent net interest income and other income but excludes non-recurring gains and security gains or losses. The primary reason for the increase in the efficiency ratio was operating expense increased at a proportionately faster rate than did tax equivalent net interest income.

Asset  quality remained strong during the first quarter of 1995.   The
ratio of nonperforming loans to total loans was .40% at March 31, 1995, compared to .17% at December 31, 1994 and .63% at March 31, 1994. The ratio of nonperforming assets to total loans and other real estate owned was .45% at March 31, 1995, compared to .25% at December 31, 1994 and .83% at March 31, 1994.

Net Interest Income

See Table 1 for net interest income on a tax equivalent basis and Table 2 for consolidated average balances, rates earned/paid and net interest margin.

Net interest income on a tax equivalent basis increased approximately $3.0 million for the first three months of 1995 over the comparable period in 1994. This increase resulted from a $4.6 million increase due to changes in volume more than offsetting the $1.6 million decrease which was caused by changes in rates. Volume changes are caused by changes in the average balances of interest earning assets and interest bearing liabilities. The net interest margin was 3.80% for the first three months of 1995 as compared to 4.24% for the comparable period in 1994. The decrease in the net interest margin during this period reflects the increase in the average rate paid on interest bearing liabilities, which increased 189 basis points, more than offsetting the increase of 131 basis points in the average rate earned on interest earning assets. An increase in time deposits combined with an increase in the rate paid on time deposits was the primary reason for the increase in Provident Bancorp's overall cost of interest bearing liabilities. An increase in the amount of commercial and financial loans combined with repricing of commercial and financial loans were the primary reasons for the increase in the average rate earned on interest earning assets. Beginning in the first quarter of 1994, interest rates began to increase and have continued to increase through the first quarter of 1995. As interest rates have increased, interest bearing liabilities have reacted more quickly than interest earning assets, causing the net interest margin to decrease. The increase in interest rates that began in 1994 was the primary reason that interest rate swaps decreased the net interest margin by 25 basis points during the first quarter of 1995. During the first quarter of 1994, interest rate swaps increased the net interest margin by 38 basis points.

In preparing the net interest margin tables, nonaccrual loan balances are included in the average balances for loans. Loan fees are included in loan revenue as follows: first quarter 1995 - $4.6 million and first quarter 1994 - $3.5 million.

Provision for Possible Loan Losses

For the first quarter of 1995 and 1994, the provision for possible loan losses was $2 million and $3 million, respectively. As loan growth has slowed and net loan charge-offs have declined, the provision for possible loan losses has decreased. Net loan charge-offs have declined $1.1 million in the first quarter of 1995 when compared to the first quarter of 1994, primarily due to the increase in recoveries. Nonperforming assets were 33% lower at March 31, 1995 when compared to March 31, 1994.

Other Income

Other income increased $1.4 million during the first quarter of 1995, primarily due to the increase in gain on sale of loans. The sale of an equipment lease was the primary reason for the increase in gain on sale of loans. Other service charges and fees increased primarily due to an increase in credit card fee income.

Other Expense

Other expense increased $3.6 million during the first quarter of 1995 when compared to 1994. Salaries increased as a result of merit and promotion increases, increases in incentives and increased personnel in the retail banking area. Occupancy expense increased primarily due to an increase in the amount of space rented. The increase in equipment expense was primarily due to increased depreciation expense relating to the bank's data processing operations. The increase in deposits was the reason for the increase in deposit insurance expense. Increases in stationary and supplies expense and data processing expense were the primary reasons for the increase in other.

Financial Condition

Investment Securities and Short-Term Investments

Although federal funds sold and reverse repurchase agreements decreased $207.1 million, or 82%, during 1995, average balances have increased $5 million for the first three months of 1995. The decrease in the period-end balance reflects primarily the sale of such assets in order to fund a reduction in short-term debt.

Loans

The sale of equipment financed under an equipment lease financing was the primary reason for the decrease in equipment lease financing. Consumer lease financing increased $25 million, or 13%, as automobile leasing continued to grow. As competition has intensified, management decided to limit instalment loan growth. As growth in the economy begins to slow in 1995, Bancorp will more than likely experience slower loan growth in 1995 than in 1994.

The following table shows the composition of the commercial and financial loan category by industry type at March 31, 1995 (dollars in millions):

                                                                         Amount on
                    Type                         Amount         %       Nonaccrual
  Construction                                     $85.6         4             $.4
  Manufacturing                                    397.0        20             3.3
  Transportation/Utilities                         122.0         6             5.7
  Wholesale Trade                                  208.2        11              .8
  Retail Trade                                     202.3        10               -
  Finance & Insurance                              109.7         6              .2
  Real Estate Operators/Investment                 249.2        13              .9
  Service Industries                               270.1        14             1.1
  Automobile Dealers                                96.1         5               -
  Other(1)                                         202.9        11              .8
        Total                                   $1,943.1       100           $13.2

  (1)Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

The composition of the commercial mortgage and construction loan categories by property type at March 31, 1995 is shown in the following table (dollars in millions):

                                                                         Amount on
                    Type                         Amount         %       Nonaccrual
  Apartments                                       $89.8        15             $.3
  Office/Warehouse                                 130.3        21              .6
  Residential Development                           81.1        13              .1
  Shopping/Retail                                  151.8        25              .9
  Land                                              19.5         3               -
  Industrial Plants                                 17.4         3               -
  Hotel/Motel                                       25.2         4               -
  Health Facilities                                  5.3         1               -
  Auto Sales and Service                            18.3         3               -
  Churches                                          12.3         2               -
  Mobile Home Parks                                 10.9         2               -
  Other Commercial Properties                       51.5         8               -
        Total                                     $613.4       100            $1.9

At March 31, 1995, approximately $137.2 million, or 3.2%, of Bancorp's total loan portfolio was classified as highly leveraged loans. This is an increase of $19.4 million since December 31, 1994. In general, Bancorp does not originate highly leveraged loans but participates in loans originated by larger banks. All of the highly leveraged loans are current at this time except for one loan with a balance of $2 million that is on nonaccrual status. Placing this loan on nonaccrual reduced interest income in the first quarter of 1995 by approximately $121,000. These loans were considered by management in the determination of the adequacy of the reserve for possible loan losses. Bancorp also has commitments to lend up to an additional $52 million at market rates under this type of transaction to present borrowers.

Bancorp maintains a reserve for possible loan losses to absorb potential losses in its loan portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans, loan loss experience, general economic conditions and other pertinent factors. Loans deemed uncollectible are charged off and deducted from the reserve and recoveries on loans previously charged off are added to the reserve. Management considers the present reserve to be appropriate and adequate to cover potential losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in general economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the provision for possible loan losses.

The following table shows the progression of the reserve for possible loan losses (dollars in thousands):

                                                     1995              1994
  Balance at January 1                              $51,979           $40,542
  Provision for Possible Loan Losses                  2,000             3,000
  Loans Charged Off                                  (1,945)           (1,686)
  Recoveries                                          1,953               539
     Balance at March 31                            $53,987           $42,395

The primary reason for the increase in recoveries in 1995 was the partial recovery of a commercial loan charge-off that occurred in 1991. As a percentage of total loans outstanding, the reserve was 1.26% at March 31, 1995, 1.24% at December 31, 1994 and 1.21% at March
31, 1994.

Table 3 shows a comparison of the major components of nonperforming assets over the past five quarters along with various asset quality ratios. Nonperforming assets have increased $8.9 million during 1995. Nonaccrual loans have increased approximately $10.1 million during the first three months of 1995, primarily due to two commercial and financial loans being put on nonaccrual status during the first quarter. The decrease in other real estate owned was due primarily to the sale of commercial properties. Nonperforming assets as a percentage of loans and total assets at March 31, 1995 are at a level that is more consistent with historical averages.

Deposits

Noninterest bearing deposits decreased $58.1 million, or 13%, during the first three months of 1995 primarily due to a decrease in commercial deposits.

Short-Term Debt

Short-term debt declined $125.9 million, or 24%, during the first three months of 1995, primarily due to the $101.2 million decrease in federal funds purchased and repurchase agreements. Commercial paper decreased $24.7 million to a balance of $116.2 million at March 31, 1995.

Capital Resources and Adequacy

During the first three months of 1995, shareholders' equity increased $13 million, or 3.6%, to $372.4 million. Dividends of $3.9 million on common stock and $.6 million on preferred stock were paid in the first three months of 1995. Treasury stock increased to $4.6 million at March 31, 1995 as Bancorp purchased 184,827 shares and sold 42,105 shares of its common stock during the first quarter. In December, 1994, Bancorp announced that it would purchase up to 200,000 shares to be used for various company benefit plans and for other corporate purposes. Unrealized losses on marketable securities, net of deferred income taxes, decreased $6.8 million during the first three months of 1995 as a result of an improvement in market conditions.

The following table of ratios is important to the analysis of the adequacy of capital resources.

                                                     Three Months Ended       Year Ended
                                                      March 31, 1995       December 31, 1994
  Average Shareholders' Equity to Average Assets                 7.01%                 7.43%
  Preferred Dividend Payout to Net Earnings                      3.87(1)               5.15
  Common Dividend Payout to Net Earnings                        26.05(1)              25.47
  Tier 1 Leverage Ratio                                          7.15                  7.21
  Tier 1 Capital to Risk-Weighted Assets                         7.88                  7.86
  Total Risk-Based Capital To Risk-Weighted Assets              12.83                 12.85

  (1)Net earnings and dividend payouts for the three months ended March 31, 1995 have been annualized.

In the fourth quarter of 1994, Bancorp proceeded with optional redemption of its Series B preferred stock. Pursuant to the terms of the Series B preferred stock, the Series B preferred shares were not redeemed but ceased to accrue dividends at the preferred stock rate of $8.00 per share. Dividends are now paid as if the Series B preferred stock had been converted to Bancorp common stock.

Capital expenditures planned by Bancorp for building improvements and furniture and equipment in 1995 are currently estimated to be approximately $14 million. Included in this amount are projected capital expenditures for improvements of the branch banking network and improvements in data processing capabilities for The Provident Bank's data processing subsidiary. Through March 31, 1995, approximately $2.0 million of these expenditures have been made. Management believes that currently available funds and funds provided by normal operations will be sufficient to meet capital requirements.

Liquidity

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Cash flows generated by new deposits, loan payments and maturities of loans are sources of liquidity. Other sources include federal funds, investment securities and access to borrowed funds in the money markets.

Net liquid assets at March 31, 1995 were as follows (dollars in millions):

  Cash and deposits due from banks                                       $157.2
  Federal funds sold net(1)                                              (232.8)
  Investment securities due with one year                                 593.1
  Loans due within one year                                             1,520.0
  Net liquid assets                                                    $2,037.5

  (1)Federal funds sold and reverse repurchase agreements less federal funds purchased and repurchase agreements.

Total deposits increased $4.4 million from the amount reported at December 31, 1994. Approximately $17 million of long-term debt was repaid during the first three months of 1995; during the remainder of 1995, approximately $8.7 million of long-term debt is due to be repaid based upon scheduled principal payments.

The major source of liquidity for Bancorp on a parent-only basis is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to Bancorp at March 31, 1995 by its banking subsidiaries was approximately $54 million. Bancorp has not received dividends from its subsidiaries during the first three months of 1995.

At March 31, 1995, the parent had $116.2 million of short-term commercial paper outstanding. A portion of commercial paper proceeds was used to fund short-term loans. Contractual lines of credit totaling $130 million have been obtained by Bancorp to support its commercial paper borrowings. These lines had not been used at March 31, 1995. The parent had approximately $11.2 million in cash and interest earning deposits and $84.4 million in short-term repurchase agreements at March 31, 1995.

Management believes that the repayment of Bancorp's debt can be made using funds generated by Bancorp and received as dividends from subsidiaries both in the short-term as well as in the long-term.

Provident Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements Of Earnings
(unaudited)
(In Thousands)
Table 1.
                                                       Quarter Ended
                                                          March       March
                                                          1995        1994
Total Interest Income                                    $105,964     $75,626
Taxable Equivalent Adjustment                                 122          86

Taxable Equivalent Interest Income                        106,086      75,712
Total Interest Expense                                     59,848      32,484

Net Interest Income                                        46,238      43,228
Provision for Possible Loan Losses                          2,000       3,000

Taxable Equivalent Net Interest Income After
    Provision for Possible Loan Losses                     44,238      40,228

Noninterest Income                                         10,795       9,436
Noninterest Expense                                        32,342      28,762


Taxable Equivalent Earnings Before Income Taxes            22,691      20,902

Applicable Income Taxes                                     7,569       7,113

Taxable Equivalent Adjustment                                 122          86

Net Earnings                                              $15,000     $13,703
Net Earnings Applicable to Common Stock                   $14,420     $12,960

Provident Bancorp, Inc. and Subsidiaries
Consolidated Average Balances, Rates and Yields
On a Fully Taxable Equivalent Basis
(unaudited)
(Dollars In Millions)
Table 2.
                                             Quarter Ended
                                             March 31, 1995    March 31, 1994
                                                        Rate              Rate
                                                       Earned/           Earned/
                                              Balance   Paid    Balance   Paid
Assets:
 Loans (Net of Unearned Income):
  Commercial Lending:
   Commercial and Financial                    $1,908   10.06%   $1,516    7.58%
   Commercial Mortgage                            422    9.19       393    8.82
   Commercial Construction                        181    9.52       143    7.17
   Equipment Lease Financing                      103    7.65        95    8.14
  Consumer Lending:
   Residential                                    502    8.17       498    8.16
   Instalment                                     926    8.49       789    7.78
   Lease Financing                                197    6.91         1   15.04
    Total Loans                                 4,239    9.18     3,435    7.85
   Reserve for Possible Loan Losses               (55)              (43)
    Net Loans                                   4,184    9.30     3,392    7.95
 Investment Securities:
  Taxable                                         687    5.49       712    5.07
  Tax Exempt                                       10    5.86         -    8.39
    Total Investment Securities                   697    5.50       712    5.07
 Federal Funds Sold and Reverse
   Repurchase Agreements                           48    5.68        35    3.33
    Total Earning Assets                        4,929    8.73     4,139    7.42
 Cash and Noninterest Bearing Deposits            145               140
 Other Assets                                     144               108
    Total Assets                               $5,218            $4,387
Liabilities and Shareholders' Equity:
 Deposits:
  Demand Deposits                                $262    2.22      $274    2.15
  Savings Deposits                                671    3.39       799    2.37
  Time Deposits                                 2,691    6.09     1,689    4.38
   Total Deposits                               3,624    5.31     2,762    3.58
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements                          281    5.74       384    3.19
  Commercial Paper                                123    5.89       105    3.66
  Short-Term Notes Payable                          1    5.69         1    3.54
   Total Short-Term Debt                          405    5.79       490    3.29
 Long-Term Debt                                   375    7.15       392    4.31
   Total Interest Bearing Liabilities           4,404    5.51     3,644    3.62
 Noninterest Bearing Deposits                     368               335
 Other Liabilities                                 80                68
 Shareholders Equity                              366               340
   Total Liabilities and Shareholders' Equity  $5,218            $4,387

Net Interest Spread                                      3.22%             3.80%

Net Interest Margin                                      3.80%             4.24%

Provident Bancorp, Inc. and Subsidiaries
Consolidated Quarterly Nonperforming Assets
(unaudited)
(Dollars In Thousands)
Table 3.
                                         Quarter Ended
                                             Mar.         Dec.        Sept.         June        March
                                             1995         1994         1994         1994         1994
Nonaccrual Loans: (1)
 Commercial Lending:
   Commercial and Financial                  $13,173       $2,973       $2,431      $12,276      $14,682
   Commercial Mortgage                         1,868        1,869        2,233        2,569        3,372
   Commercial Construction                        78           78          201          521          518
   Equipment Lease Financing                       -            -            -            -            -
 Consumer Lending:
   Instalment                                      -            -           31            1          335
   Residential                                 1,327        1,396        1,182        1,443        2,182
   Lease Financing                                 -            -            -            -            -
     Total Nonaccrual Loans                   16,446        6,316        6,078       16,810       21,089

Renegotiated Loans (2)                           896          961          978          988          997
   Total Nonperforming Loans                  17,342        7,277        7,056       17,798       22,086

Other Real Estate and Equipment Owned:
   Commercial                                     84          714        2,117        1,786        1,755
   Closed bank branches                          189          311          274          279          449
   Residential                                   271          350          455          947        1,857
   Multifamily                                   740        1,094        1,101        1,185          673
   Land                                          857          857        2,148        2,163        2,318
     Total                                     2,141        3,326        6,095        6,360        7,052

     Total Nonperforming Assets              $19,483      $10,603      $13,151      $24,158      $29,138

Loans 90 Days Past Due Still Accruing (3)     $4,858       $4,673       $4,420       $3,963       $3,078

Total Loans                                4,285,665    4,204,538    3,960,845    3,700,374    3,508,805

Reserve for Possible Loan Losses              53,987       51,979       45,112       44,326       42,395

Total Assets                               5,298,327    5,411,491    5,140,380    5,055,433    4,737,893

Reserve for Possible Loan Losses as a Percent of:
  Nonperforming Loans                         311.31%      714.29%      639.34%      249.05%      191.95%
  Nonperforming Assets                        277.10%      490.23%      343.03%      183.48%      145.50%
  Total Loans                                   1.26%        1.24%        1.14%        1.20%        1.21%


Nonperforming Loans as a % of Total Loans        .40%         .17%         .18%         .48%         .63%


Nonperforming Assets as a Percent of:
  Total Loans and Other Real Estate              .45%         .25%         .33%         .65%         .83%
  Total Assets                                   .37%         .20%         .26%         .48%         .61%

(1) Bancorp generally stops accruing interest on loans when the payment of principal and/or interest is past due 90 days or more.
(2) Loans renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.
(3) Loans in this category represent primarily consumer loans contractually past due 90 days or more as to interest or principal payments.

                     PART II  -  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit filed: Exhibit 27 - Financial Data Schedule

For submission in electronic filing only.

(b)  Reports on Form 8-K

On March 28, 1995, Bancorp filed a report on Form 8-K for the purpose of supplying additional exhibits to its Registration Statement No. 33-61576 on Form S-8 for the Provident Bancorp, Inc. Deferred Compensation Plan.

All other items required in Part II of this form have been omitted since they are not applicable or not required.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            Provident Bancorp, Inc.
                                                  Registrant





Date:  May 10, 1995                         \s\ John R. Farrenkopf
                                              John R. Farrenkopf
                                              Vice President and
                                           Chief Financial Officer