Form 10-Q
period 1995-06-30
PROVIDENT BANCORP INC
filed 1995-08-10
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                       Commission File
June 30, 1995                                             No. 1-8019


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

                      Yes    X         No ______


Indicate  the  number of shares outstanding of each  of  the  issuer's
classes  of  common stock, as of the latest practicable date:   Common
stock, without par value, at July 31, 1995 is 15,566,443


                 Please address all correspondence to:

                          John R. Farrenkopf
              Vice President and Chief Financial Officer
                        Provident Bancorp, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

                PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                    (Dollars in Thousands)
                                                                June 30,    December 31,
                            ASSETS                                1995          1994
Cash and Noninterest Bearing Deposits                             $156,960      $172,025
Federal Funds Sold and Reverse Repurchase Agreements                11,975       252,550
Investment Securities:
   Held to Maturity (market value - $254,697 and $31,699)          253,783        31,699
   Available for Sale (amortized cost - $663,708 and $679,310)     657,523       654,221
Loans (Net of Unearned Income):
   Commercial Lending:
      Commercial and Financial                                   1,992,067     1,878,351
      Commercial Mortgage                                          421,793       420,222
      Commercial Construction                                      203,902       172,190
      Equipment Lease Financing                                     98,999       109,743
   Consumer Lending:
      Instalment                                                   934,129       930,545
      Residential                                                  500,225       507,734
      Lease Financing                                              243,687       185,753
         Total Loans                                             4,394,802     4,204,538
   Reserve for Possible Loan Losses                                (54,275)      (51,979)
         Net Loans                                               4,340,527     4,152,559
Premises and Equipment                                              78,395        64,210
Other Assets                                                       108,292        84,227
                                                                $5,607,455    $5,411,491

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
      Noninterest Bearing                                         $427,840      $452,458
      Interest Bearing                                           3,553,912     3,616,191
         Total Deposits                                          3,981,752     4,068,649
   Short-Term Debt                                                 677,397       521,707
   Long-Term Debt                                                  459,985       383,433
   Accrued Interest and Other Liabilities                           97,400        78,351
      Total Liabilities                                          5,216,534     5,052,140
Shareholders' Equity:
   Preferred Stock, 5,000,000 Shares Authorized, Series B,
        371,418 Issued                                              37,000        37,000
   Common Stock, No Par Value, $.67 Stated Value, 60,000,000
        Shares Authorized, 15,653,599 and 15,639,849 Issued         10,436        10,427
   Capital Surplus                                                 107,767       107,264
   Retained Earnings                                               235,505       210,355
   Reserve for Retirement of Capital Securities                      8,000        10,667
   Treasury Stock, 121,222 and 4,487 Shares                         (3,844)         (134)
   Unrealized Losses on Marketable Securities
        (net of deferred income tax)                                (3,943)      (16,228)
      Total Shareholders' Equity                                   390,921       359,351
                                                                $5,607,455    $5,411,491

     PROVIDENT BANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF EARNINGS
                   (Unaudited)
     (In Thousands, Except Per Share Amounts)
                                                  Three Months Ended    Six Months Ended
                                                   June 30,              June 30,
                                                     1995       1994       1995       1994
Interest Income:
   Interest and Fees on Loans:
      Taxable                                      $101,163    $73,466   $196,924   $139,753
      Exempt From Federal Income Taxes                  135        147        267        305
                                                    101,298     73,613    197,191    140,058
   Interest on Investment Securities:
      Taxable                                        12,671      8,084     21,976     16,979
      Exempt From Federal Income Taxes                  100          2        195          4
                                                     12,771      8,086     22,171     16,983
   Interest on Federal Funds Sold and
      Reverse Repurchase Agreements                      75        183        746        467
         Total Interest Income                      114,144     81,882    220,108    157,508
Interest Expense:
   Interest on Deposits:
      Savings and Demand Deposits                     7,012      6,244     14,067     12,362
      Time Deposits                                  41,797     21,175     82,188     39,400
         Total Interest on Deposits                  48,809     27,419     96,255     51,762
   Interest on Short-Term Debt                        9,704      3,844     15,496      7,823
   Interest on Long-Term Debt                         6,567      5,277     13,177      9,439
      Total Interest Expense                         65,080     36,540    124,928     69,024
         Net Interest Income                         49,064     45,342     95,180     88,484
Provision for Possible Loan Losses                    3,000      3,000      5,000      6,000
   Net Interest Income After Provision
      for Possible Loan Losses                       46,064     42,342     90,180     82,484
Other Income:
   Service Charges on Deposit Accounts                3,911      3,678      7,682      7,304
   Other Service Charges and Fees                     7,100      3,688     10,885      7,111
   Gain on Sales of Loans                               630        (77)     2,432        691
   Security Gains                                         -          -          -          -
   Other                                              1,205        870      2,642      2,489
      Total Other Income                             12,846      8,159     23,641     17,595
Other Expense:
   Compensation:
      Salaries                                       13,600     12,117     26,888     24,300
      Benefits                                        2,288      2,258      4,738      4,530
      Profit Sharing                                    864        784      1,670      1,529
   Occupancy                                          2,198      1,927      4,345      3,878
   Equipment Expense                                  2,298      1,943      4,601      3,824
   Deposit Insurance                                  2,177      1,767      4,354      3,533
   Other                                             10,438      8,023     19,609     15,987
      Total Other Expense                            33,863     28,819     66,205     57,581

Earnings Before Income Taxes                         25,047     21,682     47,616     42,498
Applicable Income Taxes                               8,572      7,356     16,141     14,469
   Net Earnings                                     $16,475    $14,326    $31,475    $28,029

Net Earnings Per Common Share:
   Primary                                             $.99       $.85      $1.89      $1.65
   Fully Diluted                                        .90        .78       1.72       1.52
Average Primary Shares                               16,011     16,062     16,018     16,051
Average Fully Diluted Shares                         18,356     18,409     18,351     18,385

            PROVIDENT BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                     (Dollars in Thousands)
                                                                 Six Months Ended June 30,
                                                                    1995             1994
Operating Activities:
   Net Earnings                                                    $31,475          $28,029
   Adjustments to Reconcile Net Earnings to
      Net Cash Provided by Operating Activities:
         Provision for Possible Loan Losses                          5,000            6,000
         Provision for Depreciation and Amortization                 5,763            4,642
         Amortization of Investment Security Premiums (Discounts)     (336)             483
         Amortization of Unearned Income                           (10,260)          (4,177)
         Net Decrease in Trading Securities                            100               74
         Proceeds from Sale of Loans Held for Sale                  40,828           69,229
         Origination of Loans Held for Sale                        (39,470)          (7,825)
         Realized Gains on Loans Held for Sale                        (557)            (660)
         Realized Gains on Sale of Loans                            (1,875)             (31)
         Realized Investment Security Gains                              -                -
         (Increase) Decrease in Interest Receivable                  1,557           (2,679)
         Increase in Accounts Receivable and Other Assets          (27,496)         (14,856)
         Increase in Interest Payable                                5,476            6,858
         Decrease in Accounts Payable and Other Liabilities         (1,597)             (44)
         Other                                                       8,447            1,502
            Net Cash Provided By Operating Activities               17,055           86,545
Investing Activities:
   Investment Securities Available for Sale:
      Proceeds from Sales                                              427                -
      Proceeds from Maturities and Prepayments                      82,036          105,382
      Purchases                                                    (66,519)         (67,819)
   Investment Securities Held to Maturity:
      Proceeds from Sales                                                -                -
      Proceeds from Maturities and Prepayments                       5,264              765
      Purchases                                                   (227,334)         (12,198)
   Net Increase in Loans and Leases                               (185,935)        (373,644)
   Proceeds from Sale of Other Real Estate                           1,997            3,086
   Purchases of Premises and Equipment                             (16,889)          (5,990)
   Proceeds from Sales of Premises and Equipment                     1,299            2,261
      Net Cash Used In Investing Activities                       (405,654)        (348,157)
Financing Activities:
   Net Decrease in Demand and Savings Deposits                     (93,573)        (112,823)
   Net Increase in Certificates of Deposit                           6,676          441,042
   Net Increase (Decrease) in Short-Term Debt                      155,690          (82,746)
   Principal Payments on Long-Term Debt                            (23,494)        (107,529)
   Proceeds From Issuance of Long-Term Debt                        100,000          210,482
   Cash Dividends Paid                                              (8,948)          (8,357)
   Proceeds from Sale of Common Stock                                2,717              289
   Repurchase of Common Stock                                       (6,109)               -
      Net Cash Provided By Financing Activities                    132,959          340,358
         Increase (Decrease) in Cash and Cash Equivalents         (255,640)          78,746
   Cash and Cash Equivalents at Beginning of Period                424,575          539,394
      Cash and Cash Equivalents at End of Period                  $168,935         $618,140
Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
      Interest                                                    $119,452          $62,146
      Income Taxes                                                   9,000           16,400
   Non-Cash Activity:
      Additions to Other Real Estate in Settlement of Loans            495            1,160
      Transfer of Premises and Equipment to Other Real Estate            -              101

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

Stock Options

Pursuant to Bancorp's 1988 Stock Option Plan and 1992 Outside Director's Stock Option Plan, options to purchase 165,000 shares of Bancorp common stock were granted during the first six months of 1995. The options have exercise prices ranging from $29.69 to $34.25.

Off-Balance Sheet Financial Agreements

In the normal course of business, Bancorp uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At June 30, 1995, these off-balance sheet instruments consisted of standby letters of credit of $93 million, commitments to extend credit of $1.3 billion and interest rate swaps with a notional amount of $1.4 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary

Bancorp's net earnings for the second quarter of 1995 were $16.5 million compared to $14.3 million for the second quarter of 1994. Net interest income increased by $3.7 million, or 8%, over the comparable period in 1994. Interest income increased by $32.3 million, or 39%, which more than offset the $28.5 million, or 78%, increase in interest expense. Other income increased $4.7 million, or 57%, primarily due to a gain from the sale of mortgage loan servicing rights. Other expense increased $5.0 million, or 18%, primarily due to increases in salaries and benefits and other expense.

Bancorp's net earnings for the first six months of 1995 were $31.5 million compared to $28.0 million for the first six months of 1994. Net interest income increased by $6.7 million, or 8%, over the comparable period in 1994. Interest income increased by $62.6 million, or 40%, which more than offset the $55.9 million, or 81%, increase in interest expense. Other income increased $6.0 million, or 34%, primarily due to the increase in gain on sales of loans and a gain from the sale of mortgage loan servicing rights. Other expense increased $8.6 million, or 15%, primarily due to increases in salaries and benefits and other expense.

The following ratios compare returns on average assets and average equity for the first six months of 1995 and for the year 1994.

                                                  Six Months Ended    Year Ended
                                                  June 30, 1995      December 31, 1994
  Net Earnings to Average Assets(1)                       1.18%              1.24%
  Net Earnings to Average Shareholders' Equity(1)        16.91%             16.64%

  (1)Net earnings for the six months ended June 30, 1995 have been annualized.

The ratio of operating expense to tax equivalent revenue ("efficiency ratio") was 56.9% for the first six months of 1995 compared to 54.2% for the first six months of 1994. Tax equivalent revenue includes tax equivalent net interest income and other income but excludes non-recurring gains and security gains or losses. The primary reason for the increase in the efficiency ratio was operating expense increasing at a proportionately faster rate than tax equivalent net interest income.

Asset quality remained strong during the second quarter of 1995. The ratio of nonperforming loans to total loans was .55% at June 30, 1995, compared to .17% at December 31, 1994 and .48% at June 30, 1994. The ratio of nonperforming assets to total loans and other real estate owned was .59% at June 30, 1995, compared to .25% at December 31, 1994 and .65% at June 30, 1994.

Net Interest Income

See Table 1 for net interest income on a tax equivalent basis and Table 2 for consolidated average balances, rates earned/paid and net interest margin.

Net interest income on a tax equivalent basis increased approximately $6.8 million for the first six months of 1995 over the comparable period in 1994. This increase resulted from a $11.5 million increase due to changes in volume more than offsetting the $4.7 million decrease which was caused by changes in rates. Volume changes are caused by changes in the average balances of interest earning assets and interest bearing liabilities. The net interest margin was 3.81% for the first six months of 1995 as compared to 4.26% for the comparable period in 1994. The decrease in the net interest margin during this period reflects the increase in the average rate paid on interest bearing liabilities, which increased 181 basis points, more than offsetting the increase of 121 basis points in the average rate earned on interest earning assets. An increase in time deposits combined with an increase in the rate paid on time deposits were the primary reasons for the increase in Bancorp's interest expense and overall cost of interest bearing liabilities. An increase in the amount of commercial and financial loans combined with repricing of commercial and financial loans were the primary reasons for the increase in interest income and the average rate earned on interest earning assets. Beginning in the first quarter of 1994, market interest rates began to increase and continued to increase through the first quarter of 1995. During the second quarter of 1995, interest rates started to decline. As interest rates increased, interest bearing liabilities reacted more quickly than interest earning assets, causing the net interest margin to decrease. The increase in interest rates that began in 1994 was the primary reason that interest rate swaps decreased the net interest margin by 20 basis points during the first half of 1995. During the first half of 1994, interest rate swaps increased the net interest margin by 29 basis points.

In preparing the net interest margin tables, nonaccrual loan balances are included in the average balances for loans. Loan fees are included in loan revenue as follows: second quarter 1995 - $4.1 million, second quarter 1994 - $3.9 million, year-to-date 1995 - $8.7 million and year-to-date 1994 - $7.4 million.

Provision for Possible Loan Losses

For the first half of 1995 and 1994, the provision for possible loan losses was $5 million and $6 million, respectively. As loan growth has slowed, the provision for possible loan losses has decreased.

Other Income

Second Quarter 1995 Compared to Second Quarter 1994

Other income increased $4.7 million during the second quarter of 1995, primarily due to the increase in gain on sale of loans and the gain from the sale of mortgage loan servicing rights. Other service charges and fees increased primarily due to the gain from the sale of mortgage loan servicing rights and an increase in credit card fee income. The increase in the gain on sale of loans was primarily due to a decrease in interest rates in the residential mortgage markets. An increase in operating lease income was the primary reason for the increase in other.

Six  Months Ended June 30, 1995 Compared to Six Months Ended June  30,
1994

Other income increased $6 million during the first six months of 1995, primarily for the same reasons given in the quarterly comparison. The sale of an equipment lease was the primary reason for the increase in gain on sale of loans.

Other Expense

Second Quarter 1995 Compared to Second Quarter 1994

Other expense increased $5 million during the second quarter of 1995 when compared to 1994. Salaries increased as a result of merit and promotion increases, increases in incentives and increased expenses in the retail banking area. Occupancy expense increased primarily due to an increase in the amount of space rented. The increase in equipment expense was primarily due to increased depreciation expense relating to the bank's data processing operations. The increase in the deposit base was the reason for the increase in deposit insurance expense. Increases in marketing expense and data processing expense were the primary reasons for the increase in other.

Six  Months Ended June 30, 1995 Compared to Six Months Ended June  30,
1994

Other expense increased $8.6 million during the first half of 1995 when compared to 1994. Salaries increased as a result of merit and promotion increases, increases in incentives and increased expenses in the retail banking and commercial lending areas. Occupancy expense, equipment expense and deposit insurance expense increased primarily for the same reasons given in the quarterly comparison. Increases in stationery and supplies expense and data processing expense were the primary reasons for the increase in other.

Financial Condition

Investment Securities and Short-Term Investments

Investment securities increased $225.4 million, or 33%, during 1995 as more funds were invested in investment securities due to slower loan growth during the first half of 1995. Federal funds sold and reverse repurchase agreements decreased $240.6 million, or 95%, during 1995 as funds were shifted to asset categories with higher yields.

Loans

The sale of equipment financed under an equipment lease financing was the primary reason for the decrease in equipment lease financing. Consumer lease financing increased $57.9 million, or 31%, as automobile leasing continued to grow. As competition has intensified, management has decided to limit instalment loan growth. If growth in the economy continues to slow in 1995, Bancorp will more than likely experience slower loan growth in 1995 than in 1994.

The following table shows the composition of the commercial and financial loan category by industry type at June 30, 1995 (dollars in millions):

                                                                         Amount on
                    Type                         Amount         %       Nonaccrual
  Construction                                     $98.0         5             $.4
  Manufacturing                                    405.5        20             3.4
  Transportation/Utilities                         111.4         6             5.8
  Wholesale Trade                                  220.3        11              .8
  Retail Trade                                     218.2        11              .2
  Finance & Insurance                              107.1         5              .3
  Real Estate Operators/Investment                 251.9        13             1.4
  Service Industries                               271.4        14             1.1
  Automobile Dealers                               107.7         5               -
  Other(1)                                         200.6        10             1.3
        Total                                   $1,992.1       100           $14.7

  (1)Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

The composition of the commercial mortgage and construction loan categories by property type at June 30, 1995 is shown in the following table (dollars in millions):

                                                                         Amount on
                    Type                         Amount         %       Nonaccrual
  Apartments                                       $87.4        14             $.2
  Office/Warehouse                                 135.2        22              .6
  Residential Development                           88.7        14              .1
  Shopping/Retail                                  152.2        24             1.0
  Land                                              21.5         3               -
  Industrial Plants                                 17.5         3               -
  Hotel/Motel                                       25.0         4               -
  Health Facilities                                  5.3         1               -
  Auto Sales and Service                            19.2         3               -
  Churches                                          12.7         2               -
  Mobile Home Parks                                 10.9         2               -
  Other Commercial Properties                       50.1         8              .6
        Total                                     $625.7       100            $2.5

At June 30, 1995, approximately $136.4 million, or 3.1%, of Bancorp's total loan portfolio was classified as highly leveraged loans. This is an increase of $18.6 million since December 31, 1994. In general, Bancorp does not originate highly leveraged loans but participates in loans originated by larger banks. All of the highly leveraged loans are current at this time except for one loan with a balance of $2 million that is on nonaccrual status. Placing this loan on nonaccrual reduced interest income in the first half of 1995 by approximately $181,000. These loans were considered by management in the determination of the adequacy of the reserve for possible loan losses. Bancorp also has commitments to lend up to an additional $44.7 million at market rates under this type of transaction to present borrowers.

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

The following table shows the progression of the reserve for possible loan losses (dollars in thousands):

                                                     1995              1994
  Balance at January 1                              $51,979           $40,542
  Provision for Possible Loan Losses                  5,000             6,000
  Loans Charged Off                                  (6,483)           (4,366)
  Recoveries                                          3,779             2,150
     Balance at June 30                             $54,275           $44,326

The primary reason for the increase in loan charge-offs in 1995 was the charge-off of one commercial loan during the second quarter of 1995. The primary reason for the increase in recoveries in 1995 was the partial recovery of a commercial loan charge-off that occurred in 1991. As a percentage of total loans outstanding, the reserve was 1.23% at June 30, 1995, 1.24% at December 31, 1994 and 1.20% at June
30, 1994.

Table 3 shows a comparison of the major components of nonperforming assets over the past five quarters along with various asset quality ratios. Nonperforming assets have increased $15.5 million during 1995. Nonaccrual loans have increased approximately $12.3 million during the first six months of 1995, primarily due to two commercial and financial loans being put on nonaccrual status during the first quarter. Renegotiated loans increased due to one commercial and financial loan being renegotiated during the second quarter of 1995. The decrease in other real estate owned was due primarily to the sale of commercial and multifamily properties. Nonperforming assets as a percentage of loans and total assets at June 30, 1995 are at a level that is more consistent with historical averages.

Deposits

Although interest bearing deposits as of June 30, 1995 decreased $62.3 million, or 1.72%, when compared to December 31, 1994, the average interest bearing deposit balance for the first half of 1995 increased $564.8 million, or 19%, over the average interest bearing deposit balance for the year 1994. The increase in the average balance is primarily due to an increase in brokered deposits.

Short-Term Debt

Short-term debt increased $155.7 million, or 30%, during the first half of 1995, primarily due to an increase in federal funds purchased of $162.8 million. The average short-term debt balance for the first half of 1995 increased $76.8 million, or 17%, over the average balance for the year 1994 primarily due to an increase in average federal funds purchased of $46.1 million.

Long-Term Debt

During the first six months of 1995, long-term debt increased $76.6 million, or 20%, to a balance of $460.0 million. In June 1995, The Provident Bank borrowed an additional $100 million from the Federal Home Loan Bank at a variable rate based on the one-month LIBOR rate and a maturity date of June 9, 2000. In addition, principal payments on existing debt were made totaling $23.5 million during the first half of 1995.

Capital Resources and Adequacy

During the first six months of 1995, shareholders' equity increased $31.6 million, or 9%, to $390.9 million. Dividends of $7.8 million on common stock and $1.2 million on preferred stock were paid in the first six months of 1995. Treasury stock increased to $3.8 million at June 30, 1995 as Bancorp purchased 192,222 shares and sold 75,487 shares of its common stock during the first six months of 1995. In December, 1994, Bancorp announced that it would purchase up to 200,000 shares to be used for various company benefit plans and for other corporate purposes. In May, 1995, Bancorp announced that it would purchase up to an additional 200,000 shares. Unrealized losses on marketable securities, net of deferred income taxes, decreased $12.3 million during the first six months of 1995 as a result of an improvement in market conditions.

The following table of ratios is important to the analysis of the adequacy of capital resources.

                                                     Six Months Ended         Year Ended
                                                      June 30, 1995        December 31, 1994
  Average Shareholders' Equity to Average Assets                 6.96%                 7.43%
  Preferred Dividend Payout to Net Earnings                      3.69(1)               5.15
  Common Dividend Payout to Net Earnings                        24.74(1)              25.47
  Tier 1 Leverage Ratio                                          7.06                  7.21
  Tier 1 Capital to Risk-Weighted Assets                         7.71                  7.86
  Total Risk-Based Capital To Risk-Weighted Assets              12.34                 12.85

  (1)Net earnings and dividend payouts for the six months ended June 30, 1995 have been annualized.

In July, 1995, Bancorp announced that the quarterly dividend on its common stock would increase from $.25 per share to $.275 per share effective with the dividend paid in the third quarter of 1995. This dividend rate increase should cause the common dividend payout ratio to increase in the future.

In the fourth quarter of 1994, Bancorp proceeded with the optional redemption of its Series B preferred stock. Pursuant to the terms of the Series B preferred stock, on the redemption date, the Series B preferred shares were not redeemed but ceased to accrue dividends at the preferred stock rate of $8.00 per share. Dividends are now paid as if the Series B preferred stock had been converted to Bancorp common stock.

Capital expenditures planned by Bancorp for building improvements and furniture and equipment in 1995 are currently estimated to be approximately $14 million. Included in this amount are projected capital expenditures for improvements of the branch banking network and improvements in data processing capabilities for The Provident Bank's data processing subsidiary. Through June 30, 1995, approximately $5.8 million of these expenditures have been made. Management believes that currently available funds and funds provided by normal operations will be sufficient to meet capital requirements.

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

Net liquid assets at June 30, 1995 were as follows (dollars in millions):

  Cash and deposits due from banks                                       $157.0
  Federal funds sold net(1)                                              (536.3)
  Investment securities due with one year                                 662.2
  Loans due within one year                                             1,505.1
  Net liquid assets                                                    $1,788.0

  (1)Federal funds sold and reverse repurchase agreements less federal funds purchased and repurchase agreements.

Total deposits decreased $86.9 million from the amount reported at December 31, 1994. Approximately $23.5 million of long-term debt was repaid during the first six months of 1995; during the remainder of 1995, approximately $2.6 million of long-term debt is due to be repaid based upon scheduled principal payments.

The major source of liquidity for Bancorp on a parent-only basis is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to Bancorp at June 30, 1995 by its banking subsidiaries was approximately $70.5 million. Bancorp has not received dividends from its subsidiaries during the first six months of 1995.

At June 30, 1995, the parent had $127.6 million of short-term commercial paper outstanding. A portion of commercial paper proceeds was used to fund short-term loans. Contractual lines of credit totaling $130 million have been obtained by Bancorp to support its commercial paper borrowings. These lines had not been used at June 30, 1995. The parent had approximately $18.7 million in cash and interest earning deposits and $83.5 million in short-term repurchase agreements at June 30, 1995.

Management believes that the repayment of Bancorp's debt can be made using funds generated by Bancorp and received as dividends from subsidiaries both in the short-term as well as in the long-term.

Provident Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements Of Earnings
(unaudited)
(In Thousands)
Table 1.
                                                       Quarter Ended             Six Months Ended
                                                          June        June          June        June
                                                          1995        1994          1995        1994
Total Interest Income                                    $114,144     $81,882      $220,108    $157,508
Taxable Equivalent Adjustment                                 127          80           249         166

Taxable Equivalent Interest Income                        114,271      81,962       220,357     157,674
Total Interest Expense                                     65,080      36,540       124,928      69,024

Net Interest Income                                        49,191      45,422        95,429      88,650
Provision for Possible Loan Losses                          3,000       3,000         5,000       6,000

Taxable Equivalent Net Interest Income After
    Provision for Possible Loan Losses                     46,191      42,422        90,429      82,650

Noninterest Income                                         12,846       8,159        23,641      17,595
Noninterest Expense                                        33,863      28,819        66,205      57,581


Taxable Equivalent Earnings Before Income Taxes            25,174      21,762        47,865      42,664

Applicable Income Taxes                                     8,572       7,356        16,141      14,469

Taxable Equivalent Adjustment                                 127          80           249         166

Net Earnings                                              $16,475     $14,326       $31,475     $28,029
Net Earnings Applicable to Common Stock                   $15,894     $13,583       $30,314     $26,543

Provident Bancorp, Inc. and Subsidiaries
Consolidated Average Balances, Rates and Yields
On a Fully Taxable Equivalent Basis
(unaudited)
(Dollars In Millions)
Table 2.
                                             Quarter Ended                         Six Months Ended
                                             June 30,1995       June 30,1994       June 30,1995      June 30,1994
                                                         Rate               Rate              Rate               Rate
                                                       Earned/            Earned/           Earned/            Earned/
                                              Balance    Paid    Balance    Paid   Balance    Paid    Balance    Paid
Assets:
 Loans (Net of Unearned Income):
  Commercial Lending:
   Commercial and Financial                    $1,995    10.12%   $1,589     8.55%  $1,952    10.09%   $1,553     8.08%
   Commercial Mortgage                            425     9.14       396     8.62      424     9.17       395     8.72
   Commercial Construction                        200     9.59       156     7.98      191     9.56       149     7.60
   Equipment Lease Financing                       95     7.71        81     7.75       99     7.68        88     7.96
  Consumer Lending:
   Instalment                                     925     9.09       843     7.73      926     8.79       816     7.76
   Residential                                    497     7.82       506     7.83      500     7.99       502     7.99
   Lease Financing                                228     7.14        19    11.01      213     7.03        10    11.25
    Total Loans                                 4,365     9.31     3,590     8.23    4,305     9.25     3,513     8.05
   Reserve for Possible Loan Losses               (56)               (45)              (55)               (44)
    Net Loans                                   4,309     9.43     3,545     8.34    4,250     9.37     3,469     8.15
 Investment Securities:
  Taxable                                         851     5.97       693     4.68      770     5.76       702     4.87
  Tax Exempt                                       10     5.99         -     8.72       10     5.93         -     8.52
    Total Investment Securities                   861     5.97       693     4.68      780     5.76       702     4.87
 Federal Funds Sold and Reverse
   Repurchase Agreements                            5     6.22        15     4.82       26     5.73        25     3.79
    Total Earning Assets                        5,175     8.85     4,253     7.73    5,056     8.79     4,196     7.58
 Cash and Noninterest Bearing Deposits            146                144               146                142
 Other Assets                                     159                108               148                107
    Total Assets                               $5,480             $4,505            $5,350             $4,445
Liabilities and Shareholders' Equity:
 Deposits:
  Demand Deposits                                $258     2.23      $266     2.16     $260     2.23      $270     2.16
  Savings Deposits                                657     3.41       780     2.48      664     3.40       789     2.42
  Time Deposits                                 2,689     6.23     1,862     4.56    2,690     6.16     1,776     4.47
   Total Deposits                               3,604     5.43     2,908     3.78    3,614     5.37     2,835     3.68
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements                          499     6.07       282     3.72      391     5.95       333     3.42
  Commercial Paper                                140     6.13       115     4.25      131     6.02       110     3.97
  Short-Term Notes Payable                          1     5.21         1     2.68        1     5.46         1     3.11
   Total Short-Term Debt                          640     6.08       398     3.87      523     5.97       444     3.55
 Long-Term Debt                                   390     6.75       451     4.70      383     6.95       421     4.52
   Total Interest Bearing Liabilities           4,634     5.63     3,757     3.90    4,520     5.57     3,700     3.76
 Noninterest Bearing Deposits                     381                343               375                339
 Other Liabilities                                 86                 63                83                 65
 Shareholders Equity                              379                342               372                341
   Total Liabilities and Shareholders' Equity  $5,480             $4,505            $5,350             $4,445

Net Interest Spread                                       3.22%              3.83%             3.22%              3.82%

Net Interest Margin                                       3.81%              4.28%             3.81%              4.26%

Provident Bancorp, Inc. and Subsidiaries
Consolidated Quarterly Nonperforming Assets
(unaudited)
(Dollars In Thousands)
Table 3.
                                         Quarter Ended
                                             June        March         Dec.        Sept.         June
                                             1995         1995         1994         1994         1994
Nonaccrual Loans: (1)
 Commercial Lending:
   Commercial and Financial                  $14,655      $13,173       $2,973       $2,431      $12,276
   Commercial Mortgage                         2,465        1,868        1,869        2,233        2,569
   Commercial Construction                        78           78           78          201          521
   Equipment Lease Financing                       -            -            -            -            -
 Consumer Lending:
   Instalment                                      -            -            -           31            1
   Residential                                 1,388        1,327        1,396        1,182        1,443
   Lease Financing                                 -            -            -            -            -
     Total Nonaccrual Loans                   18,586       16,446        6,316        6,078       16,810

Renegotiated Loans (2)                         5,721          896          961          978          988
   Total Nonperforming Loans                  24,307       17,342        7,277        7,056       17,798

Other Real Estate and Equipment Owned:
   Commercial                                      -           84          714        2,117        1,786
   Closed bank branches                          189          189          311          274          279
   Residential                                   265          271          350          455          947
   Multifamily                                   607          740        1,094        1,101        1,185
   Land                                          724          857          857        2,148        2,163
     Total                                     1,785        2,141        3,326        6,095        6,360

     Total Nonperforming Assets              $26,092      $19,483      $10,603      $13,151      $24,158

Loans 90 Days Past Due Still Accruing (3)     $4,717       $4,858       $4,673       $4,420       $3,963

Total Loans                                4,394,802    4,285,665    4,204,538    3,960,845    3,700,374

Reserve for Possible Loan Losses              54,275       53,987       51,979       45,112       44,326

Total Assets                               5,607,455    5,298,327    5,411,491    5,140,380    5,055,433

Reserve for Possible Loan Losses as a Percent of:
  Nonperforming Loans                         223.29%      311.31%      714.29%      639.34%      249.05%
  Nonperforming Assets                        208.01%      277.10%      490.23%      343.03%      183.48%
  Total Loans                                   1.23%        1.26%        1.24%        1.14%        1.20%


Nonperforming Loans as a % of Total Loans        .55%         .40%         .17%         .18%         .48%


Nonperforming Assets as a Percent of:
  Total Loans and Other Real Estate              .59%         .45%         .25%         .33%         .65%
  Total Assets                                   .47%         .37%         .20%         .26%         .48%

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

                    PART II.  -  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

Registrant's annual meeting of shareholders was held on May 18, 1995. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and the following matter was voted upon and approved by the shareholders as indicated below:

Election of the following directors:

(a) Jack M. Cook, 14,134,508 votes for, 3,751 votes against and 105,395 abstentions.

(b) Allen L. Davis, 14,133,398 votes for, 3,751 votes against and 106,505 abstentions.

(c) Thomas D. Grote, Jr., 14,134,230 votes for, 3,751 votes against and 105,673 abstentions.

(d) S. Paul Mathews, 14,132,153 votes for, 3,751 votes against and 107,750 abstentions.

(e) Philip R. Myers, 14,134,375 votes for, 3,751 votes against and 105,528 abstentions.

(f) Joseph A. Pedoto, 14,134,396 votes for, 3,751 votes against and 105,507 abstentions.

(g) Sidney A. Peerless, 14,132,252 votes for, 3,751 votes against and 107,651 abstentions.

(h) Joseph A. Steger, 14,131,886 votes for, 3,751 votes against and 108,017 abstentions.


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





                                            Provident Bancorp, Inc.
                                                  Registrant





Date:  August 9, 1995                       \s\ John R. Farrenkopf
                                              John R. Farrenkopf
                                              Vice President and
                                           Chief Financial Officer