Form 10-Q
period 1995-09-30
PROVIDENT BANCORP INC
filed 1995-11-13
CIK 316770

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                       Commission File
September 30, 1995                                        No. 1-8019


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

                      Yes    X         No ______


Indicate  the  number of shares outstanding of each  of  the  issuer's
classes  of  common stock, as of the latest practicable date:   Common
stock, without par value, at October 31, 1995 is 15,646,338.


                 Please address all correspondence to:

                          John R. Farrenkopf
              Vice President and Chief Financial Officer
                        Provident Bancorp, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

                PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)
                                                              September 30,  December 31,
                                                                  1995          1994
                            ASSETS                             (Unaudited)
Cash and Noninterest Bearing Deposits                             $175,801      $172,025
Federal Funds Sold and Reverse Repurchase Agreements               108,150       252,550
Investment Securities:
   Held to Maturity (market value - $255,178 and $31,699)          255,286        31,699
   Available for Sale (amortized cost - $622,210 and $679,310)     618,664       654,221
Loans (Net of Unearned Income):
   Commercial Lending:
      Commercial and Financial                                   2,155,592     1,878,351
      Commercial Mortgage                                          436,704       420,222
      Commercial Construction                                      218,294       172,190
      Equipment Lease Financing                                    107,348       109,743
   Consumer Lending:
      Instalment                                                   965,827       930,545
      Residential                                                  482,362       507,734
      Lease Financing                                              280,239       185,753
         Total Loans                                             4,646,366     4,204,538
   Reserve for Possible Loan Losses                                (55,830)      (51,979)
         Net Loans                                               4,590,536     4,152,559
Premises and Equipment                                              86,731        64,210
Other Assets                                                       120,089        84,227
                                                                $5,955,257    $5,411,491

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
      Noninterest Bearing                                         $479,322      $452,458
      Interest Bearing                                           3,572,142     3,616,191
         Total Deposits                                          4,051,464     4,068,649
   Short-Term Debt                                                 862,115       521,707
   Long-Term Debt                                                  508,035       383,433
   Accrued Interest and Other Liabilities                          121,208        78,351
      Total Liabilities                                          5,542,822     5,052,140
Shareholders' Equity:
   Preferred Stock, 5,000,000 Shares Authorized,
        Series B, 371,418 Issued                                         -        37,000
        Series C, 371,418 Issued                                    37,000             -
   Common Stock, No Par Value, $.67 Stated Value, 60,000,000
        Shares Authorized, 15,654,649 and 15,639,849 Issued         10,437        10,427
   Capital Surplus                                                 108,196       107,264
   Retained Earnings                                               251,198       210,355
   Reserve for Retirement of Capital Securities                      8,500        10,667
   Treasury Stock, 18,283 and 4,487 Shares                            (590)         (134)
   Unrealized Losses on Marketable Securities
        (net of deferred income tax)                                (2,306)      (16,228)
      Total Shareholders' Equity                                   412,435       359,351
                                                                $5,955,257    $5,411,491

     PROVIDENT BANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF EARNINGS
                   (Unaudited)
     (In Thousands, Except Per Share Amounts)
                                                  Three Months Ended    Nine Months Ended
                                                     September 30,         September 30,
                                                     1995       1994       1995       1994
Interest Income:
   Interest and Fees on Loans:
      Taxable                                      $103,998    $80,491   $300,922   $220,244
      Exempt From Federal Income Taxes                  121        137        388        442
                                                    104,119     80,628    301,310    220,686
   Interest on Investment Securities:
      Taxable                                        13,701      7,846     35,677     24,825
      Exempt From Federal Income Taxes                   98         42        293         46
                                                     13,799      7,888     35,970     24,871
   Interest on Federal Funds Sold and
      Reverse Repurchase Agreements                     140        421        886        888
         Total Interest Income                      118,058     88,937    338,166    246,445
Interest Expense:
   Interest on Deposits:
      Savings and Demand Deposits                     5,984      6,439     20,051     18,801
      Time Deposits                                  41,806     26,418    123,994     65,818
         Total Interest on Deposits                  47,790     32,857    144,045     84,619
   Interest on Short-Term Debt                       10,783      4,191     26,279     12,014
   Interest on Long-Term Debt                         7,859      5,336     21,036     14,775
      Total Interest Expense                         66,432     42,384    191,360    111,408
         Net Interest Income                         51,626     46,553    146,806    135,037
Provision for Possible Loan Losses                    4,000      3,000      9,000      9,000
   Net Interest Income After Provision
      for Possible Loan Losses                       47,626     43,553    137,806    126,037
Other Income:
   Service Charges on Deposit Accounts                4,537      3,811     12,219     11,115
   Other Service Charges and Fees                     4,525      4,171     15,410     11,282
   Gain on Sales of Loans                             1,426        506      3,858      1,197
   Security Gains (Losses)                              (92)         -        (92)         -
   Other                                              8,329        797     10,971      3,286
      Total Other Income                             18,725      9,285     42,366     26,880
Other Expense:
   Compensation:
      Salaries                                       16,153     13,136     43,041     37,436
      Benefits                                        2,127      1,870      6,865      6,400
      Profit Sharing                                  1,068        850      2,738      2,379
   Occupancy                                          2,334      1,857      6,679      5,735
   Equipment Expense                                  2,296      1,948      6,897      5,772
   Deposit Insurance                                    726      1,894      5,080      5,427
   Professional Fees                                  2,714      1,528      5,651      4,130
   Other                                              8,933      7,212     25,605     20,597
      Total Other Expense                            36,351     30,295    102,556     87,876

Earnings Before Income Taxes                         30,000     22,543     77,616     65,041
Applicable Income Taxes                               8,990      7,818     25,131     22,287
   Net Earnings                                     $21,010    $14,725    $52,485    $42,754

Net Earnings Per Common Share:
   Primary                                            $1.26       $.87      $3.15      $2.52
   Fully Diluted                                       1.13        .80       2.85       2.32
Average Primary Shares                               16,162     16,120     16,066     16,074
Average Fully Diluted Shares                         18,553     18,458     18,419     18,410

            PROVIDENT BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                     (Dollars in Thousands)
                                                                 Nine Months Ended September 30,
                                                                    1995                1994
Operating Activities:
   Net Earnings                                                    $52,485             $42,754
   Adjustments to Reconcile Net Earnings to
      Net Cash Provided by Operating Activities:
         Provision for Possible Loan Losses                          9,000               9,000
         Provision for Depreciation and Amortization                 9,018               6,669
         Amortization of Investment Security Premiums (Discounts)     (606)                602
         Amortization of Unearned Income                           (16,442)             (7,583)
         Net Decrease in Trading Securities                            125                 181
         Proceeds from Sale of Loans Held for Sale                  85,245              66,850
         Origination of Loans Held for Sale                        (83,528)             (4,946)
         Realized Gains on Loans Held for Sale                        (964)               (709)
         Realized Gains on Sale of Loans                            (2,894)               (488)
         Realized Investment Security Losses                            92                   -
         Increase in Interest Receivable                            (3,690)             (6,533)
         Increase in Accounts Receivable and Other Assets          (29,527)            (15,439)
         Increase in Interest Payable                               15,400              13,018
         Increase in Accounts Payable and Other Liabilities          3,823               1,993
         Other                                                      15,492               4,151
            Net Cash Provided By Operating Activities               53,029             109,520
Investing Activities:
   Investment Securities Available for Sale:
      Proceeds from Sales                                           18,654                   -
      Proceeds from Maturities and Prepayments                     142,706             158,427
      Purchases                                                   (103,825)           (149,162)
   Investment Securities Held to Maturity:
      Proceeds from Sales                                              416                   -
      Proceeds from Maturities and Prepayments                      20,744               1,615
      Purchases                                                   (244,755)            (13,400)
   Net Increase in Loans and Leases                               (435,102)           (635,163)
   Proceeds from Sale of Other Real Estate                           2,208               3,944
   Purchases of Premises and Equipment                             (29,290)             (7,703)
   Proceeds from Sales of Premises and Equipment                     2,305               2,785
      Net Cash Used In Investing Activities                       (625,939)           (638,657)
Financing Activities:
   Net Decrease in Demand and Savings Deposits                     (90,609)           (136,098)
   Net Increase in Certificates of Deposit                          73,424             515,026
   Net Increase (Decrease) in Short-Term Debt                      340,408             (61,434)
   Principal Payments on Long-Term Debt                            (25,466)           (108,466)
   Proceeds From Issuance of Long-Term Debt                        150,000             211,413
   Cash Dividends Paid                                             (13,867)            (13,006)
   Proceeds from Sale of Common and Treasury Stock                   4,505                 733
   Repurchase of Common Stock                                       (6,109)                  -
      Net Cash Provided By Financing Activities                    432,286             408,168
         Decrease in Cash and Cash Equivalents                    (140,624)           (120,969)
   Cash and Cash Equivalents at Beginning of Period                424,575             539,394
      Cash and Cash Equivalents at End of Period                  $283,951            $418,425
Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
      Interest                                                    $175,960             $98,390
      Income Taxes                                                   9,000              22,700
   Non-Cash Activity:
      Additions to Other Real Estate in Settlement of Loans            539               1,592
      Transfer of Premises and Equipment to Other Real Estate            -                 101
      Treasury Stock Reissued to Acquire Business                    1,750                   -

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

Preferred Stock

In the third quarter of 1995, Bancorp exchanged all of the shares of its Series B Convertible Preferred Stock ("B Preferred") for an identical number of shares of its Series C Convertible Preferred Stock ("C Preferred"). The terms of the C Preferred are substantially identical to the B Preferred except that the terms of the C Preferred permit American Financial Corporation ("American Financial"), its subsidiaries or affiliates to convert the C Preferred into Bancorp common stock so long as American Financial, its subsidiaries or affiliates do not, in the aggregate, beneficially own in excess of 9.9% of Bancorp's voting equity securities.

Stock Options

Pursuant to Bancorp's 1988 Stock Option Plan and 1992 Outside Director's Stock Option Plan, options to purchase 250,500 shares of Bancorp common stock were granted during the first nine months of 1995. The options have exercise prices ranging from $29.69 to $40.00.

Off-Balance Sheet Financial Agreements

In the normal course of business, Bancorp uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At September 30, 1995, these off-balance sheet instruments consisted of standby letters of credit of $93 million, commitments to extend credit of $1.5 billion and interest rate swaps with a notional amount of $1.3 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary

Bancorp's net earnings for the third quarter of 1995 were $21.0 million compared to $14.7 million for the third quarter of 1994. Net interest income increased by $5.1 million, or 11%, over the comparable period in 1994. Interest income increased by $29.1 million, or 33%, which more than offset the $24.0 million, or 57%, increase in interest expense. Other income increased $9.4 million, or 102%, due primarily to an additional $7.0 million of income from the sale of all of the deposits and branches of Heritage Savings Bank ("Heritage"). Other expense increased $6.1 million, or 20%, due primarily to increases in compensation expense of $3.5 million and professional fees of $1.2 million, of which $800,000 and $700,000, respectively, are a result of the Heritage transaction.

Net earnings for the first nine months of 1995 were $52.5 million compared to $42.8 million for the first nine months of 1994. Net interest income increased by $11.8 million, or 9%, over the comparable period in 1994. Interest income increased by $91.7 million, or 37%, which more than offset the $80.0 million, or 72%, increase in interest expense. Other income increased $15.5 million, or 58%, primarily due to increases in gains from the sales of loans, mortgage loan servicing rights and Heritage's deposits and branches. Other expense increased $14.7 million, or 17%, primarily due to the same reasons stated for the quarter to quarter comparison.

The following ratios compare returns on average assets and average equity for the first nine months of 1995 and for the year 1994.

                                                  Nine Months Ended     Year Ended
                                                  September 30, 1995 December 31, 1994
  Net Earnings to Average Assets(1)                       1.28%              1.24%
  Net Earnings to Average Shareholders' Equity(1)        18.35%             16.64%

  (1)Net earnings for the nine months ended September 30, 1995 have been annualized.

The ratio of operating expense to tax equivalent revenue ("efficiency ratio") was 56.8% for the first nine months of 1995 compared to 54.2% for the first nine months of 1994. Tax equivalent revenue includes tax equivalent net interest income and other income but excludes non-recurring gains and security gains or losses. The increase in the efficiency ratio was due primarily to increased operating expense which grew at a proportionately greater rate than tax equivalent net interest income.

Asset quality remained strong during the third quarter of 1995. The ratio of nonperforming loans to total loans was .43% at September 30, 1995, compared to .17% at December 31, 1994 and .18% at September 30, 1994. The ratio of nonperforming assets to total loans and other real estate owned was .47% at September 30, 1995, compared to .25% at December 31, 1994 and .33% at September 30, 1994.

Net Interest Income

See Table 1 for net interest income on a tax equivalent basis and Table 2 for consolidated average balances, rates earned/paid and net interest margin.

Net interest income on a tax equivalent basis increased approximately $11.9 million for the first nine months of 1995 over the comparable period in 1994. This increase resulted from an $18.4 million increase due to changes in volume more than offsetting the $6.5 million decrease which was caused by changes in rates. Volume changes are caused by changes in the average balances of interest earning assets and interest bearing liabilities. The net interest margin was 3.82% for the first nine months of 1995 as compared to 4.24% for the comparable period in 1994. The decrease in the net interest margin during this period reflects the increase in the average rate paid on interest bearing liabilities, which increased 160 basis points, more than offsetting the increase of 106 basis points in the average rate earned on interest earning assets. An increase in time deposits combined with an increase in the rate paid on time deposits was the primary reason for the increase in Bancorp's overall cost of interest bearing liabilities. An increase in the amount of commercial and financial loans combined with their repricing were the primary reasons for the increase in the average rate earned on interest earning assets. Although interest rates have been relatively level for the last six months, the rates increased from January 1994 to March 1995. During the time of rising interest rates, interest bearing liabilities reacted more quickly than interest earning assets, causing the net interest margin to decrease. The increase in interest rates that began in 1994 was the primary reason that interest rate swaps decreased the net interest margin by 15 basis points during the first nine months of 1995. During the first nine months of 1994, interest rate swaps increased the net interest margin by 22 basis points.

In preparing the net interest margin tables, nonaccrual loan balances are included in the average balances for loans. Loan fees are included in loan revenue as follows: third quarter 1995 - $4.3 million, third quarter 1994 - $3.9 million, year-to-date 1995 - $13.0 million and year-to-date 1994 - $11.3 million.

Provision for Possible Loan Losses

During the third quarter of 1995 and 1994, the provision for possible loan losses was $4 million and $3 million, respectively. The increase was made to cover an increase in total loans of $251.6 million as of September 30, 1995 as compared to June 30, 1995. The provision for possible loan losses was $9 million for the first nine months of 1995 and 1994.

Other Income

Third Quarter 1995 Compared to Third Quarter 1994

Other income increased $9.4 million during the third quarter of 1995. Service charges on deposit accounts increased due to additional fees received on corporate deposit accounts and increased fee rates on nonsufficient funds. Gain on sales of loans increased due to sales of residential loans and an equipment lease. A gain from the sale of Heritage's deposits and branches was the primary reason for the increase in other.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

Other income increased $15.5 million during the first nine months of 1995 when compared to 1994. Other service charges and fees increased primarily due to a gain from the sale of mortgage loan servicing rights. The sale of equipment leases was the principal reason for the increase in gain on sale of loans. Other increased chiefly due to a gain from the sale of Heritage's deposits and branches.

Other Expense

Third Quarter 1995 Compared to Third Quarter 1994

Other expense increased $6.1 million during the third quarter of 1995 when compared to 1994 reflecting higher expenses associated with expansion of telemarketing, customer service, lending, and electronic banking services. Compensation increased as a result of incentive compensation accruals, expenses related to the sale of Heritage's branches, and displacement accruals associated with the discontinuance of mortgage loan servicing. Occupancy expense increased primarily due to an increase in the amount of office and branch space rented. The increase in equipment expense was primarily due to increased depreciation expense relating to the bank's data processing operations. The decrease in deposit insurance expense reflected a refund received from the FDIC. Increased professional fees resulted from the Heritage transaction. Increases in property tax and marketing expense were the primary reasons for the increase in other.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

Other expense increased $14.7 million during the first nine months of 1995 when compared to 1994. Compensation increased as a result of merit and promotion increases as well as the reasons given in the quarterly comparison. Occupancy, equipment expense and professional fees increased primarily for the same reasons given in the quarterly comparison. Increases in marketing, postage, and stationery and supplies expense were the primary reasons for the increase in other.

Financial Condition

Investment Securities and Short-Term Investments

Federal funds sold and reverse repurchase agreements decreased $144.4 million, or 57%, during 1995 as funds were shifted to asset categories with higher yields. Investment securities increased $188.0 million, or 27%, during 1995 as more funds were invested in investment securities due to slower loan growth during the first nine months of 1995. During the third quarter of 1995, Federal Home Loan Bank stock, classified as held to maturity, was sold. Bancorp was no longer required to hold the stock due to the sale of Heritage's deposits. The stock was sold at its cost basis of $416,000 resulting in no gain or loss.

Loans

Total loans increased $441.8 million, or 11%, during 1995. This growth was primarily due to growth in commercial and financial loans of
$277.2 million. Consumer lease financing also increased by $94.5 million during 1995 as automobile leasing continues to grow.

The  following  table  shows the composition  of  the  commercial  and financial loan category by industry type at September 30, 1995 (dollars in millions):

                                                                         Amount on
                    Type                         Amount         %       Nonaccrual
  Construction                                     $97.8         5             $.7
  Manufacturing                                    460.4        21             2.6
  Transportation/Utilities                         138.9         6             5.7
  Wholesale Trade                                  215.0        10              .8
  Retail Trade                                     253.9        12              .1
  Finance & Insurance                              110.9         5              .1
  Real Estate Operators/Investment                 286.0        13              .8
  Service Industries                               274.6        13              .5
  Automobile Dealers                                78.6         4               -
  Other(1)                                         239.5        11              .9
        Total                                   $2,155.6       100           $12.2

  (1) Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

The composition of the commercial mortgage and construction loan categories by property type at September 30, 1995 is shown in the following table (dollars in millions):

                                                                         Amount on
                    Type                         Amount         %       Nonaccrual
  Apartments                                       $94.2        14              $-
  Office/Warehouse                                 140.7        21              .6
  Residential Development                           96.3        15              .1
  Shopping/Retail                                  154.8        24               -
  Land                                              28.8         4               -
  Industrial Plants                                 17.4         3               -
  Hotel/Motel                                       25.0         4               -
  Health Facilities                                  5.2         1               -
  Auto Sales and Service                            21.6         3               -
  Churches                                          12.6         2               -
  Mobile Home Parks                                 10.9         2               -
  Other Commercial Properties                       47.5         7              .9
        Total                                     $655.0       100            $1.6

At September 30, 1995, approximately $122.8 million, or 2.6%, of Bancorp's total loan portfolio was classified as highly leveraged loans. This is an increase of $5.0 million since December 31, 1994. In general, Bancorp does not originate highly leveraged loans but participates in loans originated by larger banks. All of the highly leveraged loans are current at this time except for one loan with a balance of $2 million that is on nonaccrual status. Placing this loan on nonaccrual reduced interest income in the first nine months of 1995 by approximately $241,000. These loans were considered by management in the determination of the adequacy of the reserve for possible loan losses. Bancorp also has commitments to lend up to an additional $54.4 million at market rates under this type of transaction to present borrowers.

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

The following table shows the progression of the reserve for possible loan losses (dollars in thousands):

                                                     1995              1994
  Balance at January 1                              $51,979           $40,542
  Provision for Possible Loan Losses                  9,000             9,000
  Loans Charged Off                                 (11,054)           (7,954)
  Recoveries                                          5,905             3,524
  Balance at September 30                           $55,830           $45,112

The primary reason for the increase in recoveries in 1995 was the partial recovery of a commercial loan charge-off that occurred in 1991. As a percentage of total loans outstanding, the reserve was 1.20% at September 30, 1995, 1.24% at December 31, 1994 and 1.14% at
September 30, 1994.

Table 3 shows a comparison of the major components of nonperforming assets over the past five quarters along with various asset quality ratios. Nonperforming assets have increased $11.3 million during 1995. Nonaccrual loans have increased approximately $8.9 million during the first nine months of 1995, primarily due to two commercial and financial loans being put on nonaccrual status during the first quarter. The increase in renegotiated loans was due to one loan being restructured during the second quarter of 1995. The decrease in other real estate owned was due primarily to the sale of commercial properties. Nonperforming assets as a percentage of loans and total assets at September 30, 1995 are at a level that is more consistent with historical averages.

Deposits

Although total deposits as of September 30, 1995 decreased $17.2 million, or 0.4% when compared to December 31, 1994, the average total deposit balance for the first nine months of 1995 increased $579.3 million, or 17%, over the average total deposit balance for year 1994. The increase in the average balance is primarily due to an increase in brokered deposits.

Short-Term Debt

During the first nine months, of 1995, short-term debt increased $340.4 million, or 65%, primarily due to the $338.0 million increase in federal funds purchased and repurchase agreements. These borrowings were used to fund loan growth and investment security purchases.

Long-Term Debt

Long-term debt increased $124.6 million, or 32%, during the first nine months of 1995. The increase is attributable to two additional advances totaling $150 million from the Federal Home Loan Bank. The advances have a variable rate based on the one-month LIBOR rate with maturity dates in the year 2000. These borrowings were used to fund loan growth. In addition, principal payments totaling $25.5 million were made during the first nine months of 1995.

Capital Resources and Adequacy

During the first nine months of 1995, shareholders' equity increased $53.1 million, or 15%, to $412.4 million. Dividends of $12.1 million on common stock and $1.8 million on preferred stock were paid in the first nine months of 1995. Treasury stock increased to $590,000 at September 30, 1995 as Bancorp purchased 192,222 shares and sold 178,426 shares of its treasury stock during the first nine months of 1995. Of the treasury stock sold, 46,054 was reissued in connection with the acquisition of Mathematical Investment Management, Inc., a mutual fund advisor. As a result of the acquisition, $60 million in mutual fund assets were merged into Bancorp's Riverfront family of mutual funds. In December, 1994, Bancorp announced that it would purchase up to 200,000 shares of its common stock to be used for various company benefit plans and for other corporate purposes. In May, 1995, Bancorp announced that it would purchase up to an additional 200,000 shares. As of September 30, 1995, 200,677 shares remained available to be purchased by Bancorp. Unrealized losses on marketable securities, net of deferred income taxes, decreased $13.9 million during the first nine months of 1995 as a result of an improvement in market conditions.

The following table of ratios is important to the analysis of the adequacy of capital resources.

                                                  Nine Months Ended      Year Ended
                                                  September 30, 1995  December 31, 1994
  Average Shareholders' Equity to Average Assets             6.98%              7.43%
  Preferred Dividend Payout to Net Earnings                  3.43(1)            5.15
  Common Dividend Payout to Net Earnings                    22.99(1)           25.47
  Tier 1 Leverage Ratio                                      7.13               7.21
  Tier 1 Capital to Risk-Weighted Assets                     7.62               7.86
  Total Risk-Based Capital To Risk-Weighted Assets          12.02              12.85

  (1)Net earnings and dividend payouts for the nine months ended September 30, 1995 have been annualized.

In July, 1995, Bancorp announced that the quarterly dividend on its common stock would increase from $.25 per share to $.275 per share effective with the dividend paid in the third quarter of 1995. This dividend rate increase should cause the common dividend payout ratio to increase in the future.

In the fourth quarter of 1994, Bancorp proceeded with optional redemption of its Series B preferred stock. Pursuant to the terms of the Series B preferred stock, the Series B preferred shares were not redeemed but ceased to accrue dividends at the preferred stock rate of $8.00 per share. Subsequently, dividends were paid as if the Series B preferred stock had been converted to Bancorp common stock. The conversion of Series B preferred stock to Series C preferred stock did not affect the dividend rate paid on the stock.

Capital expenditures planned by Bancorp for building improvements and furniture and equipment in 1995 are currently estimated to be approximately $11 million. Included in this amount are projected capital expenditures for improvements of the branch banking network and improvements in telebanking systems. Through September 30, 1995, approximately $8.6 million of these expenditures have been made. Management believes that currently available funds and funds provided by normal operations will be sufficient to meet capital requirements.

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

Net liquid assets at September 30, 1995 were as follows (dollars in millions):

  Cash and deposits due from banks                             $175.8
  Federal funds sold net(1)                                    (609.2)
  Investment securities due within one year                     215.1
  Loans due within one year                                   1,589.6
  Net liquid assets                                          $1,371.3

  (1) Federal funds sold and reverse repurchase agreements less federal funds purchased and repurchase agreements.

Approximately $25.5 million of long-term debt was repaid during the first nine months of 1995. During the remainder of 1995, approximately $500,000 of long-term debt is due to be repaid based upon scheduled principal payments.

The major source of liquidity for Bancorp on a parent-only basis is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to Bancorp at September 30, 1995 by its banking subsidiaries was approximately $86 million. Bancorp has not received dividends from its subsidiaries during the first nine months of 1995.

At September 30, 1995, the parent had $143.3 million of short-term commercial paper outstanding. A portion of commercial paper proceeds was used to fund short-term loans. Contractual lines of credit totaling $130 million have been obtained by Bancorp to support its commercial paper borrowings. These lines had not been used at September 30, 1995. The parent had approximately $117.1 million in cash and interest earning deposits at September 30, 1995.

Management believes that the repayment of Bancorp's debt can be made using funds generated by Bancorp and received as dividends from subsidiaries both in the short-term as well as in the long-term.

Provident Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements Of Earnings
(unaudited)
(In Thousands)
Table 1.
                                                           Quarter Ended             Nine Months Ended
                                                           Sept.       Sept.         Sept.       Sept.
                                                           1995        1994          1995        1994
Total Interest Income                                    $118,058     $88,937      $338,166    $246,445
Taxable Equivalent Adjustment                                 118          97           367         263

Taxable Equivalent Interest Income                        118,176      89,034       338,533     246,708
Total Interest Expense                                     66,432      42,384       191,360     111,408

Net Interest Income                                        51,744      46,650       147,173     135,300
Provision for Possible Loan Losses                          4,000       3,000         9,000       9,000

Taxable Equivalent Net Interest Income After
    Provision for Possible Loan Losses                     47,744      43,650       138,173     126,300

Noninterest Income                                         18,725       9,285        42,366      26,880
Noninterest Expense                                        36,351      30,295       102,556      87,876


Taxable Equivalent Earnings Before Income Taxes            30,118      22,640        77,983      65,304

Applicable Income Taxes                                     8,990       7,818        25,131      22,287

Taxable Equivalent Adjustment                                 118          97           367         263

Net Earnings                                              $21,010     $14,725       $52,485     $42,754
Net Earnings Applicable to Common Stock                   $20,372     $13,982       $50,686     $40,525

Provident Bancorp, Inc. and Subsidiaries
Consolidated Average Balances, Rates and Yields
On a Fully Taxable Equivalent Basis
(unaudited)
(Dollars In Millions)
Table 2.
                                                                Quarter Ended                        Nine Months Ended
                                                       Sept. 30, 1995     Sept. 30, 1994     Sept. 30, 1995    Sept. 30, 1994
                                                                 Rate               Rate              Rate               Rate
                                                               Earned/            Earned/           Earned/            Earned/
                                                      Balance    Paid    Balance    Paid   Balance    Paid    Balance    Paid
Assets:
 Loans (Net of Unearned Income):
  Commercial Lending:
   Commercial and Financial                            $2,048     9.76%   $1,674     8.92%  $1,984     9.97%   $1,594     8.38%
   Commercial Mortgage                                    429     9.34       397     8.61      425     9.23       395     8.68
   Commercial Construction                                209     9.27       158     8.26      197     9.46       152     7.83
   Equipment Lease Financing                              103     7.47        87     8.12      100     7.61        88     8.01
  Consumer Lending:
   Instalment                                             947     9.32       889     8.00      933     8.97       841     7.84
   Residential                                            492     7.95       508     7.70      497     7.98       504     7.89
   Lease Financing                                        262     7.29        68     9.29      229     7.13        30     9.74
    Total Loans                                         4,490     9.21     3,781     8.47    4,365     9.23     3,604     8.20
   Reserve for Possible Loan Losses                       (56)               (46)              (55)               (45)
    Net Loans                                           4,434     9.32     3,735     8.57    4,310     9.35     3,559     8.30
 Investment Securities:
  Taxable                                                 898     6.06       638     4.88      813     5.87       681     4.88
  Tax Exempt                                               10     5.76         7     3.81       10     5.87         2     4.00
    Total Investment Securities                           908     6.05       645     4.87      823     5.87       683     4.87
 Federal Funds Sold and Reverse
   Repurchase Agreements                                   10     5.77        37     4.53       21     5.73        29     4.11
    Total Earning Assets                                5,352     8.76     4,417     8.00    5,154     8.78     4,271     7.72
 Cash and Noninterest Bearing Deposits                    151                149               147                144
 Other Assets                                             181                113               161                109
    Total Assets                                       $5,684             $4,679            $5,462             $4,524
Liabilities and Shareholders' Equity:
 Deposits:
  Demand Deposits                                        $251     1.96      $267     2.17     $257     2.14      $269     2.16
  Savings Deposits                                        640     2.94       735     2.69      656     3.25       771     2.51
  Time Deposits                                         2,666     6.22     2,162     4.85    2,682     6.18     1,906     4.62
   Total Deposits                                       3,557     5.33     3,164     4.12    3,595     5.36     2,946     3.84
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements                                  577     5.88       246     4.46      454     5.92       304     3.70
  Commercial Paper                                        149     5.88       117     4.76      137     5.97       112     4.25
  Short-Term Notes Payable                                  1     5.90         1     4.62        1     5.61         1     3.61
   Total Short-Term Debt                                  727     5.88       364     4.56      592     5.93       417     3.85
 Long-Term Debt                                           489     6.37       378     5.59      418     6.72       407     4.85
   Total Interest Bearing Liabilities                   4,773     5.52     3,906     4.30    4,605     5.55     3,770     3.95
 Noninterest Bearing Deposits                             410                358               387                345
 Other Liabilities                                        102                 66                89                 66
 Shareholders' Equity                                     399                349               381                343
   Total Liabilities and Shareholders' Equity          $5,684             $4,679            $5,462             $4,524

Net Interest Spread                                               3.24%              3.69%             3.23%              3.77%

Net Interest Margin                                               3.84%              4.19%             3.82%              4.24%

Provident Bancorp, Inc. and Subsidiaries
Consolidated Quarterly Nonperforming Assets
(unaudited)
(Dollars In Thousands)
Table 3.
                                                                  Quarter Ended
                                            Sept.         June        March         Dec.        Sept.
                                             1995         1995         1995         1994         1994
Nonaccrual Loans: (1)
 Commercial Lending:
   Commercial and Financial                  $12,231      $14,655      $13,173       $2,973       $2,431
   Commercial Mortgage                         1,521        2,465        1,868        1,869        2,233
   Commercial Construction                        78           78           78           78          201
   Equipment Lease Financing                       -            -            -            -            -
 Consumer Lending:
   Instalment                                     30            -            -            -           31
   Residential                                 1,367        1,388        1,327        1,396        1,182
   Lease Financing                                 -            -            -            -            -
     Total Nonaccrual Loans                   15,227       18,586       16,446        6,316        6,078

Renegotiated Loans (2)                         4,886        5,721          896          961          978
   Total Nonperforming Loans                  20,113       24,307       17,342        7,277        7,056

Other Real Estate and Equipment Owned:
   Commercial                                      -            -           84          714        2,117
   Closed bank branches                          189          189          189          311          274
   Residential                                   292          265          271          350          455
   Multifamily                                   601          607          740        1,094        1,101
   Land                                          734          724          857          857        2,148
     Total                                     1,816        1,785        2,141        3,326        6,095

     Total Nonperforming Assets              $21,929      $26,092      $19,483      $10,603      $13,151

Loans 90 Days Past Due Still Accruing (3)     $6,309       $4,717       $4,858       $4,673       $4,420

Total Loans                                4,646,366    4,394,802    4,285,665    4,204,538    3,960,845

Reserve for Possible Loan Losses              55,830       54,275       53,987       51,979       45,112

Total Assets                               5,955,257    5,607,455    5,298,327    5,411,491    5,140,380

Reserve for Possible Loan Losses as a Percent of:
  Nonperforming Loans                         277.58%      223.29%      311.31%      714.29%      639.34%
  Nonperforming Assets                        254.59%      208.01%      277.10%      490.23%      343.03%
  Total Loans                                   1.20%        1.23%        1.26%        1.24%        1.14%


Nonperforming Loans as a % of Total Loans        .43%         .55%         .40%         .17%         .18%


Nonperforming Assets as a Percent of:
  Total Loans and Other Real Estate              .47%         .59%         .45%         .25%         .33%
  Total Assets                                   .37%         .47%         .37%         .20%         .26%

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



Item 2. Changes in Securities

See discussion of Bancorp Series B preferred stock exchanged for Bancorp Series C preferred stock under Notes to Consolidated Financial Statements of Item 1 of this form.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits filed:
       Exhibit 3(i) - Articles of Incorporation
       Exhibit 4 - Plan of Reorganization Relating to Series C,
                   Non-Voting Convertible Preferred Stock
       Exhibit 27 - Financial Data Schedule

All other items required in Part II of this form have been omitted since they are not applicable or not required.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            Provident Bancorp, Inc.
                                                  Registrant





Date:  November 10, 1995                    \s\ John R. Farrenkopf
                                              John R. Farrenkopf
                                              Vice President and
                                           Chief Financial Officer