Form 10-K405
period 1995-12-31
PROVIDENT BANCORP INC
filed 1996-03-27
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

For the Fiscal Year Ended                             Commission File
December 31, 1995                                     No. 1-8019

                        PROVIDENT BANCORP, INC.

Incorporated Under                                    IRS Employer I.D.
the Laws of Ohio                                      No. 31-0982792


            One East Fourth Street, Cincinnati, Ohio  45202
                        Phone:  (513) 579-2000

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, Without Par

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of February 29, 1996, there were 17,553,633 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates at February 29, 1996, was approximately $318,400,000 (based upon non-affiliated holdings of 6,351,852 shares and a market price of $50.125 per share).

                 Documents Incorporated by Reference:

      Proxy Statement for the 1996 Annual Meeting of Shareholders (portions which are incorporated by reference into Part III hereof).

                 Please address all correspondence to:

                          John R. Farrenkopf
              Vice President and Chief Financial Officer
                        Provident Bancorp, inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

                      PROVIDENT BANCORP, INC.



                      INDEX TO ANNUAL REPORT

                           ON FORM 10-K




PART I

  ITEM 1.   BUSINESS                                              1
  ITEM 2.   PROPERTIES                                            5
  ITEM 3.   LEGAL PROCEEDINGS                                     5
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   5

PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                           6
  ITEM 6.   SELECTED FINANCIAL DATA                               7
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                   7
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          31
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                  58

PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   58
  ITEM 11.  EXECUTIVE COMPENSATION                               58
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                       58
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       58

PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K                                          58

SIGNATURES                                                       61

                                PART I

ITEM 1.  BUSINESS

Provident Bancorp, Inc.

Provident Bancorp, Inc. ("Bancorp") is a Cincinnati-based bank holding company formed in 1980, which operates throughout Ohio, northern Kentucky and southeastern Indiana. At December 31, 1995, Bancorp had total assets of $6.2 billion and total shareholders' equity of $433 million. Its lead bank, chartered in 1902, is The Provident Bank ("Provident"), a full-service commercial bank that operates primarily in the greater Cincinnati area.

Bancorp has expanded its business in recent years through acquisitions. In September 1995, Bancorp purchased Mathematical Investment Management, Inc., a mutual fund advisor, with $60 million in managed funds. In December 1993, Bancorp acquired Heritage Savings Bank ("Heritage"), an Ohio-chartered savings bank, located in the greater Cincinnati area, with total assets of $54 million. Heritage's deposits and branches were subsequently sold in August 1995. In 1992, Bancorp acquired, through conversion merger transactions, four mutual savings and loan associations ("Mutuals"), with combined total assets of $340 million. Two were located in Cincinnati while the other two were located in northern Kentucky. In 1991, Bancorp increased its market share in the Cincinnati area and entered the greater Dayton, Ohio market through the acquisition of Hunter Savings Association ("Hunter"), a Cincinnati-based savings association with $900 million in assets. Hunter was indirectly owned by American Financial Group ("AFG"), formerly known as American Financial Corporation. AFG and Bancorp are controlled by Carl H. Lindner and various members of his family and certain entities controlled by and/or established for the benefit of such family members. Hunter was merged with Provident upon its acquisition. In 1990, Bancorp acquired its other banking subsidiary, The Provident Bank of Kentucky ("Provident Kentucky") through its acquisition of Northern Kentucky Trustcorp, Inc. ("NKTI").

Bancorp's banking subsidiaries have 71 branch offices: 56 in the greater Cincinnati area (which includes 9 in northern Kentucky), 12 in the greater Dayton area, 1 branch in Columbus, Ohio and 2 branches in Cleveland, Ohio. Bancorp's executive offices are located at One East Fourth Street, Cincinnati, Ohio 45202 and its telephone number is
(513) 579-2000.

Bancorp offers a full range of financial services to its commercial and consumer customers. Focusing on customers in the local markets, served by its branch network, allows management to better monitor and control risk, target and develop new relationships, and expand existing relationships by providing additional services. During 1994 and continuing through the present, Bancorp also attracted new deposit customers located outside of its local market area to supplement its in-market retail deposit activity.

At December 31, 1995, approximately 63% of Bancorp's total loan portfolio was represented by commercial loans and 37% by consumer loans. Bancorp does not have a material exposure to foreign, energy or agricultural loans. At December 31, 1995, Bancorp maintained $60.2 million in reserves for loan losses. Such reserves equaled 143% of its nonperforming loans and 1.23% of its total loan portfolio at that date.

Approximately 9.9% of Bancorp's total loan portfolio at December 31, 1995, consisted of residential first mortgage loans, compared to approximately 4% prior to 1991. Bancorp intends to continue its traditional emphasis on commercial and consumer loans and, accordingly, expects that over time the percentage of its assets invested in residential mortgage loans will continue to decrease toward levels existing prior to its acquisition of Heritage, the Mutuals and Hunter.

Commercial Banking. Central to Bancorp's long-term strategy is the concept of relationship banking with commercial customers that emphasizes attracting new small and middle market customers and cross-selling additional services to established customers. These services include cash management, loan, letter of credit, trade financing and corporate trust activities. Bancorp implements this strategy by attracting and retaining experienced banking officers and rewarding them for originating loans and cross-selling additional services. In addition, Bancorp's Corporate Finance Group specializes in the origination of regional and national corporate loan transactions that are consistent with the overall relationship lending strategy of Bancorp. Bancorp originates these transactions directly, or participates in transactions with other financial institutions. At December 31, 1995, the Corporate Finance Group's loan portfolio was $420 million. Bancorp and Provident Commercial Group, Inc. ("Commercial Group"), Provident's equipment finance group, originate equipment collateralized loans and equipment leases to corporate customers on a national basis. These transactions are sourced both directly and through intermediaries. At December 31, 1995, Bancorp's commercial lease and loan portfolio was approximately $285 million.

Consumer Banking. Bancorp offers a full range of financial services to its consumer banking customers. The goal is to establish a full banking relationship with each customer. This is accomplished through Bancorp's variety of relationship accounts, deposit accounts providing pricing incentives and various levels of services and benefits depending on the needs of and balances maintained by the customer. These deposit accounts allow Bancorp to more effectively offer additional banking services such as credit cards, consumer and mortgage loans, home equity loans, auto loans and leases, retirement accounts and investment accounts. During 1994, Commercial Group initiated an automobile leasing program directed primarily at consumers. At December 31, 1995, the consumer automobile lease portfolio was approximately $334 million.

Other  Operations.  Bancorp provides a variety of financial  services,
including   a  full  range  of  trust,  custodial,  asset  management, securities brokerage and mutual fund administration to its customers.

At   December   31,  1995,  Bancorp  and  its  subsidiaries   employed
approximately 1,800 employees. This is comparable to approximately 1,700 full-time-equivalent employees.

The Provident Bank

Provident, an Ohio banking corporation, had $5.9 billion in assets and approximately $4.1 billion in deposits at December 31, 1995. Ranked by total assets, Provident is currently the third largest bank based in Cincinnati. Provident is a member of the Federal Reserve System ("Federal Reserve") and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

The Provident Bank of Kentucky

Bancorp entered the northern Kentucky sector of the greater Cincinnati market in 1990 with the acquisition of Provident Kentucky. Provident Kentucky is a Kentucky chartered state bank with total assets of approximately $244 million and total deposits of $194 million at December 31, 1995. Provident Kentucky is a member of the Federal Reserve and its deposits are insured by the FDIC. Provident Kentucky has nine offices in Kentucky, five in Campbell County, two in Kenton County and two in Boone County.

Competition

The banking business is highly competitive. The banking subsidiaries of Bancorp compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies and other financial service entities.

Supervision and Regulation

Bancorp is registered as a bank holding company, and is subject to the regulations of the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to examinations by the Federal Reserve. Bancorp is prohibited by the BHCA from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of any bank or merging or consolidating with another bank holding company, without prior approval of the Federal Reserve. The BHCA, as amended, authorizes interstate bank acquisitions anywhere in the country, effective September 29, 1995 and interstate branching by acquisition and consolidation, effective June 1, 1997 in those states that have not opted out by that date. As of December 31, 1995, Ohio, Kentucky and Indiana have not opted out of interstate branching.

Additionally, Bancorp is prohibited by the BHCA from engaging in nonbanking activities, unless such activities are determined by the Federal Reserve to be closely related to banking. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities.

There are various legal and regulatory limits on the extent to which Bancorp's subsidiary banks may pay dividends or otherwise supply funds to Bancorp. In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. See ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity" and Note O included in "Notes to Consolidated Financial Statements".

Various requirements and restrictions under federal and state laws regulate the operations of Bancorp's banking affiliates, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon, restricting investments and other activities, and subjecting the banking affiliates to regulation and examination by the Federal Reserve or state banking authorities and the FDIC.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides that a holding company's controlled insured depository institutions can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of an affiliated insured bank or savings association.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") covers a wide range of banking regulatory issues including:
(i) the recapitalization of the Bank Insurance Fund; (ii) deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system; (iii) substantial new examination, audit and reporting requirements on insured depository institutions and (iv) a number of other regulatory and supervisory matters. FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to bank organizations that do not meet minimum capital requirements. "Undercapitalized" bank organizations are subject to growth limitations and are required to submit a capital restoration plan. Additionally, under FDICIA, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute).

Under FDICIA, a bank organization that is not "well capitalized" is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Bancorp's subsidiary banks are not prohibited from accepting brokered deposits or offering interest rates on deposits higher than the prevailing rate in their markets. As of December 31, 1995, Bancorp's subsidiary banks had brokered deposits (as defined) of $752.3 million compared to $693.6 million as of December 31, 1994.

The monetary policies of regulatory authorities, including the Federal Reserve, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of Bancorp and its subsidiaries cannot be predicted.

Provident Securities and Investment Company, a Provident subsidiary, is licensed as a retail securities broker and is subject to regulation by the Securities and Exchange Commission ("SEC"), state securities authorities and the National Association of Securities Dealers, Inc. Provident Investment Advisors, Inc., a Bancorp subsidiary, is a registered investment advisor, subject to regulation by the SEC and state securities authorities.

ITEM 2.  PROPERTIES

Bancorp and certain of its subsidiaries lease their executive offices at One East Fourth Street, Cincinnati, Ohio and additional space at Three East Fourth Street, Cincinnati, Ohio under leases expiring in 2010 from a trust, for the benefit of a subsidiary of AFG. Provident also leases approximately 5,000 square feet of office space from Great American Insurance Company, a subsidiary of AFG. In addition,
Provident rents approximately 81,000 square feet of office space in downtown Cincinnati. Provident owns five buildings in the Queensgate area of Cincinnati that contain approximately 192,000 square feet of which three buildings are used for offices, data processing and warehouse facilities and two buildings are leased to other parties. Provident owns twenty-five of its branch locations and leases thirty-seven. Bancorp owns a 3,000 square foot building in which Provident Kentucky's main office is located in Alexandria, Kentucky. Bancorp also owns the 9,000 square foot building in Cold Spring, Kentucky in which one of Provident Kentucky's branches is located. In addition to the two branches leased from Bancorp, Provident Kentucky owns two of its branch locations and leases five. For information concerning rental obligations see Note F included in "Notes to Consolidated Financial Statements" that are included in this report in Part II,
Item 8.

ITEM 3.  LEGAL PROCEEDINGS

Bancorp and its subsidiaries are not parties to any pending legal proceedings other than routine litigation incidental to their business, the results of which will not be material to Bancorp or its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter.

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Common Stock is traded on the NASDAQ National Market under the symbol "PRBK". The following table sets forth the high and low bid prices per share of Common Stock on the NASDAQ National Market for the periods shown. These bids represent quotations between dealers and do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

                                                            Cash
                               High           Low         Dividends
1994
1st Quarter                  $34 3/4       $27 3/4          $.220
2nd Quarter                   32 1/4        30 1/4           .220
3rd Quarter                   35 1/2        31 1/2           .250
4th Quarter                   34 1/2        28 1/2           .250

1995
1st Quarter                  $34 1/2       $30 3/4          $.250
2nd Quarter                   35            30 3/4           .250
3rd Quarter                   41 3/4        34 1/4           .275
4th Quarter                   47 3/4        40 1/4           .275

At February 29, 1996, there were approximately 4,000 holders of record of Bancorp's Common Stock.

In 1995 and 1994 Bancorp paid dividends on its Common Stock of $16.4 million and $14.7 million and on its Preferred Stock of $2.4 million and $3.0 million, respectively. Bancorp has indicated its intention to pay annual dividends of approximately 30% of recurring net earnings. Recurring net earnings is defined as net earnings excluding the net after-tax effect of certain amounts related to acquisitions, security gains or losses and changes in accounting principles. It is expected that in the next several years, Bancorp's revenues will consist principally of dividends paid to it by its subsidiaries and interest generated from lending and investing activities. A discussion of limitations and restrictions on the payment of dividends by subsidiaries to Bancorp is contained under ITEM 7 "MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity" and Note O included in "Notes to Consolidated Financial Statements".

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of selected financial data for Bancorp and subsidiaries for the five years ended December 31, 1995. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements included under Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".

                                                     Year Ended December 31,
                                  1995          1994          1993          1992          1991
                                                          (In Thousands)
Total Interest Income             $462,396      $345,829      $286,839      $287,622      $337,571
Net Interest Income                202,649       181,958       162,836       145,260       131,325
Provision for Possible
   Loan Losses                      14,000        12,000        12,000        14,663        17,714
Earnings Before Cumulative
   Effect of Changes in
   Accounting Principles            71,860        57,666        51,272        45,764        19,955
Net Earnings                        71,860        57,666        51,272        43,618        19,955

Total Loans                      4,896,076     4,204,538     3,389,888     2,900,761     2,802,571
Total Assets                     6,205,351     5,411,491     4,698,433     3,979,888     3,867,854
Total Deposits                   4,178,551     4,068,649     3,231,627     3,130,054     3,203,723
Long-Term Debt                     820,083       383,433       275,527        38,643        50,966
Total Shareholders' Equity         432,537       359,351       335,892       296,465       216,144

Additional financial data and a discussion of major variances in financial operations between the current reporting period and the previous two periods is included in Item 7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is presented in conjunction with and should be read with the audited consolidated financial statements. Average balances reported are based on daily calculations.

GENERAL

1995

Bancorp reported net earnings for 1995 of $71.9 million, an increase of $14.2 million (25%) over 1994 net earnings. Net interest income increased $20.7 million (11%) while the provision for loan losses increased $2.0 million (17%). Other income increased $20.5 million (56%) primarily due to increases in gains from the sales of loans, mortgage loan servicing rights and Heritage's deposits and branches. Other expense increased $19.5 million (16%) because of increases in compensation and other.

Average net loans increased by $723.5 million (20%) in 1995 compared to 1994. This increase consisted principally of growth in commercial and financial loans of $379.9 million (23%),consumer lease financing of $191.5 million (331%) and instalment loans of $83.1 million (10%). Asset quality was not as strong during 1995 as during 1994. The ratio of nonperforming assets to total assets was .77% and .20% as of December 31, 1995 and 1994, respectively. This compares to .76% for the average of the past five years. Net loan charge-offs as a percentage of average net loans was .13% in 1995 in contrast to .02% for 1994. For the past five years, the average has been .36%. The lower ratios experienced in 1995 and 1994 resulted primarily from the recovery of approximately $12 million, which was recognized equally during 1995 and 1994, relating to one borrower which had been charged off in 1991.

1994

Bancorp reported net earnings for 1994 of $57.7 million, which represented an increase of $6.4 million (12%) over 1993 net earnings. Net interest income increased $19.1 million (12%) while the provision for loan losses was unchanged. Other income decreased $2.2 million (6%) primarily due to the decline in gain on sale of loans. Other expenses increased $8.7 million (8%) primarily due to the increase in salary expense.

Average net loans in 1994 increased by $617.3 million (20%) over the prior year. The increase in commercial and financial loans of $289.7 million (21%), combined with a $188.9 million (28%) increase in instalment loans and a $57.9 million increase in consumer lease financing, were the primary reasons for the increase in average net loans. Asset quality improved in 1994, with nonperforming assets decreasing to .20% of total assets compared to .58% in 1993. Net loan charge-offs as a percentage of average net loans declined to .02% in 1994 compared to .24% in 1993.

NET INTEREST INCOME

Net interest income equals the difference between interest earned on loans and investments and interest incurred on deposits and other borrowed funds. Net interest income is affected by changes in both interest rates and the amounts of interest earning assets and interest bearing liabilities outstanding.

Net interest income represents the principal source of income for Bancorp. In 1995, 1994 and 1993, net interest income on a taxable equivalent basis was $203.1 million, $182.3 million and $163.3 million, respectively, which represented approximately 78%, 83% and 81%, respectively, of the net revenues (net interest income plus other income) of Bancorp.

Net interest margin represents net interest income as a percentage of total interest earning assets. For 1995, the net interest margin, on a fully taxable equivalent basis, was 3.86%, compared to 4.14% in 1994 and 4.41% in 1993. The decrease in net interest margin from 1994 to 1995 reflects the average rate paid on interest bearing liabilities, which increased 132 basis points, more than offsetting the increase on interest earning assets, which increased 93 basis points. The increase in the overall cost of interest bearing liabilities was primarily due to an increase in the average balance of time deposits along with higher interest rates paid on time deposits. The increase on interest earning assets was principally due to an increase in the average balance of commercial and financial loans along with higher rates received on commercial and financial loans and instalment loans. Bancorp enters into interest rate swap transactions to manage the impact of interest rate moves and interest rate risk. During 1995, interest rate swaps decreased the net interest margin by 11 basis points.

The decline in the net interest margin from 1993 to 1994 reflects the increase in the average rate paid on interest bearing liabilities, which increased 41 basis points, more than offsetting the increase of 12 basis points in the average rate earned on interest earning assets. Increases in the amount of time deposits and long-term debt was the primary reason for the increase in Bancorp's overall cost of interest bearing liabilities. Increases in the amount of commercial and financial and instalment loans combined with repricing of commercial and financial loans were the primary reasons for the increase in the average rate earned on interest earning assets. As interest rates increased during 1994, interest bearing liabilities reacted more quickly than interest earning assets, causing the net interest margin to decrease. During 1994, interest rate swaps increased the net interest margin by 14 basis points.

Table 1 provides an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. The net interest spread is the difference between the average yield earned on assets and the average rate incurred on liabilities. For comparative purposes, the table has been adjusted to reflect tax-exempt income on a fully taxable equivalent basis assuming an income tax rate of 35%.

TABLE 1:  Net Interest Income, Average Balances and Rates

                                                         Year Ended December 31,
                                         1995                     1994                     1993
                               Average  Income/ Average Average  Income/ Average Average  Income/ Average
                               Balance  Expense  Rate   Balance  Expense  Rate   Balance  Expense  Rate
                                                         (Dollars in Millions)
ASSETS
Interest Earning Assets:
 Loans (Net Of Unearned Income):
  Commercial Lending:
   Commercial and Financial   $2,031.9  $202.1   9.95% $1,652.0  $142.8   8.64% $1,362.2  $103.2   7.57%
   Mortgage                      428.7    39.2   9.15     400.1    34.7   8.68     357.7    36.5  10.20
   Construction                  207.3    19.5   9.40     154.8    12.6   8.13     148.1    11.0   7.41
   Lease Financing               103.1     7.8   7.54      88.0     6.9   7.81      66.8     5.5   8.31
  Consumer Lending:
   Instalment                    945.6    86.0   9.10     862.5    68.6   7.95     673.7    55.7   8.27
   Residential                   487.9    39.2   8.03     504.1    39.8   7.89     487.4    40.0   8.21
   Lease Financing               249.4    17.8   7.15      57.9     5.1   8.81         -       -      -
    Total Loans                4,453.9   411.6   9.24   3,719.4   310.5   8.35   3,095.9   251.9   8.14
  Reserve For Loan Losses        (56.6)                   (45.6)                   (39.4)
   Net Loans                   4,397.3   411.6   9.36   3,673.8   310.5   8.45   3,056.5   251.9   8.24
 Investment Securities:
  Taxable                        835.2    49.6   5.94     681.0    33.4   4.91     582.0    33.3   5.72
  Tax-Exempt                      10.3      .6   5.79       4.3      .2   4.71        .1       -   9.59
   Total Investment Securities   845.5    50.2   5.94     685.3    33.6   4.90     582.1    33.3   5.72
 Federal Funds Sold and Reverse
  Repurchase Agreements           18.2     1.0   5.75      42.9     2.1   4.87      66.9     2.1   3.07
Total Earning Assets           5,261.0   462.8   8.80%  4,402.0   346.2   7.87%  3,705.5   287.3   7.75%
Cash and Noninterest
 Bearing Deposits                146.1                    145.2                    127.9
Other Assets                     168.6                    116.3                    120.6
 Total Assets                 $5,575.7                 $4,663.5                 $3,954.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
 Deposits:
  Demand Deposits               $255.4     5.3   2.08%   $267.4     5.8   2.17%   $250.5     5.7   2.29%
  Savings Deposits               645.7    20.2   3.13     755.1    19.6   2.60     823.0    22.5   2.74
  Time Deposits                2,702.5   166.9   6.17   2,026.9    98.8   4.87   1,574.8    73.6   4.67
   Total Deposits              3,603.6   192.4   5.34   3,049.4   124.2   4.07   2,648.3   101.8   3.85
 Short-Term Debt:
  Federal Funds Purchased
   and Repurchase Agreements     489.9    28.6   5.85     328.8    13.7   4.16     389.2    12.0   3.09
  Commercial Paper               141.5     8.4   5.93     116.6     5.4   4.59      89.7     3.2   3.54
  Short-Term Notes Payable         1.5      .1   5.57       1.5      .1   3.84       2.4      .1   2.76
   Total Short-Term Debt         632.9    37.1   5.86     446.9    19.2   4.27     481.3    15.3   3.17
 Long-Term Debt                  457.8    30.2   6.60     399.7    20.5   5.14     131.8     6.9   5.23
Total Interest Bearing
 Liabilities                   4,694.3   259.7   5.53%  3,896.0   163.9   4.21%  3,261.4   124.0   3.80%
Non-Interest Bearing Deposits    391.9                    353.1                    315.4
Other Liabilities                 98.4                     67.8                     63.2
Shareholders' Equity             391.1                    346.6                    314.0
Total Liabilities and
 Shareholders' Equity         $5,575.7                 $4,663.5                 $3,954.0
Net Interest Income                     $203.1                   $182.3                   $163.3
Net Interest Margin                              3.86%                    4.14%                    4.41%
Net Interest Spread                              3.27%                    3.66%                    3.95%

Interest free funds (interest earning assets less interest bearing liabilities) increased $60.7 million (12%) in 1995 and increased $61.9 million (14%) in 1994. Such funds, consisting primarily of demand deposits and shareholders' equity, supported 11% of total interest earning assets in 1995, 11% in 1994 and 12% in 1993. In preparing the net interest margin table, nonaccrual loan balances are included in the average balances for loans. Loan fees are included in loan income as follows: 1995 - $18.2 million, 1994 - $15.4 million and 1993 -
$16.5 million.

Table 2 shows the changes in net interest income on a tax equivalent basis resulting from changes in volume and changes in rates. Changes not solely due to volume or rate have been allocated proportionately.

TABLE 2:  Net Interest Income Changes Due to Volume and Rates

                                                      Year Ended December 31,
                                             1995 Changes from     1994 Changes from
                                                1994 Due to           1993 Due to
                                               Volume      Rate      Volume      Rate
                                                           (In Thousands)
Interest Earned On:
   Loans:
      Commercial Lending:
         Commercial and Financial              $35,834    $23,462    $23,805     $15,854
         Mortgage                                2,560      1,934      4,037      (5,770)
         Construction                            4,724      2,167        510       1,103
         Lease Financing                         1,146       (245)     1,672        (344)
      Consumer Lending:
         Instalment                              6,989     10,430     15,097      (2,227)
         Residential                            (1,293)       664      1,348      (1,588)
         Lease Financing                        13,857     (1,132)     5,097           -
            Net Loans                           63,817     37,280     51,566       7,028
   Investment Securities:
      Taxable                                    8,393      7,829      5,224      (5,092)
      Tax-Exempt                                   341         56        199         (11)
   Federal Funds Sold                           (1,370)       324       (901)        937
         Total                                  71,181     45,489     56,088       2,862
Interest Paid On:
   Demand Deposits                                (255)      (240)       376        (304)
   Savings Deposits                             (3,083)     3,666     (1,801)     (1,098)
   Time Deposits                                37,815     30,258     21,918       3,311
      Total Deposits                            34,477     33,684     20,493       1,909
   Short-Term Debt:
      Federal Funds Purchased                    8,188      6,779     (2,067)      3,705
      Commercial Paper                           1,284      1,751      1,091       1,087
      Short-Term Notes Payable                       -         25        (32)         21
         Total Short-Term Debt                   9,472      8,555     (1,008)      4,813
   Long-Term Debt                                3,275      6,413     13,777        (116)
         Total                                  47,224     48,652     33,262       6,606
Net Interest Income                            $23,957    $(3,163)   $22,826     $(3,744)

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $14.0 million, $12.0 million, and $12.0 million in 1995, 1994 and 1993, respectively. The increase of $2.0 million (17%) in 1995 over 1994 is due to increases in total loans of $691.5 million (16%) and nonperfoming loans of $35.0 million. The provision for loan losses did not change from 1993 to 1994 despite an increase in total loans of $814.7 million (24%) due to the small amount of net charge-offs reducing the reserve for loan losses and the small number of nonperforming assets in 1994. The ratio of the loan loss reserve as a percentage of total loans has remained consistent. The ratio was 1.23% at year end 1995 compared to 1.24% at year end 1994 and 1.20% at year end 1993.

OTHER INCOME

Table  3 details the components of other income and their change since
1993:

TABLE 3:  Other Income

                                                                                     Percentage
                                                                                 Increase (Decrease)
                                                1995        1994        1993      1995/94    1994/93
                                                       (In Thousands)
Service Charges on Deposit Accounts            $17,114     $14,891     $14,076      14.9 %      5.8 %
Other Service Charges and Fees                  20,800      15,308      13,586      35.9       12.7
Gain on Sales of Loans                           6,584       1,584       6,224     315.7      (74.6)
Security Gains (Losses)                            (86)          -         934    (100.0)    (100.0)
Other                                           12,537       4,682       3,800     167.8       23.2
                                               $56,949     $36,465     $38,620      56.2 %     (5.6)%

Other income increased $20.5 million (56%) in 1995 compared to 1994. Service charges on deposit accounts increased due to higher rates on corporate deposit accounts, nonsufficient funds, and ATM fees. Other service charges and fees increased primarily due to a gain on the sale of mortgage loan servicing rights. The sale of equipment leases was the principal reason for the increase in gain on sale of loans. Other increased chiefly due to a gain from the sale of Heritage's deposits and branches.

Other income decreased $2.2 million (6%) in 1994 primarily due to the decreases in gain on sale of loans and security gains. Service charges on deposit accounts increased primarily due to increased service charge income on corporate accounts and items returned due to insufficient funds. Other service charges and fees increased primarily due to increased credit card fee income. The decrease in gain on sale of loans was primarily due to a decrease in the amount of loans sold combined with the increase in interest rates in the residential mortgage markets. The increase in other was primarily due to an increase in miscellaneous income, more than offsetting the decline in trading account income.

OTHER EXPENSES

Table 4 details the components of other expenses and their change since 1993:

TABLE 4:  Other Expenses

                                                                                     Percentage
                                                                                 Increase (Decrease)
                                                1995        1994        1993      1995/94    1994/93
                                                       (In Thousands)
Salaries and Employee Benefits                 $69,810     $62,074     $57,669      12.5 %      7.6 %
Occupancy                                        8,931       7,724       6,818      15.6       13.3
Professional Services                            7,335       5,733       5,117      27.9       12.0
Deposit Insurance                                6,168       6,525       6,890      (5.5)      (5.3)
Equipment Expense                                9,242       7,996       7,793      15.6        2.6
Charges and Fees                                 7,329       5,213       4,943      40.6        5.5
Franchise Taxes                                  4,038       4,295       4,008      (6.0)       7.2
Other                                           25,579      19,326      16,901      32.4       14.3
                                              $138,432    $118,886    $110,139      16.4 %      7.9 %

Other expenses increased $19.5 million (16%) for 1995 compared to 1994. Compensation increased as a result of merit and promotion increases, expenses related to the sale of Heritage's branches, and increased personnel in lending, telebanking and electronic delivery systems. Occupancy expense increased primarily due to increased rent expense from additional supermarket branches, ATMs and space for telebanking. Increased professional fees resulted from the Heritage transaction. The increase in equipment expense was primarily due to increased depreciation expense relating to Bancorp's data processing operations. Charges and fees increased due to costs associated with obtaining credit card applications. Increases in marketing, recruiting and insurance expense were the primary reasons for the increase in other.

Other expenses increased $8.7 million (8%) for 1994 compared to 1993. Salaries increased as a result of merit and promotion increases, increases in incentives and increased personnel in the retail banking area. Occupancy expense increased primarily due to increased rent expense caused by an increase in the number of branch offices. Professional services increased due to an increase in management consulting fees. Increases in marketing expense and data processing expenses were the primary reasons for the increase in other.

INCOME TAXES

The effective tax rates for 1995, 1994 and 1993 were approximately 32.9%, 34.1% and 35.4%, respectively. The decrease in the effective rate for 1995 reflects the reversal of tax-exempt negative goodwill associated with the sale of Heritage's deposits and branches and the increase in the level of tax-exempt interest income.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

Bancorp adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures", on January 1, 1995. Bancorp considers a nonperforming loan, except consumer loans, to be an impaired loan where it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Bancorp measures the value of an impaired loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if more practical, at the loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent. The adoption of SFAS No. 114 and 118 had no material impact on Bancorp's financial condition or results of operations.

During 1994, Bancorp changed its method of accounting for: (a) postemployment benefits, as prescribed in SFAS No. 112, "Employers' Accounting for Postemployment Benefits" and (b) securities, as prescribed in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

On January 1, 1994, Bancorp adopted SFAS No. 112, which requires employers to recognize any obligation to provide postemployment benefits (salary continuation, severance benefits, outplacement services, etc.) by accruing the estimated liability through a charge to expense. The effect of this change in accounting principle had no material impact on Bancorp's consolidated financial position or results of operations.

In addition, as of January 1, 1994, Bancorp adopted SFAS No. 115 which addresses accounting and reporting for (1) investments in equity securities that have readily determinable fair values and (2) all investments in debt securities. It requires that these securities be classified in three categories as follows: Held to Maturity, Trading and Available for Sale. The only change in accounting treatment for these three categories is in regard to the Available for Sale securities where, under SFAS No. 115, these securities would be reported at their fair value, with unrealized holding gains and losses reported as a separate component of shareholders' equity.

INVESTMENT SECURITIES AND SHORT-TERM INVESTMENTS

Average federal funds sold and reverse repurchase agreements decreased $24.7 million during 1995 and $24.0 million during 1994, as funds were shifted to asset categories with higher yields. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, the remainder is placed in overnight federal funds.

Investment securities represented approximately 16% of average earning assets in 1995, 1994 and 1993. The amortized cost and market value of investment securities at the dates indicated are summarized in Table 5:

TABLE 5:  Investment Securities

                                                      Amortized Cost at December 31,
                                                      1995        1994         1993
                                                              (In Thousands)
Held to Maturity:
  U.S. Treasuries and U.S. Government
    Agencies and Corporations                             $-         $842         $746
  State and Political Subdivisions                         -            -           10
  Other Bonds                                              -          995        1,000
  Other Securities                                         -       29,862       17,724
    Total Held to Maturity                                 -       31,699       19,480
Available for Sale:
  U.S. Treasuries and U.S. Government
   Agencies and Corporations                         821,347      642,516      654,380
  Other Bonds                                         60,746          179        1,115
  Other Securities                                    73,901       36,615       26,530
    Total Available for Sale                         955,994      679,310      682,025
      Total Securities                              $955,994     $711,009     $701,505
                                                         Market Value at December 31,
                                                     1995         1994         1993
                                                               (In Thousands)
Held to Maturity:
  U.S. Treasuries and U.S. Government
   Agencies and Corporations                              $-         $842         $746
  State and Political Subdivisions                         -            -           10
  Other Bonds                                              -          995        1,000
  Other Securities                                         -       29,862       17,724
    Total Held to Maturity                                 -       31,699       19,480
Available for Sale:
  U.S. Treasuries and U.S. Government
   Agencies and Corporations                         825,175      620,365      655,857
  Other Bonds                                         60,638          176        1,118
  Other Securities                                    74,091       33,680       26,777
    Total Available for Sale                         959,904      654,221      683,752
      Total Securities                              $959,904     $685,920     $703,232

Effective January 1, 1994, Bancorp adopted SFAS No. 115. Securities classified as held to maturity are those securities that Bancorp has the intent and ability to hold to maturity, subject to continued credit worthiness of the issuer. Debt securities classified as available for sale are intended to be held for indefinite periods of time and include those securities that Bancorp may employ as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, prepayments, regulatory capital requirements or similar factors.

During the last 45 days of 1995, the Financial Accounting Standards Board, in conjunction with the adoption of a new implementation guide, allowed companies to transfer securities which had been previously classified as held to maturity to available for sale without forcing the company to revalue all securities in its held to maturity category. During this time period, Bancorp reclassified all of its held to maturity securities to available for sale. Amortized cost of $247.4 million was transferred which resulted in an unrealized gain of $375,000.

Table 6 shows the December 31, 1995, maturities and weighted average yields for investments in debt securities. A 35% tax rate was used in computing the tax equivalent yield adjustment. The yields shown are calculated based on original cost and effective yields weighted for the scheduled maturity of each security. Mortgage-backed securities are assigned to maturity categories based on their estimated average lives.

TABLE 6:  Investments in Debt Securities Yields and Maturities

                                                Fixed Rate                 Floating Rate
                                                                                  Weighted
                                                       Weighted                   Average
                                                       Average                    Yield On
                                         Amortized     Yield To     Amortized     Current
                                           Cost        Maturity       Cost      Coupon Rates
                                                           (In Thousands)
U.S. Treasuries and U.S.
  Government Agencies and
  Corporations:
    Due in one year or less               $258,803           5.95%    $30,539           6.42%
    Due after 1 through 5 years             99,268           7.32     379,218           6.39
    Due after 5 through 10 years            23,865           7.04      28,485           6.59
    Due after 10 years                           -              -       1,169           7.19
      Total                               $381,936           6.37%   $439,411           6.41%

Other Bonds:
    Due in one year or less                     $-              -%         $-              -%
    Due after 1 through 5 years                  1          11.37      60,695           6.05
    Due after 5 through 10 years                 -              -          50           7.50
    Due after 10 years                           -              -           -              -
      Total                                     $1          11.37%    $60,745           6.05%

Bancorp executes interest rate swaps to convert floating rate investment securities to a fixed rate. At December 31, 1995, Bancorp had $410 million in fixed receive swaps of which $60 million are callable by the counterparty. The interest rate swaps did not materially change the average weighted yield on the securities.

LOANS

Average net loans were approximately 84% and 83% of total average earning assets in 1995 and 1994, respectively. Average net loans increased $723.5 million (20%) in 1995 over 1994. Increases in commercial and financial loans of $379.9 million (23%), consumer lease financing of $191.5 million (331%) and instalment loans of $83.1 million (10%) were the primary reasons for the increase in loans. The increase in average loan balances is a result of a continuing emphasis on lending activity. Bancorp did not offer consumer lease financing prior to 1994. Bancorp does not have a material exposure to foreign loans, energy loans or agricultural loans. Table 7 shows loans outstanding at period end by type of loan:

TABLE 7:  Loan Portfolio Composition

                                                           December 31,
                               1995            1994            1993            1992            1991
                            $       %       $       %       $       %       $       %       $       %
                                                      (Dollars in Millions)
Commercial Lending:
 Commercial and Financial 2,251    46.5   1,878    45.2   1,487    44.4   1,219    42.5   1,138    41.1
 Mortgage                   449     9.3     420    10.1     398    11.9     263     9.2     224     8.1
 Construction               266     5.5     172     4.2     140     4.2     130     4.5     143     5.1
 Lease Financing            129     2.7     110     2.6     101     3.0      63     2.2      51     1.8
Consumer Lending:
 Instalment               1,001    20.7     931    22.4     764    22.8     597    20.9     459    16.6
 Residential                466     9.6     508    12.2     500    14.9     629    21.9     788    28.4
 Lease Financing            334     6.9     186     4.5       -       -       -       -       -       -
  Total Loans             4,896           4,205           3,390           2,901           2,803
Reserve for Loan Losses     (60)   (1.2)    (52)   (1.2)    (41)   (1.2)    (35)   (1.2)    (31)   (1.1)
                          4,836   100.0   4,153   100.0   3,349   100.0   2,866   100.0   2,772   100.0

Table 8 shows the composition of the commercial and financial loan category by industry type at December 31, 1995:

TABLE 8:  Commercial and Financial Loans

                                                                            Amount on
Type                                                 Amount         %       Nonaccrual
                                                            (Dollars in Millions)
Construction                                            $84.9        4            $1.5
Manufacturing                                           489.8       22             6.7
Transportation / Utilities                              138.1        6             5.7
Wholesale Trade                                         214.3        9             1.2
Retail Trade                                            251.8       11             7.3
Finance & Insurance                                     108.1        5              .1
Real Estate Operators / Investment                      290.7       13              .7
Service Industries                                      319.0       14              .9
Automobile Dealers                                      101.8        5               -
Other (1)                                               252.0       11             2.1
                                                     $2,250.5      100           $26.2

(1) Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

Table 9 shows the composition of commercial mortgage and construction loans by loan and property type at December 31, 1995:

TABLE 9:  Commercial Mortgage and Construction Loans

                          Owner Operator  Investor Developer Owner Occupied         Amount on
Type                      Mortgage Const. Mortgage Const.    Mortgage Const. Total  Nonaccrual
                                                     (In Millions)
Apartments                     $-     $-    $69.1   $28.6      $3.6     $-  $101.3         $-
Office / Warehouse              -      -     80.0    37.0      31.2    2.6   150.8         .6
Residential Development         -      -      7.4    94.8      14.2   12.4   128.8         .1
Shopping Centers                -      -     97.5    42.2      14.0      -   153.7          -
Land                            -      -     15.7    16.5       0.4      -    32.6          -
Industrial Plants               -      -      7.6     0.1       4.1    5.1    16.9          -
Hotel / Motel / Restaurant   23.9      -      1.0       -         -      -    24.9          -
Healthcare Facilities         4.3      -      0.3       -         -      -     4.6          -
Auto Sales & Service            -      -     11.0     4.6       7.7      -    23.3          -
Churches                        -      -      3.4     0.6       8.9      -    12.9          -
Mobile Home Parks               -      -      5.5     5.3         -      -    10.8          -
Other Commercial Properties     -      -     28.3    16.6       9.8      -    54.7        6.1
                            $28.2     $-   $326.8  $246.3     $93.9  $20.1  $715.3       $6.8

At   December  31,  1995  and  1994,  the  amount  of  first  mortgage
residential  loans  that  were  considered  available  for  sale   was
immaterial.

Loans outstanding at December 31, 1995, are presented in Table 10 by maturity, based on remaining scheduled repayments of principal:

TABLE 10:  Loan Maturities

                                                      After 1
                                         Within     but Through     After
                                         1 Year       5 Years      5 Years       Total
                                                         (In Thousands)
Commercial and Financial               $1,122,019      $789,047    $339,476    $2,250,542
Commercial Construction                    44,444         2,060     219,850       266,354
Residential Construction                      390           425       6,187         7,002
   Total                               $1,166,853      $791,532    $565,513    $2,523,898

Loans Due After One Year:
  At predetermined interest rates                                                $397,628
  At floating interest rates                                                      959,417

CREDIT RISK MANAGEMENT

Bancorp maintains a reserve for loan losses to absorb potential losses in its portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans, loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in the risk characteristics of the loan portfolio, the reserve is below the level considered by management to be adequate to absorb possible future loan losses, the provision for loan losses is increased. Loans deemed uncollectible are charged off and deducted from the reserve and recoveries on loans previously charged off are added to the reserve.

Table 11 shows selected information relating to Bancorp's loans and reserves for loan losses:

TABLE 11:  Reserve For Loan Losses

                                                              December 31,
                                     1995          1994          1993          1992          1991
                                                         (Dollars in Thousands)
Daily Average Net Loans
  Outstanding                      $4,397,275    $3,673,803    $3,056,470    $2,790,168    $2,684,117

Reserve for Loan Losses
  at Beginning of Period              $51,979       $40,542       $35,144       $30,821       $28,138
Provision Charged to Expense           14,000        12,000        12,000        14,663        17,714
Acquired Reserves                           -             -           737             -             -
Other                                       -             -             -           238             -
Loans Charged Off:
 Commercial Lending:
  Commercial and Financial              5,096         2,979         3,535         3,414        13,491
  Mortgage                                 94           904           752         4,284         1,212
  Construction                              -             -             -             -             -
  Lease Financing                           -             -             -             -             -
 Consumer Lending:
  Instalment                            8,232         5,564         4,549         4,226         3,616
  Residential                             127           125           102           560           308
  Lease Financing                         647             -             -             -             -
      Total Charge-Offs                14,196         9,572         8,938        12,484        18,627

Recoveries:
 Commercial Lending:
  Commercial and Financial              6,238         6,614            44           373           816
  Mortgage                                121           552           165            70           463
  Construction                              -             -             -             -             -
  Lease Financing                           -             -             -             -           724
 Consumer Lending:
  Instalment                            1,994         1,806         1,345         1,430         1,214
  Residential                              13            37            45            33           379
  Lease Financing                          86             -             -             -             -
      Total Recoveries                  8,452         9,009         1,599         1,906         3,596
Net Loans Charged Off                   5,744           563         7,339        10,578        15,031
Reserve for Loan Losses
  at End of Period                    $60,235       $51,979       $40,542       $35,144       $30,821
Net Charge-Offs to
  Average Net Loans                       .13%          .02%          .24%          .38%          .56%

Net charge-offs over the years have varied since loans are written off against the reserve when they are determined to be uncollectible. The increase in net charge-offs in 1995 is primarily due to increases in charge-offs of $2.7 million and $2.1 million in instalment and commercial and financial loans, respectively. The decrease in net charge-offs in 1994 is primarily due to a $6.6 million increase in commercial and financial loan recoveries. The high level of recoveries in 1995 and 1994 resulted from recoveries of $5.8 million and $5.9 million, respectively, of a commercial loan that was charged off in 1991.

In 1993, Provident and a commercial customer entered into an agreement in which Provident granted certain concessions on its loans and agreed not to exercise certain rights available to it under the loan documents. In return, the customer issued to Provident 346,718 shares of its common stock, representing 5% of its issued and outstanding common stock, and 74,659 shares of Series B non-voting convertible preferred stock that is convertible into 746,590 shares of its common stock. Although these shares were not registered under the Securities Act of 1933, Provident could require the registration by the customer. In 1995, Provident and the commercial customer amended the agreement whereby certain loan maturity dates were extended and additional funds were made available for future borrowing. In consideration, the customer removed certain restrictions from the selling of these shares and issued a stock warrant for the purchase of an additional 200,000 shares of common stock at the quoted market price as of the date the warrant was issued. As of the end of 1995, Provident had sold 225,000 shares of the common stock resulting in $3.5 million in proceeds of which $3.1 million were recorded as loan loss recoveries and $392,000 as interest income. The unsold common and preferred stock, along with the stock warrant is recorded at a nominal amount.

Table 12 shows the dollar amount of the reserve for loan losses using management's estimate by principal loan category:

TABLE 12:  Allocation of Reserve For Loan Losses

                                                       December 31,
                                    1995       1994       1993       1992       1991
                                                      (In Thousands)
Commercial Lending:
 Commercial and Financial          $26,280    $22,031    $17,379    $15,575    $12,207
 Mortgage                            3,774      3,493      2,993      2,279      4,109
 Construction                        4,824      3,886      3,522      3,915      3,129
 Lease Financing                     1,543      1,355        889        783        506
                                    36,421     30,765     24,783     22,552     19,951

Consumer Lending:
 Instalment                         18,683     17,821     14,664     11,180      8,444
 Residential                           958      1,071      1,095      1,412      2,426
 Lease Financing                     4,173      2,322          -          -          -
                                    23,814     21,214     15,759     12,592     10,870

                                   $60,235    $51,979    $40,542    $35,144    $30,821

Management considers the present allowance to be appropriate and adequate to cover losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted at this time. Deterioration in economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the provision for possible loan losses.

Table 13 presents a summary of various indicators of credit quality:

TABLE 13:  Credit Quality

                                                           December 31,
                                 1995             1994             1993             1992             1991
                             $        %       $        %       $        %       $        %       $        %
                                                     (Dollars In Thousands)
Nonperforming Assets
Nonaccrual Loans (1):
 Commercial Lending:
  Commercial & Financial   26,190    54.7    2,973    28.0   10,740    39.7   11,289    27.7    6,933    19.0
  Mortgage                  6,716    14.0    1,869    17.6    3,861    14.3    6,459    15.9    1,605     4.4
  Construction                 78      .2       78      .7      554     2.0      454     1.1        -       -
  Lease Financing           2,605     5.4        -       -        -       -        -       -        -       -
                           35,589    74.3    4,920    46.3   15,155    56.0   18,202    44.7    8,538    23.4

 Consumer Lending:
  Instalment                  230      .5        -       -      276     1.0      782     1.9      414     1.1
  Residential               1,678     3.5    1,396    13.2    2,344     8.7    6,277    15.4    6,958    19.0
  Lease Financing               -       -        -       -        -       -        -       -        -       -
                            1,908     4.0    1,396    13.2    2,620     9.7    7,059    17.3    7,372    20.1

  Total Nonaccrual Loans   37,497    78.3    6,316    59.5   17,775    65.7   25,261    62.0   15,910    43.5

Renegotiated Loans (2)      4,753     9.9      961     9.1      408     1.5      125      .3      280      .8
  Total Nonperforming
   Loans                   42,250    88.2    7,277    68.6   18,183    67.2   25,386    62.3   16,190    44.3

Other Real Estate and
 Equipment Owned:
  Commercial                3,714     7.8      714     6.8    3,679    13.6    9,175    22.5   11,723    32.1
  Closed Bank Branches        189      .4      311     2.9      348     1.3    1,111     2.7    3,439     9.4
  Residential                 468     1.0      350     3.3    2,140     7.9    2,151     5.3    2,856     7.8
  Multifamily                 594     1.2    1,094    10.3      676     2.5      786     2.0    1,441     3.9
  Land                        663     1.4      857     8.1    2,019     7.5    2,113     5.2      903     2.5
                            5,628    11.8    3,326    31.4    8,862    32.8   15,336    37.7   20,362    55.7

  Nonperforming Assets     47,878   100.0   10,603   100.0   27,045   100.0   40,722   100.0   36,552   100.0

Loans 90 Days Past Due -
 Still Accruing            26,578            4,673            2,715            1,476            1,163

Loan Loss Reserve as a
 Percent of:
 Total Loans                         1.23             1.24             1.20             1.21             1.10
 Nonperforming Loans               142.57           714.29           222.97           138.44           190.37
 Nonperforming Assets              125.81           490.23           149.91            86.30            84.32
Nonperforming Loans as a
 Percent of Total Loans               .86              .17              .54              .88              .58
Nonperforming Assets as a
 Percent of:
  Total Loans and Other
   Real Estate & Equipment            .98              .25              .80             1.40             1.29
  Total Assets                        .77              .20              .58             1.02              .95

(1) Bancorp generally stops accruing interest on loans when the payment of principal and/or interest is past due 90 days or more.
(2) Loans renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

Nonperforming assets increased $37.3 million during 1995. Nonaccrual loans increased $31.2 million during 1995, primarily due to four commercial and financial loans being placed on nonaccrual status. Renegotiated loans increased principally due to one commercial and financial loan being restructured. Other real estate and equipment owned increased primarily due to property on an operating lease being reclassified due to the bankruptcy of the lessee. Net losses of $80,000 were recorded from the sale of other real estate and equipment during 1995. As of the end of 1995, nonperforming assets as a percentage of total assets are at a level that is consistent with historical averages.

Nonperforming assets decreased $16.4 million during 1994. Nonaccrual loans decreased $11.5 million during 1994, primarily due to the decrease in nonaccrual commercial and financial loans. Nonaccrual commercial and financial loans decreased primarily due to two loans being brought current and removed from nonaccrual status. The decrease in other real estate owned was due primarily to the sale of commercial and residential properties. Approximately $7.5 million in sales of properties held as other real estate owned occurred during 1994, with approximately $120,000 of net gains recorded with regard to these property sales.

When a loan is placed on nonaccrual status or is renegotiated, the recognition of interest income differs from what would have been recognized had the loan retained its original terms. The gross amount of interest income recognized during 1995 with respect to these loans was $540,000 compared to $2,640,000 that would have been recognized had the loans remained current in accordance with their original terms.

Of the $37.5 million in nonaccrual loans at December 31, 1995, management estimates approximately $11.8 million of potential loss. The loss estimate is based, in part, upon information from Provident's credit watch and impaired loan lists ("lists"), and loss exposure reports. The lists are prepared quarterly following detailed discussions between lending officers, the credit and loan review departments and senior management. The lists include nonperforming loans along with loans that were classified by bank examiners. The lists also include loans where potential borrower problems may raise concern about the ability of the borrower to comply with the present loan repayment terms. These loans, while not nonperforming or necessarily expected to result in losses, are considered in need of closer monitoring. The loss exposure report is prepared monthly and updates loan balance information and loss estimates from the previous lists. The loss exposure report also includes other real estate owned balances and any possible loss exposure involving other real estate.

Loans 90 days past due still accruing increased $21.9 million during 1995. One customer accounted for $16.9 million of this increase. Loans from this customer were not placed on nonaccrual due to being well secured and in the process of collection.

The year-end 1995 lists and loss exposure reports included approximately $27.9 million of loans that were current, but which due to the possible credit problems of such borrowers that were known by management or other factors, were considered to be in need of closer monitoring. Through an ongoing monitoring process, the value of the collateral securing these loans is analyzed each quarter to determine loss potential. A review of pertinent loan information, including borrower financial statements and collateral appraisals, determined that loans with an aggregate principal amount of approximately $17.9 million had some loss potential. The loss potential was estimated to be approximately $4.3 million. In determining this estimate, collateral values are carefully examined on an ongoing basis. Management considers the present reserve for loan losses of $60.2 million to be appropriate and adequate to cover the estimated losses in the loan portfolio.

DEPOSITS

Average total interest bearing deposits increased 18% during 1995 to $3.6 billion after increasing 15% during 1994 to $3.0 billion. Increases in brokered deposits and other deposits raised through our telebanking program were the primary reasons for the increase in interest bearing deposits. For 1995 and 1994, average total interest bearing deposits represented 77% and 78%, respectively, of average interest bearing liabilities. Bancorp has no foreign deposits. Table 14 presents a summary of period end deposit balances:

TABLE 14:  Deposits

                                                                     December 31,
                                                              1995      1994      1993
                                                                     (In Millions)
Noninterest Bearing                                             $524      $452      $423
Interest Bearing Demand Deposits                                 263       273       287
Savings Deposits                                                 625       712       830
Certificates of Deposit Less than $100,000                     1,575     1,530     1,310
Certificates of Deposit of $100,000 or More                    1,192     1,102       382
                                                              $4,179    $4,069    $3,232

At December 31, 1995, the maturities of deposits of $100,000 or more are as follows (In Millions):

                    3 months or less                            $226
                    Over 3 through 6 months                      191
                    Over 6 through 12 months                     196
                    Over 12 months                               579
                       Total                                  $1,192

Included  in Certificates of Deposit ("CD's") of $100,000 or  more  at
December 31, 1995, 1994 and 1993 are brokered deposits of $752 million, $694 million and $55 million, respectively.

In 1995, Bancorp began issuing brokered CD's with embedded call options combined with interest rate swaps with matching call dates as part of its CD program. Bancorp has the right to redeem the CD's on specific dates prior to their stated maturity while the interest rate swaps are callable at the option of the swap counterparty, rather than Bancorp. The terms and conditions of the call options embedded in the interest rate swaps match those of the CD's, offsetting any option risk exposure to Bancorp. At December 31, 1995, Bancorp had $221 million of callable CD's.

BORROWED FUNDS

Borrowed funds are an important source of funds to support earning assets. In 1995, average short-term debt increased $186.0 million (42%), while average long-term debt increased $58.1 million (15%). The increased use of federal funds purchased and repurchase agreements was the primary reason for the increase in average short-term debt in 1995. The increase in long-term debt is attributable to borrowings on Medium-Term Bank Notes of $312.5 million and advances from the Federal Home Loan Bank ("FHLB") of $150 million. The medium-term borrowings have stated fixed rates, however, they have been converted to variable one-month London Interbank Offered Rate ("LIBOR") funds through the use of interest rate swaps. The FHLB advances have a variable rate based on the one-month LIBOR rate. The proceeds from the additional debt became part of Provident's general funds for use in its business.

In 1994, average short-term debt decreased $34.4 million (7%), while average long-term debt increased $267.9 million (203%). The decrease in average balance for federal funds purchased and repurchase agreements, which more than offset the increase in commercial paper, was the primary reason for the decrease in average short-term debt in 1994. The issuance of subordinated notes and borrowings from the Federal Home Loan Bank were the primary reasons for the increase in average long-term debt in 1994. In January, 1994, Provident issued $100 million of 6.375% subordinated notes due in 2004. The proceeds from this debt issue became part of Provident's general funds.

CAPITAL RESOURCES

Bank holding companies are required to comply with the Federal Reserve risk-based capital guidelines. At the end of 1995, the required minimum ratio of total risk-based capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) was 8%. At least half of the total capital is required to be Tier 1 capital. In addition to risk-based capital guidelines, the Federal Reserve requires a bank holding company to comply with a so-called "Tier 1 Leverage Ratio", under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3%. All but the strongest companies and companies contemplating significant growth or expansion are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

TABLE 15:  Capital Adequacy

                                                              1995      1994      1993
Net Earnings to Average Assets                                 1.29%     1.24%     1.30%
Net Earnings to Average Total Equity                          18.37     16.64     16.33
Average Total Equity to Average Assets                         7.02      7.43      7.94
Common Dividend Payout to Net Earnings                        22.78     25.47     24.69
Preferred Dividend Payout to Net Earnings                      3.39      5.15      5.91
Tier 1 Leverage Ratio                                          7.13      7.21      7.88
Tier 1 Capital to Risk-Weighted Assets                         7.52      7.86      8.89
Tier 2 Capital to Risk-Weighted Assets                         4.25      4.99      3.35
Total Risk-Based Capital to Risk-Weighted Assets              11.77     12.85     12.24

Pursuant to the terms of its Series B Preferred Stock ("B Preferred"), Bancorp elected in the fourth quarter of 1994 to change the dividend rate to a rate equivalent to that paid on its Common Stock. Based on the actual common stock dividend rate, annual dividends paid on the Preferred Stock decreased by approximately $534,000 in 1995. In the third quarter of 1994 and 1995, Bancorp announced an increase in the quarterly common dividend from $.22 to $.25 per share and from $.25 to $.275 per share, respectively. In the third quarter of 1995, Bancorp exchanged all of the shares of its B Preferred for an identical number of shares of its Series C Convertible Preferred Stock ("C Preferred"). In the fourth quarter of 1995, Bancorp exchanged all of the shares of its C Preferred for an identical number of shares of its Series D Convertible Preferred Stock ("D Preferred"). The terms of the D
Preferred  are  substantially identical  to  the  B  Preferred  and  C
Preferred except that the terms of the D Preferred permit AFG, its subsidiaries or affiliates to convert the D Preferred into Bancorp common stock regardless of their percentage of ownership of Bancorp's voting equity securities. In December 1995, 301,146 shares of D Preferred were converted into 1,882,162 shares of Common Stock. As of

December 31, 1995, 70,272 shares of D Preferred remains outstanding which is convertible into 439,200 shares of Common Stock.

Bancorp's capital expenditure program in recent years has included renovations to Bancorp's main office, improvements to the data processing center and additions to Provident's branch banking network. Capital expenditures for 1996 are estimated to be approximately $16 million and include improvements for Provident and Provident Kentucky in data processing capabilities and improvement of the branch banking network, with emphasis being placed on enhancing the branches located in local supermarkets and placement of additional ATMs. Bancorp also intends to expand and improve its telephone banking operations. Management believes that currently available funds and funds provided by normal operations will be sufficient to meet capital requirements.

LIQUIDITY

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Bancorp has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash and deposits due from banks. Another source for providing liquidity is the generation of new deposits. Total deposits increased by 3% during 1995 to $4.2 billion. Bancorp may borrow both short-term and long-term funds. Bancorp obtained $462.2 million in long-term borrowings during 1995 and has an additional $137.5 million available for borrowing under a medium-term bank note program. Approximately
$55.1 million of long-term debt is due to be repaid during 1996. Additional sources of liquidity include the sale of investment securities classified as available for sale and the sale of commercial and consumer loans.

Although no significant capital expenditures are expected for Bancorp on a parent-only basis during 1995, Bancorp still has liquidity needs. Bancorp's primary liquidity need will be the payment of dividends to its preferred and common shareholders. The major source of liquidity for Bancorp is dividends paid to it by its subsidiaries. Bancorp received dividends of $23 million in 1995, $26 million in 1994 and $45.3 million in 1993 from its subsidiaries. The maximum amount available for dividends that may be paid in 1996 to its parent by Provident without approval is approximately $71.9 million, plus 1996 net earnings. Dividends of approximately $3.1 million plus 1996 net earnings may be paid in 1996 by Provident Kentucky. Management believes that amounts available from the banking subsidiaries will be sufficient to meet Bancorp's liquidity requirements in 1996. Under the Federal Deposit Insurance Corp. Improvement Act of 1991 ("FDICIA"), an insured depository institution, such as Bancorp's banking subsidiaries, would be prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the statute). A discussion of restrictions on transfer of funds from subsidiaries to Bancorp is presented in Note O, included in "Notes to Consolidated Financial Statements".

Additional sources of liquidity to the parent include loan payments and sales of investment securities. At December 31, 1995, Bancorp had $130 million and $30 million in lines of credit with unaffiliated banks to support commercial paper borrowings of $145 million and other general obligations, respectively. As of January 18, 1996, these lines had not been used.

OFF-BALANCE SHEET FINANCIAL AGREEMENTS

Bancorp employs derivatives, such as interest rate swaps, interest rate caps, financial futures and forward contracts primarily to manage the interest rate risk inherent in Bancorp's core businesses.

Bancorp uses interest rate swaps as its primary off-balance sheet financial instrument. At December 31, 1995, approximately $1.8 billion in interest rate swaps held by Bancorp essentially convert a fixed rate of interest into a shorter repricing frequency. Approximately $1.36 billion are receive fixed pay variable swaps used to convert the interest rate sensitivity of long-term fixed rate deposit and debt liabilities to a floating interest rate based on LIBOR. Bancorp also employs $410 million of this type of swap in association with floating rate collateralized mortgage obligations ("CMO's") and asset backed securities to create a synthetic fixed rate investment portfolio with a reduced prepayment risk profile.

Interest rate swaps in which Bancorp pays a fixed rate of interest in exchange for receiving a floating interest rate of LIBOR or prime rate are used to manage the interest rate risk associated with long-term fixed rate commercial and residential real estate mortgage loans. Bancorp had $33 million of pay fixed receive variable rate swaps at December 31, 1995.

Bancorp manages the credit risk in these transactions through its counterparty credit policy, which limits transacting business only with counterparties classified as investment grade by the rating agencies of Moody's and Standard & Poor's. Bancorp has in place in certain cases, but does not require, bilateral collateral agreements as a technique to reduce credit risk. These bilateral collateral agreements have threshold credit limits above which investment securities must be pledged as collateral for the mark-to-market. At December 31, 1995, Bancorp pledged investment securities with a carrying value of $21.4 million as collateral to two of its counterparties to cover the mark-to-market. As a second credit risk measure, Bancorp utilizes bilateral netting of interest payments. The frequency and timing of the interest payments are matched between counterparties, thereby reducing the credit exposure.

Generally, interest rate swaps are not amortizing in nature. At December 31, 1995, there were no past due amounts on any interest rate swap. Bancorp has never experienced a credit loss related to an off-balance sheet position, and does not reserve for credit losses on these transactions.

The following table shows the composition of interest rate swap agreements as of December 31, 1995:

TABLE 16: Interest Rate Swap Agreement Maturities

                                 1996        1997        1998        1999     Thereafter     Total
                                                           (Dollars in Millions)
Pay fixed receive variable
  Notional Amount                     $-         $12          $-          $2         $19         $33
  Average Receive Rate                 -        5.94%          -        5.94%       8.29%       7.28%
  Average Pay Rate                     -        6.59%          -        7.86%       7.87%       7.39%
Pay variable receive fixed
  Notional Amount                   $294        $433         $24        $261        $757      $1,769
  Average Receive Rate              5.04%       6.29%       5.72%       6.92%       6.33%       6.19%
  Average Pay Rate                  5.83%       5.81%       5.89%       5.84%       5.86%       5.84%
Totals
  Notional Amount                   $294        $445         $24        $263        $776      $1,802
  Average Receive Rate              5.04%       6.28%       5.72%       6.91%       6.38%       6.21%
  Average Pay Rate                  5.83%       5.83%       5.89%       5.86%       5.92%       5.87%

The changes in interest rate swap agreements for the years ended December 31 were as follows:

                                                                1995           1994
                                                                    (In Millions)
Beginning Notional Amount                                        $1,556         $1,227
New Contracts                                                     1,004            894
Matured Contracts                                                  (758)          (565)
Ending Notional Amount                                           $1,802         $1,556

Bancorp uses financial futures contracts and forward contracts to manage interest rate risk in a manner similar to interest rate swap agreements. At December 31, 1995, Bancorp had no outstanding positions in financial futures contracts or forward contracts.

Bancorp maintains a portfolio of interest rate caps sold to corporate customers at their request to manage the interest rate risk associated with their borrowings. Bancorp offsets the interest rate risk of customer cap transactions by purchasing an offsetting position in interest rate caps of matching terms. Bancorp executes these transactions as a customer convenience and does not consider itself to be a dealer in these financial instruments. At December 31, 1995, Bancorp's positions in matched customer interest rate caps was $57.5 million in notional principal amount.

Interest rate swaps decreased the net interest margin by 11 basis points in 1995 and increased the net interest margin by 14 basis points and 40 basis points for 1994 and 1993, respectively.

INTEREST RATE SENSITIVITY

Recognizing that interest rate risk is inherent in its core business activities and understanding that fluctuating interest rates may cause volatility in its net interest income, Bancorp actively engages in the interest rate risk management process. At December 31, 1995, Bancorp's interest rate sensitivity position was within established guidelines.

Bancorp develops forecasts and assumptions as to deposit growth and mix, loan growth and mix, deposit and loan pricing spreads, early repayment of assets and early redemption of liabilities. The resulting impact on net interest income is then evaluated, given potential changes in interest rate risk.

Bancorp actively manages and makes modifications to its balance sheet through product structuring, product pricing, and promotional offerings to achieve its targeted interest rate risk management objectives. If management believes additional modifications to Bancorp's sensitivities are warranted, off-balance sheet financial agreements such as interest rate swaps, interest rate caps and futures contracts are employed. At December 31, 1995, Bancorp had positions in interest rate swaps and interest rate caps and had no positions in futures contracts. A summary of the interest rate swap positions may be found in Note L in the "Notes to Consolidated Financial Statements".

Bancorp employs several analytical techniques in the assessment of interest rate risk, including gap analysis, simulation analysis, duration analysis, and market value of portfolio equity analysis. Bancorp relies most heavily on simulation analysis as it's primary analytical technique.

Bancorp simulates net interest income over a variety of interest rate scenarios including "shock" analysis of +/- 100 basis points and +/- 200 basis points. These shock scenarios assume an instantaneous and permanent change in the pricing of all interest rate sensitive assets and liabilities and do not give consideration to any management of the shock by Bancorp. As a result, these shock scenarios are considered worst case scenarios through which Bancorp can quantify its maximum exposures. Bancorp also simulates net interest income through a market driven forecast using forward yield curves implied by the financial futures markets. Bancorp develops most of its strategies and tactics using the forward yield curve as the base interest rate scenario.

Table 17 provides a summary of Bancorp's gap analysis, which measures the difference between interest sensitive assets and liabilities repricing in the same time period. For this analysis, cash flow of assets and liabilities are segregated by their stated or forecasted repricing intervals. The forecasted repricing includes assumptions of early loan repayments, specifically in the areas of instalment and residential mortgage loan receivables. These prepayment assumptions are based on industry average prepayment rates for these loan products. Similarly, assumptions are made to the anticipated repricing and maturity characteristics of liability products with managed interest rates such as NOW and money market accounts. Adjustments are then made for the impact of off-balance sheet derivatives. Bancorp manages its gap through a targeted 12 month cumulative time horizon. At December 31, 1995, management assessed its gap position as a liability sensitivity of approximately 11% through the 12 month cumulative period. A liability sensitivity implies potential margin compression in a rising rate environment, and potential margin expansion in a falling rate environment.

TABLE 17:  Interest Rate Sensitivity

                                                        Repricing Time Periods
                                            Within     4 - 12    1 - 5    Over 5
                                           3 Months    Months    Years    Years     Total
                                                        (Dollars in Millions)
Interest Earning Assets:
Loans                                        $2,626       $623   $1,347     $300     $4,896
Investments:
  Taxable                                       620        139      103       87        949
  Tax-Exempt                                      -          -        -       11         11
    Total Interest Earning Assets             3,246        762    1,450      398      5,856

Interest Bearing Liabilities:
Deposits                                        667      1,579    1,124      285      3,655
Short-Term Debt                                 637          -        -        -        637
Long-Term Debt                                  268         55      310      187        820
  Total Interest Bearing Liabilities          1,572      1,634    1,434      472      5,112

Interest Rate Swaps                          (1,671)       229    1,044      398          -

Interest Sensitivity Gap                         $3      $(643)  $1,060     $324       $744

Cumulative Interest Sensitivity Gap                      $(640)    $420     $744

Cumulative Gap as a Percent of
  Earning Assets                                          (11%)       7%      13%

IMPACT OF INFLATION AND CHANGING PRICES

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from capital intensive companies that have a significant investment in fixed assets or inventories. However, inflation does have an important impact in the banking industry. During periods of inflation, monetary assets lose value, while monetary liabilities gain value. This results in the need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation can also have a significant effect on other expenses, which tend to rise during periods of general inflation. Inflation has not had a material effect on Bancorp in the recent past.

Bancorp's ability to react to changes in interest rates has a significant impact on financial results. As discussed previously, management attempts to increase or decrease interest rate sensitivity in order to protect against wide interest rate fluctuations.

NEW ACCOUNTING STANDARDS

Bancorp will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. This statement requires that long-lived assets be segregated into two categories, those to be held and used and those to be disposed of. Long-lived assets to be held and used are reviewed for impairment whenever circumstances indicate that the carrying value may not be recoverable. An impairment loss is recorded when the sum of the expected future cash flows is less than the carrying amount of the assets. In this situation, an impairment loss is recorded in the amount of the difference between the carrying amount and the fair value of the asset. Assets to be disposed of that are subject to the reporting requirements of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are to be measured at the lower of carrying amount or net realizable value. Long-lived assets to be disposed of that are not subject to APB Opinion No. 30 requirements are to be accounted for at the lower of carrying amount or fair value less cost to sell.

SFAS No. 122, "Accounting for Mortgage Servicing Rights" will also be adopted by Bancorp on January 1, 1996. Under this statement, when mortgage loans are originated or purchased by an institution and subsequently sold or securitized with servicing retained, the cost of the loan shall be allocated between the loan (without servicing) and the fair value of the servicing. Prior to this statement, no costs of the loan were allocated to the servicing. Additionally, the statement specifies how mortgage servicing rights and excess servicing rights should be evaluated for impairment.

Management currently believes that neither the adoption of SFAS No. 121 nor SFAS No. 122 will have a material impact on Bancorp's consolidated financial position or results of operations.

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October, 1995. The statement defines a fair value-based method of accounting for stock-based employee compensation plans. It encourages all companies to adopt this method of accounting and measure compensation cost for stock-based awards, based on their estimated fair value on the date of grant, and recognize such cost over the service period. However, it also allows a company to continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Companies electing to continue following present accounting rules under APB Opinion No.
25 will be required to provide pro-forma disclosures of what net earnings and earnings per share would have been had the new fair value method been used. At this time, management expects to continue its accounting in accordance with APB Opinion No. 25. The disclosure requirements of SFAS No. 123 will be adopted as required for financial statements beginning in 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    INDEX TO FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors                   32

Financial Statements:

Provident Bancorp, Inc. and Subsidiaries
    Consolidated Balance Sheets                                     33
    Consolidated Statements of Earnings                             34
    Consolidated Statements of Changes in Shareholders' Equity      35
    Consolidated Statements of Cash Flows                           36
    Notes to Consolidated Financial Statements                      37

Supplementary Data:

Quarterly Consolidated Results of Operations (unaudited)            57

           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors
Provident Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Provident Bancorp, Inc. and subsidiaries as of December 31, 1995, and 1994, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the management of Provident Bancorp, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident Bancorp, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, Provident Bancorp, Inc. changed its method of accounting for certain investments in debt and equity securities in 1994.



                                             ERNST & YOUNG LLP




Cincinnati, Ohio
January 18, 1996

                             PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)

                                                                      December 31,
                                                                  1995          1994
                            ASSETS
Cash and Noninterest Bearing Deposits                            $213,594      $172,025
Federal Funds Sold and Reverse Repurchase
  Agreements                                                            -       252,550
Investment Securities:
  Held to Maturity (market value - $-
    and $31,699)                                                        -        31,699
  Available for Sale (amortized cost - $955,994
    and $679,310)                                                 959,904       654,221
Loans (Net of Unearned Income):
  Commercial Lending:
    Commercial and Financial                                    2,250,542     1,878,351
    Mortgage                                                      448,906       420,222
    Construction                                                  266,354       172,190
    Lease Financing                                               128,686       109,743
  Consumer Lending:
    Instalment                                                  1,000,940       930,545
    Residential                                                   466,422       507,734
    Lease Financing                                               334,226       185,753
      Total Loans                                               4,896,076     4,204,538
    Reserve for Loan Losses                                       (60,235)      (51,979)
      Net Loans                                                 4,835,841     4,152,559
Premises and Equipment                                             90,976        64,210
Other Assets                                                      105,036        84,227
                                                               $6,205,351    $5,411,491

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                          $523,631      $452,458
    Interest Bearing                                            3,654,920     3,616,191
      Total Deposits                                            4,178,551     4,068,649
  Short-Term Debt                                                 637,240       521,707
  Long-Term Debt                                                  820,083       383,433
  Accrued Interest and Other Liabilities                          136,940        78,351
      Total Liabilities                                         5,772,814     5,052,140
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized:
    Series B, 371,418 Issued                                            -        37,000
    Series D, 70,272 Issued                                         7,000             -
  Common Stock, No Par Value, $.67 Stated Value:
    60,000,000 Shares Authorized, 17,544,411 and
    15,639,849 Issued                                              11,703        10,427
  Capital Surplus                                                 137,313       107,264
  Retained Earnings                                               265,017       210,355
  Reserve for Retirement of Capital  Securities                     9,000        10,667
  Treasury Stock, 1,126 and 4,487 Shares                              (38)         (134)
  Unrealized Gains (Losses) on Marketable Securities
    (net of deferred income tax)                                    2,542       (16,228)
      Total Shareholders' Equity                                  432,537       359,351
                                                               $6,205,351    $5,411,491


See notes to consolidated financial statements.

                             PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF EARNINGS
                              (In Thousands, Except Per Share Data)

												Year Ended December 31,
                                                           1995       1994       1993
Interest Income:
 Interest and Fees On Loans:
  Taxable                                                $410,830   $309,629   $250,733
  Exempt from Federal Income Taxes                            506        574        770
                                                          411,336    310,203    251,503
 Interest on Investment Securities:
  Taxable                                                  49,626     33,404     33,272
  Exempt from Federal Income Taxes                            389        131          9
                                                           50,015     33,535     33,281
 Interest on Federal Funds Sold and Reverse
  Repurchase Agreements                                     1,045      2,091      2,055
   Total Interest Income                                  462,396    345,829    286,839
Interest Expense:
 Interest on Deposits:
  Savings and Demand Deposits                              25,516     25,428     28,255
  Time Deposits                                           166,881     98,808     73,579
                                                          192,397    124,236    101,834
 Interest on Short-Term Debt                               37,113     19,086     15,281
 Interest on Long-Term Debt                                30,237     20,549      6,888
  Total Interest Expense                                  259,747    163,871    124,003
   Net Interest Income                                    202,649    181,958    162,836
Provision for Possible Loan Losses                        (14,000)   (12,000)   (12,000)
 Net Interest Income After Provision for
  Possible Loan Losses                                    188,649    169,958    150,836
Other Income:
 Service Charges on Deposit Accounts                       17,114     14,891     14,076
 Other Service Charges and Fees                            20,800     15,308     13,586
 Gain on Sales of Loans                                     6,584      1,584      6,224
 Security Gains (Losses)                                      (86)         -        934
 Other                                                     12,537      4,682      3,800
  Total Other Income                                       56,949     36,465     38,620
Other Expenses:
 Compensation:
  Salaries                                                 56,773     50,529     46,176
  Benefits                                                  9,180      8,324      7,970
  Profit Sharing                                            3,857      3,221      3,523
 Occupancy                                                  8,931      7,724      6,818
 Professional Services                                      7,335      5,733      5,117
 Deposit Insurance                                          6,168      6,525      6,890
 Equipment Expense                                          9,242      7,996      7,793
 Charges and Fees                                           7,329      5,213      4,943
 Franchise Taxes                                            4,038      4,295      4,008
 Other                                                     25,579     19,326     16,901
  Total Other Expenses                                    138,432    118,886    110,139
Earnings Before Income Taxes                              107,166     87,537     79,317
Applicable Income Taxes                                    35,306     29,871     28,045
  Net Earnings                                            $71,860    $57,666    $51,272
Net Earnings Per Common Share:
 Primary                                                    $4.30      $3.40      $3.09
 Fully Diluted                                               3.89       3.13       2.85
Average Primary Shares                                     16,156     16,080     15,624
Average Fully Diluted Shares                               18,491     18,423     18,001


See notes to consolidated financial statements.

                                PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (Dollars in Thousands, Except Per Share Data)

                                                                         Reserve for            Unrealized
                                                                         Retirement           Gains (Losses)
                                  Preferred  Common   Capital  Retained  of Capital  Treasury On Marketable
                                    Stock    Stock    Surplus  Earnings  Securities   Stock     Securities
Balance at January 1, 1993         $41,333  $10,183  $100,101  $137,090      $8,333       $-          $(575)

  Net Earnings                                                   51,272
  Cash Dividends Declared on
    Common Stock, $.82 Per Share                                (12,660)
  Cash Dividends Declared on
    8% Preferred Stock                                           (3,029)
  Allocation for Retirement of
    Capital Securities                                           (3,334)      3,334
  Exercise of Stock Options                       2        71
  Shares Issued in Subscription
    Offering, Net of Expenses                    76     2,574
  Adjustment for Increase in
    Value of Marketable Securities                                                                      430
  Conversion of Preferred Stock         (9)                 9
  Redemption of Preferred Stock     (4,324)     145     4,179
  Adjustment to Value of
    Restricted Shares                                     671
  Other                                                    20

Balance at December 31, 1993        37,000   10,406   107,625   169,339      11,667        -           (145)

  Net Earnings                                                   57,666
  Cash Dividends Declared on
    Common Stock, $.94 Per Share                                (14,687)
  Cash Dividends Declared on
    8% Preferred Stock                                           (2,971)
  Allocation for Retirement of
    Capital Securities                                           (3,000)      3,000
  Retirement of Capital
    Securities                                                    4,000      (4,000)
  Exercise of Stock Options                      21       717
  Adjustment for Decrease in
    Value of Marketable Securities                                                                  (16,083)
  Purchase of Treasury Stock                                                            (211)
  Sale of Treasury Stock                                             11                   77
  Adjustment to Value of
    Restricted Shares                                    (981)
  Other                                                   (97)       (3)

Balance at December 31, 1994        37,000   10,427   107,264   210,355      10,667     (134)       (16,228)

  Net Earnings                                                   71,860
  Cash Dividends Declared on
    Common Stock, $1.05 Per Share                               (16,372)
  Cash Dividends Declared on
    Preferred Stock, $6.5625
    Per Share                                                    (2,437)
  Allocation for Retirement of
    Capital Securities                                           (2,333)      2,333
  Retirement of Capital
    Securities                                                    4,000      (4,000)
  Exercise of Stock Options                      15       845
  Adjustment for Increase in
    Value of Marketable Securities                                                                   18,770
  Purchase of Treasury Stock                                                          (6,109)
  Sale of Treasury Stock                                           (361)               4,761
  Conversion of Preferred Stock
    to Common Stock                (30,000)   1,261    28,739
  Reissuance of Treasury Stock
    Pursuant to Acquisition                                         306                1,444
  Adjustment to Value of
    Restricted Shares                                     388
  Other                                                    77        (1)

Balance at December 31, 1995        $7,000  $11,703  $137,313  $265,017      $9,000     $(38)        $2,542


See notes to consolidated financial statements.

                         PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In Thousands)

                                                                   Year Ended December 31,
                                                                  1995      1994      1993
Operating Activities:
  Net Earnings                                                   $71,860   $57,666   $51,272
  Adjustments to Reconcile Net Earnings to
   Net Cash Provided by Operating Activities:
    Provision for Possible Loan Losses                            14,000    12,000    12,000
    Provision for Depreciation and Amortization                   12,649     8,592     9,753
    Amortization of Investment Security Premiums (Discounts)      (1,474)      694       497
    Amortization of Unearned Income                              (23,257)  (11,370)   (5,899)
    Net Decrease in Trading Securities                               125       171    26,455
    Proceeds From Sale of Loans Held for Sale                    156,309    82,122   310,863
    Origination of Loans Held for Sale                          (152,982)  (20,095) (350,738)
    Realized Gains on Loans Held for Sale                         (2,410)     (832)   (5,406)
    Realized Gains on Sale of Loans                               (4,174)     (752)     (818)
    Realized Investment Security (Gains) Losses                       86         -      (934)
    (Increase) Decrease in Interest Receivable                    (5,650)   (9,679)      312
    Increase in Accounts Receivable                               (8,101)   (2,646)   (7,096)
    Increase in Other Assets                                        (857)  (12,462)   (2,677)
    Increase in Interest Payable                                   8,795    17,618     1,084
    Deferred Income Taxes                                         28,769     5,428      (631)
    Increase (Decrease) in Taxes Payable                          (5,313)   (4,525)      840
    Increase in Accounts Payable and Other Liabilities            16,401     3,440     1,540
    Other                                                          7,231    10,194     1,667
      Net Cash Provided by Operating Activities                  112,007   135,564    42,084

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                           34,316       116    24,611
    Proceeds from Maturities and Prepayments                     227,117   174,684   238,131
    Purchases                                                   (289,376) (172,434) (398,734)
  Investment Securities Held to Maturity:
    Proceeds from Sales                                              416         -         -
    Proceeds from Maturities and Prepayments                      28,611     1,615     2,099
    Purchases                                                   (244,755)  (13,801)   (5,364)
  Net Increase in Loans and Leases                              (684,222) (877,210) (419,021)
  Acquisition of Business (Net of Cash Acquired)                    (185)        -     3,085
  Proceeds from Sale of Other Real Estate                          2,479     7,393    11,122
  Purchases of Premises and Equipment                            (42,149)  (33,631)   (9,883)
  Proceeds from Sales of Premises and Equipment                    2,442     3,735     3,730
    Net Cash Used in Investing Activities                       (965,306) (909,533) (550,224)

Financing Activities:
  Net Decrease in Demand and Savings Deposits                    (26,047)  (93,845)  (48,818)
  Net Increase in Certificates of Deposit                        135,949   930,867   102,307
  Net Increase (Decrease) in Short-Term Debt                     115,533  (268,629)  341,659
  Principal Payments on Long-Term Debt                           (25,637) (109,567)   (5,750)
  Proceeds from Issuance of Long-Term Debt                       462,178   217,367   241,937
  Cash Dividends Paid                                            (18,809)  (17,658)  (15,689)
  Repurchase of Common Stock                                      (6,109)     (211)        -
  Proceeds from Sale of Common Stock                               5,260       826     2,723
    Net Cash Provided by Financing Activities                    642,318   659,150   618,369
    Increase (Decrease) in Cash and Cash Equivalents            (210,981) (114,819)  110,229
Cash and Cash Equivalents at Beginning of Period                 424,575   539,394   429,165
    Cash and Cash Equivalents at End of Period                  $213,594  $424,575  $539,394


Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                    $250,952  $146,253  $122,919
    Income Taxes                                                  11,000    26,700    26,300
  Non-Cash Activity:
    Additions to Other Real Estate in Settlement of Loans            706     2,196     2,658
    Transfer of Premises and Equipment to Other Real Estate        3,714       223         -
    Treasury Stock Reissued to Acquire Business                    1,750         -         -
    Reclassification of Investment Securities from Held to Maturity
      to Available for Sale                                      247,385         -         -

See   notes   to   consolidated   financial  statements.

                PROVIDENT BANCORP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION Provident Bancorp, Inc ("Bancorp") was incorporated in February, 1980 for the purpose of acquiring and holding the common stock of The Provident Bank ("Provident") owned by American Financial Group ("AFG"), formerly known as American Financial Corporation. The acquisition of Provident in October, 1980 was accounted for as a pooling-of-interests.

Bancorp is Cincinnati-based and operates primarily throughout Ohio, northern Kentucky and southeastern Indiana. It owns two banking subsidiaries that provide financial services to it customers.

B. ACCOUNTING POLICIES The following is a summary of significant accounting policies:

BASIS OF PRESENTATION The consolidated financial statements include the accounts of Bancorp and its subsidiaries, all of which are wholly owned. Bancorp's investments in partnerships (included in "Other Assets") are carried at the lower of cost or net realizable value and are adjusted for changes in equity. Certain estimates are required to be made by management in the preparation of the consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to conform to the current year presentation.

STATEMENT OF CASH FLOWS For cash flow purposes, cash equivalents include amounts due from banks and federal funds sold and reverse repurchase agreements. Generally, federal funds sold and reverse repurchase agreements are purchased and sold for one-day periods.

INVESTMENT SECURITIES Bancorp adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. Securities classified as held to maturity are those securities that Bancorp has the intent and ability to hold to maturity, subject to continued credit worthiness of the issuer. Accordingly, these securities are stated at amortized cost.

Securities classified as available for sale are intended to be held for indefinite periods of time and include those securities that Bancorp may employ as part of asset/liability management strategy or that may be sold in response to changes in interest rates, prepayments, regulatory capital requirements or similar factors. Certain interest rate swaps have been entered into that relate to securities classified as available for sale. These securities and interest rate swaps are stated at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of taxes.

Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at market value. The specific identification method is the method used for determining gains and losses from securities transactions.

LOANS Interest on loans is computed on the outstanding principal balance. The portion of loan fees which exceeds the direct costs to originate the loan is deferred and recognized as interest income over the actual lives of the related loans using the interest method. Any premium or discount applicable to specific loans purchased is amortized over the remaining lives of such loans using the interest method. Loans are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more. However, instalment loans are not placed on nonaccrual status because they are charged off when 120 days to 150 days past due. In addition, loans that are well secured and in the process of collection are not placed on nonaccrual status. When a loan is placed on nonaccrual status, any interest income previously recognized that has not been received is reversed. Future interest income is recorded only when a payment is received. Bancorp generally recognizes income on impaired loans on a cash basis.

LOAN LOSS RESERVE The reserve for loan losses is maintained to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans, loan loss experience, general economic conditions and other pertinent factors. The reserve is increased by charges to earnings, as provisions for possible loan losses. Loans deemed uncollectible are charged off and deducted from the reserve and recoveries on loans previously charged off are added to the reserve.

Bancorp adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures", effective January 1, 1995. Bancorp considers a nonperforming loan, except consumer loans, to be an impaired loan where it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Bancorp measures the value of an impaired loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if more practical, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The adoption of this statement had no material impact on Bancorp's consolidated financial condition or results of operations.

LOAN SALES Bancorp classifies loans that are intended to be sold within a short period of time as available for sale. Such loans available for sale are carried at the lower of aggregate cost or market value. In 1995, Bancorp sold its rights to service residential loans for others. Prior to 1995, Bancorp generally retained the right to service residential loans that it sold. Gains and losses on loan sales are included in "Other Income". Such gains and losses are determined by the difference between the sale proceeds and the carrying value of loans sold. These gains and losses are adjusted, where appropriate, by the present value of the difference between estimated future net servicing revenues and normal servicing revenues and by any other item as provided for in the sales agreement. The resulting excess servicing fees are deferred and amortized as an adjustment to service fee income over the estimated life of the related loans using the interest method.

LEASE OPERATIONS Unearned income on direct financing leases is amortized over the terms of the leases resulting in an approximate level rate of return on the net investment in the leases. Income from leveraged lease transactions is recognized using a method which yields a level rate of return in relation to Bancorp's net investment in the lease. The investment includes the sum of the aggregate rentals receivable and the estimated residual value of leased equipment less unearned income and third party debt on leveraged leases. Income from leases is included in "Interest and Fees on Loans".

PREMISES AND EQUIPMENT Premises and equipment are stated at cost less depreciation and amortization that are computed principally on the straight-line method over the estimated useful lives of the assets.

OTHER REAL ESTATE OWNED Real estate owned is recorded at the lower of cost or fair value and is included in "Other Assets". Bancorp's policy is to include in the cost of real estate owned the unpaid balance of applicable loans, costs of foreclosure, unpaid taxes and subsequent major repairs. However, in no case is the carrying value of real estate owned greater than net realizable value. Real estate taxes are capitalized on real estate held for development. Other costs are expensed as incurred.

RESERVE FOR RETIREMENT OF CAPITAL SECURITIES The Capital Notes of Provident included in "Long-Term Debt" are designated as "Capital Securities" under Ohio law. In accordance with the terms of the Notes, Provident has classified a portion of its retained earnings as "Reserve for Retirement of Capital Securities" in amounts designed to replace the Notes with capital at the time those Notes are repaid.

BENEFIT PLANS On January 1, 1994, Bancorp adopted SFAS No. 112, which requires employers to recognize any obligation to provide postemployment benefits (salary continuation, severance benefits, outplacement services, etc.) by accruing the estimated liability through a charge to expense. The effect of this change in accounting principle had no material impact on Bancorp's consolidated financial position or results of operations.

Bancorp has a Retirement Plan for the benefit of its employees. Included under this plan is an Employee Stock Ownership Plan ("ESOP"), an Employee Profit Sharing Plan ("EPSP") and a Personal Investment Election Plan ("PIE Plan"). Bancorp also maintains a Life and Health Plan for Retired Employees ("LH Plan"), an Employee Stock Purchase Plan ("ESPP"), stock option plans and a Deferred Compensation Plan.

The ESOP covers all employees who are qualified as to age and length of service. It is a trusteed plan with the entire cost borne by Bancorp. Bancorp's contributions are discretionary by the directors of Bancorp. The contributions made by Bancorp are charged against earnings in the year for which they are declared. Qualified employees having vested rights in the plan are entitled to benefit payments at age 60.

The PIE Plan, a tax deferred retirement plan, covers all employees who are qualified as to age and length of service. Employees who wish to participate in the PIE Plan may contribute from 1% to 8% of their pre-tax salaries (to a maximum prescribed by the Internal Revenue Service) to the plan as voluntary contributions. Bancorp will make a matching contribution equal to 25% of the pre-tax voluntary contributions made by the employees during the plan year. The contribution made by Bancorp is charged against earnings as the employees' contributions are made. Upon the effective date of participation the employee becomes 100% vested. Vested benefits will normally be distributed to the employee or his beneficiary upon death, retirement or termination.

Bancorp's LH Plan provides medical coverage as well as life insurance benefits to eligible retirees. The LH Plan is contributory until the retiree reaches age 62 after which time Bancorp pays the entire cost, however, Bancorp's responsibility for the payment of premiums is limited to a maximum of two times the monthly premium costs as of the effective date of the LH Plan. Monthly premiums exceeding the maximum amount payable by Bancorp shall be the responsibility of the retiree. Bancorp may amend or terminate the LH Plan at any time, without the consent of the retirees.

The ESPP provides eligible employees with an opportunity to purchase Bancorp's common stock through payroll deduction in an amount up to 10% of their compensation, at a price equal to eighty-five percent of the fair market price on either the first or the last business day of each calendar month, whichever is lower.

In 1994, shareholders approved increasing the total number of options available for grant under the 1988 Employee Stock Option Plan to 1,737,500 options. Bancorp's stock option plan authorizes the issuance of options to purchase common stock to officers and key employees. The options are to be granted, with exercise prices from 95% to 110% of market value, at date of grant. Options become exercisable beginning one year from date of grant generally at the rate of 20% per year. During 1992, the Advisory Directors' Stock Option Plan and Outside Directors' Stock Option Plan were approved. These plans authorized the issuance of 165,000 and 75,000 options, respectively. The terms of these options are comparable to the terms of the 1988 Stock Option Plan.

In 1993, shareholders approved the Deferred Compensation Plan ("DCP"). This plan permits participants to defer compensation in a manner that aligns their interests with those of Bancorp shareholders through the investment of deferred compensation in Bancorp common stock. The participants of this plan are selected by the Compensation Committee of the Board of Directors. The DCP allows participants to postpone the receipt of from 5% to 50% of compensation until retirement. Amounts deferred are invested in a Provident Stock Account or a Self-Directed Account. Bancorp will credit the Provident Stock Account with a percentage, dependent upon Bancorp's return on equity, of Bancorp's pre-tax earnings per share for each share of Bancorp Common Stock in the account during the first four years. Computation of the credit is made by dividing the pre-tax earnings by the average number of fully diluted shares outstanding for the year, adjusted by a return on equity multiplier which results in a credit of from 0% to 200% of the pre-tax earnings per share, where a 15% return on equity is equal to a 100% multiplier. The calculated credit is charged against earnings by Bancorp annually. The participant may withdraw or transfer to a Self-Directed Account his account balance after a specifically stated period of time. Distributions are also made at the time of termination of employment and in the event of hardship. In addition to the amounts deferred by a participant in a Self-Directed Account, Bancorp will also contribute to the Self-Directed Account the amounts by which deferral of compensation under the DCP results in a reduction in the participant's share of contributions under Bancorp's Retirement Plan. Distributions are permitted prior to termination of employment in the event of hardship. When the participant retires or otherwise terminates employment with Bancorp, amounts deferred are distributed.

INCOME TAXES Bancorp files a consolidated federal income tax return that includes all of its subsidiaries. Subsidiaries provide for income taxes on a separate-return basis and remit to Bancorp amounts determined to be currently payable.

OFF-BALANCE SHEET FINANCIAL AGREEMENTS Bancorp employs derivatives such as interest rate swaps, interest rate caps, financial futures and forward contracts to manage the interest sensitivity of certain on-balance sheet assets and liabilities. The net interest income or expense on interest rate swaps is accrued and recognized as an adjustment to the interest income or expense of the associated on-
balance sheet asset or liability. Realized gains and losses on interest rate swap transactions used to manage interest rate risk that are terminated prior to maturity are deferred and amortized as a yield adjustment over the remaining original life of the agreement. Deferred gains and losses are recorded in "Other Assets" and "Other Liabilities", as applicable. At December 31, 1995, these unamortized amounts were immaterial. Futures and forwards are also used to manage exposure to changes in interest rates. Realized gains and losses on futures and forward contracts used for risk management are deferred. These deferred items are either amortized to interest income or expensed over the life of the assets and liabilities they are associated with, or are recognized as a component of income in the period of disposition of the assets and liabilities.

EARNINGS PER COMMON SHARE Net earnings per common share are computed by dividing net earnings, less the dividend requirement on preferred stock, by the weighted average number of common stock equivalents outstanding during the year. Fully diluted net earnings per common share are computed by dividing net earnings by the weighted average number of common stock equivalents, including the additional common stock outstanding as a result of the assumed conversion of the Series B and D Preferred Stock as of the first day of the year for which earnings per share data is shown.

C. INVESTMENT SECURITIES The amortized cost and estimated market values of securities at December 31 were as follows:

                                                             1995
                                                     Gross         Gross       Estimated
                                      Amortized    Unrealized   Unrealized      Market
                                        Cost         Gains        Losses         Value
                                                        (In Thousands)
Available for Sale:
  U.S. Treasuries and U.S.
   Government Agencies and
   Corporations                         $191,445         $166         $(150)     $191,461
  Mortgage-backed Securities             629,902        5,026        (1,214)      633,714
  Other Bonds                             60,746           25          (133)       60,638
  Other Securities                        73,901          916          (726)       74,091
    Total Available for Sale            $955,994       $6,133       $(2,223)     $959,904
                                                              1994
                                                     Gross         Gross       Estimated
                                      Amortized    Unrealized   Unrealized      Market
                                        Cost         Gains        Losses         Value
                                                          (In Thousands)
Held to Maturity:
  U.S. Treasuries and U.S.
   Government Agencies and
   Corporations                             $842           $-            $-          $842
  Other Bonds                                995            -             -           995
  Other Securities                        29,862            -             -        29,862
    Total Held to Maturity                31,699            -             -        31,699
Available for Sale:
  U.S. Treasuries and U.S.
   Government Agencies and
   Corporations                          148,991            -        (3,655)      145,336
  Mortgage-backed Securities             493,525          128       (18,624)      475,029
  Other Bonds                                179            -            (3)          176
  Other Securities                        36,615            -        (2,935)       33,680
    Total Available for Sale             679,310          128       (25,217)      654,221
      Total Securities                  $711,009         $128      $(25,217)     $685,920

Investment securities with a carrying value of approximately $562.9 million and $533.3 million at December 31, 1995, and 1994, respectively, were pledged as collateral to secure public and trust deposits, repurchase agreements, Federal Home Loan Bank ("FHLB") advances, interest rate swap agreements and for other purposes.

In  1995, 1994 and 1993 gross gains of $18,000, $- and $1,028,000  and gross losses of $104,000, $- and $94,000, respectively, were realized on the sale of securities Available for Sale. In 1995, FHLB stock, classified as Held to Maturity, was sold. Bancorp was no longer required to hold the stock due to the sale of Heritage's deposits. The stock was sold at its cost basis of $416,000 resulting in no gain or loss. No other sales of securities classified as Held to Maturity occurred in 1995, 1994 or 1993.

During December, 1995, Bancorp reallocated securities that had been identified as Held to Maturity to the classification Available for Sale. The Financial Accounting Standards Board, in its special report,

A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, which was issued on November 15, 1995, permitted this one time reallocation. On the date of transfer, these securities had an amortized cost of $247.4 million and an unrealized gain of $375,000. The transfer was made to allow for greater flexibility in the future use of these securities. No other transfers were made among the security categories of Held to Maturity, Available for Sale and Trading categories during 1995, 1994 and 1993.

The amortized cost and estimated market value of securities at December 31, 1995, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Available for Sale
                                                                 Amortized     Estimated
                                                                   Cost      Market Value
                                                                       (In Thousands)
Due in one year or less                                            $169,482      $169,447
Due after 1 through 5 years                                          47,659        47,710
Due after 5 through 10 years                                         35,050        34,942
Due after 10 years                                                   73,901        74,091
                                                                    326,092       326,190
Mortgage-backed Securities                                          629,902       633,714
   Total                                                           $955,994      $959,904

D. LEASE FINANCING In 1994, Bancorp initiated a consumer automobile leasing program. Prior to this, the leasing operations consisted principally of the leasing of various types of aircraft, transportation containers and locomotives, and miscellaneous equipment. Except for six aircraft leases and one coal conveyor lease which were classified as leveraged leases, almost all of the leases are classified as direct financing leases, with expiration dates over the next 1 to 8 years. Rentals receivable at December 31, 1995 and 1994 include $12.6 million and $9.1 million, respectively, for leveraged leases which is net of principal and interest on the nonrecourse debt. The residual values on the leveraged leases that were entered into are estimated to be approximately $37.8 million and $23.9 million in total at December 31, 1995 and 1994, respectively. The components of the net investment in lease financing at December 31 were as follows:

                                             1995                    1994
                                    Commercial   Consumer   Commercial   Consumer
                                                     (In Thousands)
Rentals Receivable                    $102,371    $229,153    $101,412    $133,736
Leases in Process                           58       6,773           -       6,119
Estimated Residual Value of
  Leased Assets                         57,849     158,670      38,306      78,796
                                       160,278     394,596     139,718     218,651
Less:  Unearned Income                 (31,592)    (60,370)    (29,975)    (32,898)
  Net Investment in Lease Financing   $128,686    $334,226    $109,743    $185,753

The following is a schedule by year of future minimum lease payments to be received for the next five years as of December 31, 1995:

                                                             Commercial   Consumer
                                                                 (In Thousands)
1996                                                           $27,354     $60,192
1997                                                            23,137      63,125
1998                                                            19,200      53,594
1999                                                            11,534      38,382
2000                                                             6,077      13,795
Thereafter                                                      15,069          65
     Total                                                    $102,371    $229,153

E. RESERVE FOR LOAN LOSSES The changes in the loan loss reserve for the years ended December 31 were as follows:

                                                       1995         1994         1993
                                                              (In Thousands)
Balance at Beginning of Period                       $51,979      $40,542      $35,144
Provision for Possible Loan Losses
  Charged to Earnings                                 14,000       12,000       12,000
Acquired Reserves                                          -            -          737
Recoveries Credited to the Reserve                     8,452        9,009        1,599
                                                      74,431       61,551       49,480
Losses Charged to the Reserve                        (14,196)      (9,572)      (8,938)
  Balance at End of Period                           $60,235      $51,979      $40,542

At December 31, 1995 impaired loans totaled $36.8 million. Of that amount, $33.1 million of impaired loans had related reserves of $12.8 million. An additional $3.7 million of impaired loans were determined to be carried at or below fair value of the underlying collateral and, accordingly, had no reserves. The valuation allowance recorded on impaired loans is included in the reserve for loan losses. During 1995, the average balance of impaired loans was $7.8 million which resulted in an immaterial amount of related interest income.

Loans on nonaccrual status at December 31, 1995, 1994 and 1993 were $37.5 million, $6.3 million and $17.8 million, respectively. Loans renegotiated to provide a reduction or deferral of interest or principal were $4.8 million, $961,000 and $408,000 at December 31, 1995, 1994 and 1993, respectively.

F. PREMISES AND EQUIPMENT Following is a summary of premises and equipment at December 31:

                                                                    1995         1994
                                                                      (In Thousands)
Land                                                                $7,342       $7,518
Buildings                                                           21,068       20,999
Leasehold Improvements                                               6,136        5,831
Furniture and Fixtures                                              58,474       49,832
Revenue Equipment                                                   51,885       24,575
                                                                   144,905      108,755
Less Depreciation and Amortization                                 (53,929)     (44,545)
  Total                                                            $90,976      $64,210

The future gross minimum rentals under noncancelable leases for the rental of premises and equipment for 1996 and subsequent years are as follows:

                                                                  Premises    Equipment
                                                                      (In Thousands)
1996                                                                $4,733         $492
1997                                                                 4,764          258
1998                                                                 4,671          240
1999                                                                 4,373          186
2000                                                                 3,983           37
Thereafter                                                          22,047            -
     Total                                                         $44,571       $1,213

Rent   expense  for  all  bank  premises  and  equipment  leases   was
$5,692,000,  $4,329,000  and  $3,507,000  in  1995,  1994  and   1993,
respectively.

G.  SHORT-TERM DEBT  Short-term debt was as follows at December 31:

                                                         1995        1994        1993
                                                           (Dollars in Thousands)
Year End Balance:
  Federal Funds Purchased and Repurchase
    Agreements                                         $490,419    $379,391    $671,820
  Commercial Paper                                      145,321     140,816     117,016
  U.S. Treasury Demand Notes                              1,500       1,500       1,500
Weighted Average Interest Rate at Year End:
  Federal Funds Purchased and Repurchase
    Agreements                                             5.60%       5.54%       3.15%
  Commercial Paper                                         5.60        5.45        3.37
  U.S. Treasury Demand Notes                               5.15        5.25        2.76
Maximum Amount Outstanding at Any Month End:
  Federal Funds Purchased and Repurchase
    Agreements                                         $717,349    $611,442    $671,820
  Commercial Paper                                      150,503     140,816     117,016
  U.S. Treasury Demand Notes                              1,500       1,500       5,530

At December 31, 1995, Bancorp had $130 million in lines of credit with unaffiliated banks to support commercial paper borrowings. As of January 18, 1996, these lines had not been used.

H.   LONG-TERM  DEBT   Long-term debt consisted of  the  following  at
December 31:

                                        Stated  Effective Maturity      December 31,
Description                            Rate (1) Rate (2)    Date      1995       1994
                                                                       (In Thousands)
Bancorp:
   LIBOR Based Notes                   n/a      n/a       1995            $-     $2,700
   Fixed Rate Notes                    n/a      n/a       1995             -      1,193
   Other Notes Payable (3)             Various  Various   Various      3,046      4,346
                                                                       3,046      8,239
Subsidiaries:
   Medium-Term Bank Notes:
      Fixed Rate Notes                 6.13%    6.44%     2000       299,293          -
      Fixed Rate Notes                 5.00     6.21      1996        49,993     49,979
      Fixed Rate Notes (4)             7.17     6.04      2005        12,500          -
      LIBOR Based Notes                n/a      n/a       1995             -     10,000
   Notes Payable to Federal
    Home Loan Bank:
      LIBOR Based Notes                5.94     5.94      2000       150,000          -
      LIBOR Based Notes                5.97     5.97      2013       117,195    117,195
      Fixed Rate Notes (5)             Various  Various   Various      1,501      1,645
   Subordinated Notes:
      Fixed Rate Notes                 6.38     6.56      2004        99,477     99,413
      Fixed Rate Notes                 7.13     6.81      2003        74,919     74,908
      Fixed Rate Capital Notes         9.00     9.00      1998        12,000     16,000
   Other Notes Payable (6)             Various  Various   Various        159      6,054
                                                                     817,037    375,194
Total                                                               $820,083   $383,433

 (1) Stated rate reflects interest rate on notes as of December 31, 1995.
 (2) Effective rate reflects interest rate paid as of December 31, 1995 after adjustments for notes issued at discount or premium and interest rate swap agreements entered to alter the note rate.
 (3) Interest rates vary from 0% to 9.50% and maturity dates which vary up to 2002.
 (4) Provident has an option to call this debt in year 2000. Interest rate swaps of an equal amount have been matched against this debt and have identical call provisions except that the swaps are callable by the swap counterparty, not Provident.
 (5) Interest rates vary from 8.75% to 9.50% and maturity dates which vary up to 2005.
 (6) Interest rates vary from 13.13% to 16.00% and maturity dates which vary up to 1998.

Provident has a $500 million Medium-Term Bank Notes program. These notes can be issued with either fixed or floating rates, are unsecured and are unsubordinated general obligations of Provident. These notes do not qualify as Tier 2 capital and are not insured by the FDIC. Provident borrowed $312.5 million (less underwriting discount) and $10 million during 1995 and 1994, respectively. At December 31, 1995, $137.5 million was available under this program.

Of the $312.5 million issued under the Medium-Term Bank Notes program, Bancorp issued $12.5 million with a callable debt structure. The notes have a final maturity of 2005, but have a call option exercisable by Bancorp in 2000. These notes are hedged with an interest rate swap with a call option, exercisable by the swap counterparty, which matches that of the notes, which was executed to reduce Bancorp's overall funding cost and to modify the interest rate sensitivity of the notes. Under the terms of this transaction, if the swap counterparty exercises the call option on the interest rate swap in 2000, Bancorp may, at its discretion, exercise its call option to redeem the notes at the same time, or if the market offers a similarly attractive funding cost, Bancorp may execute another interest rate swap to hedge the notes for the remaining five years to maturity. Because the terms of the call options are matching, any options risk to Bancorp has been neutralized.

The notes payable to the FHLB are collateralized under a blanket agreement by investment securities and residential loans receivable with a book value of $360.2 million. They are subordinated to the claims of depositors and other creditors of Provident and are not insured by the FDIC.

The 6.38% Subordinated Notes, which qualify as Tier 2 capital, were issued through an underwritten offering in January, 1994 by Provident. They are subordinated to the claims of depositors and other creditors of Provident and are not insured by the FDIC. The 7.13% Subordinated Notes, which also qualify as Tier 2 capital, were issued in March 1993 by Provident. The 9% Fixed Rate Capital Notes are designated as "Capital Securities" under Ohio law and, in accordance with the terms of the Notes, Provident classifies a portion of its undivided profits as "Reserve for Retirement of Capital Securities".

As of December 31, 1995, scheduled principal payments on long-term debt for the following five years were as follows:

                                         1996      1997      1998      1999       2000
                                                       (In Thousands)
Provident Bancorp, Inc.                   $887      $586      $519      $510       $270
Subsidiaries                            54,196     4,754     4,166       130    449,423

I. INCOME TAXES Following is a reconciliation of income taxes at the statutory rate of 35% as shown in the Consolidated Statements of
Earnings:

                                                          1995        1994        1993
                                                                  (In Thousands)
Earnings Before Income Taxes                            $107,166     $87,537     $79,317

  Income Taxes at Applicable Rate                        $37,508     $30,638     $27,761
  Add (Deduct) Effect Of:
   Reversal of Negative Goodwill                          (1,093)       (121)          -
   Tax-Exempt Interest                                      (764)       (281)       (301)
   Other                                                    (345)       (365)        585
    Total Tax Provision                                  $35,306     $29,871     $28,045

  The total tax provision (credit) consists of the following:

   Current:
    State                                                    $74         $51         $40
    U.S.                                                   6,463      24,392      28,636
                                                           6,537      24,443      28,676
   Deferred                                               28,769       5,428        (631)
    Total                                                $35,306     $29,871     $28,045

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Bancorp's deferred tax liabilities and assets as of December 31 are as follows:

                                                            1995       1994       1993
                                                                  (In Thousands)
Deferred Tax Liabilities:
  Excess Lease and Partnership Income                     $63,204    $31,453    $18,309
  Recapture of Excess Reserve for Bad Debts                 4,035      5,993      8,627
  Unrealized Gain on Investment Securities                  1,692          -          -
  Other - Net                                               6,498      6,359      6,817
    Total Deferred Tax Liabilities                         75,429     43,805     33,753
Deferred Tax Assets:
  Provision for Possible Loan Losses                       20,456     18,525     12,655
  Deferred Compensation                                     2,053      1,172        314
  Loan Fees Deferred for Books Recognized
    Currently for Tax                                         487      1,654      2,969
  Postretirement Obligation                                 1,170      1,153      1,165
  Unrealized Loss On Investment Securities                    323      8,738         77
  Other - Net                                               4,982      5,481      6,258
    Total Deferred Tax Assets                              29,471     36,723     23,438
  Valuation Allowance for Deferred Tax Assets                   -          -          -
    Net Deferred Tax Assets                                29,471     36,723     23,438
      Net Deferred Tax Liabilities                        $45,958     $7,082    $10,315

At December 31, 1995, approximately $11.5 million of excess bad debt reserve associated with prior acquisitions of savings and loans remains to be amortized to taxable income. Approximately $7.9 million will be added to taxable income in 1996.

J.   BENEFIT  PLANS   In  1995,  1994  and  1993  Bancorp  contributed
$3,274,000, $2,825,000, and $3,194,000, respectively, to the ESOP.

Under the three stock option plans, stock options issued to date are generally exercisable at a rate of 20% per year. The following table summarizes option activity for the three years ended December 31, 1995:

                            Option Price                       Options      Available
                             Per Share        Outstanding    Exercisable    for Grant
At January 1, 1993        $16.33 - $22.67       1,003,238        361,398      464,602
 Authorized                            -                -              -            -
 Granted                   23.51 -  33.50         220,325              -     (220,325)
 Became Exercisable        16.33 -  22.67               -        207,026            -
 Exercised                 16.33 -  17.73          (3,250)        (3,250)           -
 Canceled                  17.67 -  17.73          (3,840)          (504)       3,840
At December 31, 1993       16.33 -  33.50       1,216,473        564,670      248,117
 Authorized                            -                -              -      500,000
 Granted                   28.26 -  33.84          91,000              -      (91,000)
 Became Exercisable        16.33 -  33.50               -        169,374            -
 Exercised                 17.67 -  28.03         (31,450)       (31,450)           -
 Canceled                  24.94 -  26.13          (4,000)             -        4,000
At December 31, 1994       16.33 -  33.84       1,272,023        702,594      661,117
 Authorized                            -                -              -            -
 Granted                   29.69 -  40.38         260,000              -     (260,000)
 Became Exercisable        16.33 -  33.84               -        183,982            -
 Exercised                 17.67 -  30.88         (66,023)       (66,023)           -
 Canceled                  17.90 -  30.88         (18,650)          (400)      18,650
At December 31, 1995       16.33 -  40.38       1,447,350        820,153      419,767

Under the DCP Bancorp makes an annual contribution to the plan relating to the earnings credit. In 1995 and 1994, Bancorp expensed approximately $995,000 and $400,000, respectively.

K. PREFERRED STOCK In 1991, Bancorp issued 371,418 shares of series B Non-Voting Convertible Preferred Stock ("B Preferred) to AFG as partial consideration for the acquisition of Hunter Savings Association. Pursuant to the terms of the B Preferred, Bancorp, during the fourth quarter of 1994, elected to change the dividend rate from $8.00 per share to a rate equivalent to that paid on its Common Stock.

In 1995, Bancorp exchanged the B Preferred for an identical number of Series C Preferred Stock ("C Preferred") and later exchanged the C Preferred for the same number of Series D Preferred Stock ("D Preferred"). The terms of the D Preferred are substantially identical to the B Preferred except that the terms of the D Preferred permit AFG, its subsidiaries or affiliates to convert the D Preferred into Bancorp Common Stock regardless of their percentage of ownership of Bancorp's voting equity securities. In December 1995, 301,146 shares of the D Preferred were converted into 1,882,162 shares of Common
Stock. As of December 31, 1995, 70,272 shares of D Preferred remain outstanding. These shares have a stated value and liquidation value of $100 per share and a conversion ratio of 6.25 shares of Bancorp's Common Stock for each share of convertible preferred stock.

L. OFF-BALANCE SHEET FINANCIAL AGREEMENTS Bancorp uses financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. These financial instruments include derivatives such as interest rate swaps and caps along with commitments to extend credit and standby letters of credit. These instruments may involve credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

Interest rate swap agreements involve the exchange of interest payment obligations without the exchange of the underlying principal amounts. Such interest rate swap transactions, which are a part of Bancorp's asset/liability management program, are structured to modify interest rate risk of specified assets and/or liabilities resulting from interest rate fluctuations. Interest rate swap agreements have a credit risk component based on the ability of a counterparty to meet the obligations to Bancorp under the terms of the interest rate swap agreement. Notional principal amounts express the volume of the transactions, but Bancorp's potential exposure to credit risk is limited only to the flow of interest payments. Bancorp manages its
credit   risk  in  these  transactions  through  counterparty   credit
policies. At December 31, 1995, Bancorp had bilateral collateral agreements in place with certain of its counterparties, against which Bancorp has pledged investment securities with a carrying value of $21.4 million as collateral.

Summary information with respect to the interest rate swap portfolio used to manage Bancorp's interest rate sensitivity follows:

                                                    December 31, 1995                      December 31,
                                                                      Weighted Average         1994
                              Notional   Unrealized   Unrealized   Receive   Pay    Life     Notional
                               Amount   Gross Gains  Gross Losses   Rate    Rate   (Years)    Amount
                                                         (Dollars in Millions)
Pay Variable Receive Fixed      $1,769        $36.4         $(1.8)   6.19%   5.84%   4.41        $1,524
Pay Fixed Receive Variable          33           .3           (.6)   7.28    7.39    5.56            32
                                $1,802        $36.7         $(2.4)                               $1,556

The expected notional maturities of Bancorp's interest rate swap portfolio at December 31, 1995 are as follows:

                                                            After 1    After 3
                                                 1 Year   Through 3  Through 5   After 5
                                                 or Less     Years      Years      Years
                                                               (In Millions)
Pay Variable Receive Fixed                        $294       $457       $609       $409
Pay Fixed Receive Variable                           -         12         10         11

Since many of the commitments to extend credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by Bancorp upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral is obtained based on management's credit assessment of the customer.

Bancorp's commitments to extend credit which are not reflected in the balance sheet at December 31 are as follows:

                                                                        1995      1994
                                                                         (In Millions)
Commitments to Extend Credit                                           $1,641    $1,262
Standby Letters of Credit                                                  94       107

M. TRANSACTIONS WITH AFFILIATES AFG and Bancorp are controlled by Carl H. Lindner and various members of his family. Mr. Lindner and his family and trusts for the benefit of his family own approximately 46% of the Common Stock of Bancorp. In addition, subsidiaries of AFG own approximately 14% of the Common Stock of Bancorp and 100% of Bancorp's Series D Convertible Preferred Stock. Bancorp leases its home office space and other office space from a trust, for the benefit of a subsidiary of AFG. During 1995, the lease agreements were rewritten and extended to the year 2010, with Bancorp receiving $1.2 million which represented the net present value of the difference between payments of the old and current lease agreements. Bancorp is amortizing the amount received against rent expense until September 1997, which was the expiration of the old lease agreements. Bancorp also leased one of its branch locations and seventy ATM locations from principal shareholders and their affiliates. Rentals paid to AFG and affiliates for the years ended December 31, 1995, 1994 and 1993 amounted to $1,397,000, $1,233,000 and $1,133,000, respectively.
Rentals of $306,000 were paid to principal shareholders and their affiliates during 1995 for branch and ATM locations.

In the fourth quarter of 1992, Bancorp began to offer shares of The Riverfront Funds, Inc. ("Riverfront"), a proprietary family of mutual funds, to customers. Riverfront is a registered investment company with five portfolios, each having a different investment objective. Provident manages the portfolios and performs other related services, such as shareholder services and acting as transfer agent and custodian. Riverfront is offered to customers of Provident, including personal trust, employee benefit, agency and custodial clients, as well as individual investors. At December 31, 1995, Riverfront had total assets of $316.5 million. Approximately $34.9 million of the amount was held by Bancorp and $136.9 million was held by Provident's trust department. During 1995, 1994 and 1993, Bancorp recorded approximately $1,020,000, $500,000 and $180,000 of income, respectively, from management fees of Riverfront. Bancorp also absorbed approximately $73,000, $103,000 and $304,000 of expense associated with managing the portfolios during 1995, 1994 and 1993, respectively.

Bancorp has had certain transactions with various executive officers, directors and principal holders of equity securities of Bancorp and its subsidiaries and entities in which these individuals are principal owners. Various loans and auto leases have been made as well as the sale of commercial paper and repurchase agreements to these persons. Such loans to these persons aggregated approximately $28.8 million and $27.2 million at December 31, 1995, and 1994, respectively. None of these loans were held by the parent company. During 1995, new loans aggregating $18.0 million were made to such parties and loans aggregating $16.4 million were repaid. All of the loans were made at market interest rates and, in the opinion of management, all amounts are fully collectible. At December 31, 1995, and 1994, Bancorp's commercial paper amounting to $6.0 million and $3.7 million, respectively, was held by these persons. Additionally, repurchase agreements in the amount of $6.5 million and $6.6 million had been sold to these persons at December 31, 1995, and 1994, respectively. All of these transactions were at market interest rates.

N. FAIR VALUE OF FINANCIAL INSTRUMENTS Carrying values and estimated fair values for certain financial instruments as of December 31 are shown in the following table. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Because no secondary market exists for many of Bancorp's assets and liabilities, the derived fair values are calculated estimates, and the fair values provided herein do not necessarily represent the actual values which may be realized in the disposition of these instruments. The aggregate fair value amounts presented do not represent the underlying value of Bancorp. What is presented below is a point-in-time valuation which is affected, in part, by unrealized gains and losses resulting from management's implementation of its program to manage overall interest rate risk. It is not management's intention to immediately dispose of a significant portion of its financial instruments. As a result, the following fair value information should not be interpreted as a forecast of future earnings and cash flows.

                                                         1995                      1994
                                                Carrying       Fair       Carrying       Fair
                                                 Value        Value        Value        Value
                                                                 (In Thousands)
Financial Assets:
  Cash and Cash Equivalents                      $213,594     $213,594     $424,575     $424,575
  Trading Account Assets (Included in
    Other Assets)                                       -            -          125          125
  Investment Securities                           959,904      959,904      685,920      685,920
  Loans (Excluding Lease Financing)             4,433,164    4,450,213    3,909,042    3,840,641
  Less: Reserve for Loan Losses                   (54,519)           -      (48,302)           -
    Net Loans                                   4,378,645    4,450,213    3,860,740    3,840,641

Financial Liabilities:
  Deposits                                      4,178,551    4,180,884    4,068,649    4,034,098
  Short-Term Debt                                 637,240      637,240      521,707      521,707
  Long-Term Debt (Excluding Lease
    Financing Debt)                               819,924      822,617      377,379      352,685

Off-Balance Sheet Financial Instruments:
  Commitments to Extend Credit                          -            -            -            -
  Standby Letters of Credit                            42           42           24           24
  Interest Rate Swaps:
    Asset Based:
      Loans                                             -         (350)           -          139
    Liability Based:
      Deposits                                          -       25,490            -      (22,952)
      Long-Term Debt                                    -        6,283            -      (27,929)

The following methods and assumptions were used by Bancorp in estimating its fair value disclosures for financial instruments:

   Cash  and cash equivalents:  The carrying amounts reported  in
   the   balance   sheet  for  cash  and  short-term  instruments
   approximate those assets' fair values.

   Investment  securities (including mortgage-backed securities):
   Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

   Trading account assets: Fair values for Bancorp's trading account assets, which also are the amounts recognized in the balance sheet, are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

   Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain residential mortgage loans and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans (e.g., commercial real estate, commercial and financial loans, construction loans, and other business loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans, with similar terms to borrowers of similar credit quality.

   Off-balance sheet financial instruments: The amounts shown under carrying value represent fees receivable arising from the related unrecognized financial instruments. Fair values for Bancorp's lending commitments and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Fair value for interest rate swaps is based upon current market quotes.

   Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

   Short-term  debt:   The  carrying  amounts  of  federal  funds
   purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

   Long-term debt: The fair values of Bancorp's long-term borrowings that are traded in the markets are calculated using their market prices. The fair values of Bancorp's other long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on Bancorp's current incremental borrowing rates for similar types of borrowing arrangements.

O.  ADDITIONAL INFORMATION

RESTRICTIONS ON CASH AND NONINTEREST BEARING DEPOSITS Federal Reserve Board regulations require that Provident and Provident Kentucky maintain certain minimum reserve balances. The average amount of those reserve balances for the year ended December 31, 1995, was approximately $49.6 million.

INVESTMENT IN PARTNERSHIPS Bancorp's share of partnerships was carried at approximately $12.6 million and $11.0 million at December 31, 1995, and 1994, respectively, which includes equity in net earnings (losses) of $601,000, $(344,000) and $106,000 in the years 1995, 1994 and 1993, respectively.

OTHER REAL ESTATE OWNED At December 31, 1995, and 1994, the carrying value of other real estate and equipment owned was $5.6 million and $3.3 million, respectively.

PARENT COMPANY FINANCIAL INFORMATION Parent Company only condensed financial information for Provident Bancorp, Inc. is as follows:

                     BALANCE SHEETS (PARENT ONLY)
                            (In Thousands)


                                                                           December 31,
                                                                         1995        1994
                                ASSETS
Cash and Cash Equivalents                                               $149,031    $124,570
Investment Securities:
  Held to Maturity                                                             -         843
  Available for Sale                                                      12,208      10,248
Loans (net of reserve for loan losses of $1,295 and $1,293)               19,642      30,630
Investment in Subsidiaries:
  Banking                                                                392,757     325,129
  Non-Banking                                                              2,135         212
Premises and Equipment                                                     1,677       1,795
Accounts Receivable from Banking Subsidiaries                                  -       5,121
Other Assets                                                              19,598      10,965
                                                                        $597,048    $509,513

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts Payable to Banking Subsidiaries                               $14,027          $-
  Accounts Payable and Accrued Expenses                                    2,117       1,107
  Commercial Paper                                                       145,321     140,816
  Long-Term Debt                                                           3,046       8,239
      Total Liabilities                                                  164,511     150,162
Shareholders' Equity                                                     432,537     359,351
                                                                        $597,048    $509,513
                             STATEMENTS OF EARNINGS (PARENT ONLY)
                                         (In Thousands)

                                                                 Year Ended December 31,
                                                              1995        1994        1993
Income:
  Dividends from Banking Subsidiaries                        $23,000     $26,000     $45,250
  Interest Income from Banking Subsidiaries                    6,358       2,917         952
  Other Interest Income                                        2,373       2,824       3,205
  Other                                                          811        (203)        231
                                                              32,542      31,538      49,638
Expenses:
  Interest Expense                                             8,686       5,990       4,144
  Salaries and Employee Benefits                                 410         463       1,001
  General and Administrative                                   3,212       2,403       2,122
                                                              12,308       8,856       7,267
Earnings Before Taxes and Equity in Undistributed
  Net Earnings of Subsidiaries                                20,234      22,682      42,371
Applicable Income Tax Credits                                  1,774       1,191       1,331
Earnings Before Equity in Undistributed Net Earnings
  of Subsidiaries                                             22,008      23,873      43,702
Equity in Undistributed Net Earnings of Subsidiaries          49,852      33,793       7,570
Net Earnings                                                 $71,860     $57,666     $51,272

                            STATEMENTS OF CASH FLOWS (PARENT ONLY)
                                         (In Thousands)

                                                                   Year Ended December 31,
                                                                1995        1994       1993
Operating Activities:
  Net Earnings                                                 $71,860    $57,666    $51,272
  Adjustment to Reconcile Net Earnings to
   Net Cash Provided by Operating Activities:
    Provision for Depreciation and Amortization                    406        360        354
    Net Earnings from Subsidiaries                             (72,852)   (59,793)   (52,820)
    Cash Dividends Received From Subsidiaries                   23,000     26,000     45,250
    Increase in Interest Receivable                                (27)       (19)       (32)
    (Increase)  Decrease in Accounts Receivable/
     Other Assets                                                1,837      2,653     (5,053)
    Increase (Decrease) in Interest Payable                         80        357        (23)
    Deferred Income Taxes                                       (1,092)       752         18
    Decrease in Taxes Payable                                   (4,362)    (1,365)      (281)
    Increase (Decrease) in Accounts Payable/
     Other Liabilities                                          14,709     (8,706)     4,588
    Other                                                          415     (1,015)    (2,387)
      Net Cash Provided by Operating Activities                 33,974     16,890     40,886

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                              -         25          -
    Proceeds from Maturities and Prepayments                         -          -          3
    Purchases                                                      (31)   (10,000)      (314)
  Investment Securities Held to Maturity:
    Proceeds from Sales                                              -          -          -
    Proceeds from Maturities and Prepayments                     1,700      1,600      1,500
    Purchases                                                   (1,652)    (1,663)    (1,477)
  (Increase) Decrease in Loans                                  10,989     32,861     (8,353)
  Purchase of Subsidiary (Net of Cash Acquired)                   (185)         -      3,085
  Proceeds from Sale of Premises and Equipment                      70         90          -
  Purchases of Premises and Equipment                              (57)      (118)       (58)
    Net Cash Provided by (Used in)
     Investing Activities                                       10,834     22,795     (5,614)

Financing Activities:
  Net Increase in Short-Term Borrowings                          4,505     23,800     23,230
  Principal Payments on Long-Term Debt                          (5,598)    (5,345)    (5,539)
  Proceeds from Issuance of Long-Term Debt                         404      2,221        957
  Proceeds from Sale of Common Stock                             5,260        826      2,723
  Purchase of Treasury Stock                                    (6,109)      (211)         -
  Cash Dividends Paid                                          (18,809)   (17,658)   (15,689)
  Contribution to Subsidiaries                                       -          -     (6,824)
    Net Cash Provided by (Used in) Financing
     Activities                                                (20,347)     3,633     (1,142)
    Increase in Cash and Cash Equivalents                       24,461     43,318     34,130
Cash and Cash Equivalents at Beginning of Year                 124,570     81,252     47,122
    Cash and Cash Equivalents at End of Year                  $149,031   $124,570    $81,252

RESTRICTIONS ON TRANSFER OF FUNDS FROM SUBSIDIARIES TO PARENT The transfer of funds by the banking subsidiaries to the parent as dividends, loans or advances is subject to various laws and regulations that limit the amount of such transfers that can be made without regulatory approval. The maximum amount available for dividend distribution that may be paid in 1996 by Provident to its parent without approval is approximately $71.9 million, plus 1996 net earnings. Dividends of approximately $3.1 million plus 1996 net earnings may be paid in 1996 by Provident Kentucky to its parent. Pursuant to Federal Reserve and State regulations, the maximum amount available to be loaned to affiliates (as defined), including their Parent, by the banking subsidiaries, was approximately $43.8 million to any single affiliate, and $89.3 million to all affiliates combined of which $28.1 million was loaned at December 31, 1995.


                          SUPPLEMENTARY DATA

Quarterly Consolidated Results of Operations - (Unaudited)

The following are quarterly consolidated results of operations for the two years ended December 31, 1995.

                                                         Three Months Ended
                                         March 31   June 30    September 30   December 31
                                           (Dollars in Thousands, Except Per Share Data)
1995

Interest Income                          $105,964   $114,144       $118,058      $124,230
Net Interest Income                        46,116     49,064         51,626        55,843
Provision for Possible Loan Losses          2,000      3,000          4,000         5,000
Security Gains (Losses)                         -          -            (92)            6
Earnings Before Income Taxes               22,569     25,047         30,000        29,550
Net Earnings                               15,000     16,475         21,010        19,375
Net Earnings Per Common Share                 .90        .99           1.26          1.14
Net Earnings Per Fully Diluted
  Common Share                                .82        .90           1.13          1.04

1994

Interest Income                           $75,626    $81,882        $88,937       $99,384
Net Interest Income                        43,142     45,342         46,553        46,921
Provision for Possible Loan Losses          3,000      3,000          3,000         3,000
Security Gains                                  -          -              -             -
Earnings Before Income Taxes               20,816     21,682         22,543        22,496
Net Earnings                               13,703     14,326         14,725        14,912
Net Earnings Per Common Share                 .81        .85            .87           .88
Net Earnings Per Fully Diluted
  Common Share                                .75        .78            .80           .81

Quarterly earnings per share numbers do not add to the year-to-date amount due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                               PART III

The following items are incorporated by reference to Bancorp's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of Bancorp's fiscal year ending December 31, 1995:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a)      1. See Index to Financial Statements on page 31 for a list  of all financial statements filed as a part of this report.

         2. Schedules   to   the   consolidated  financial   statements
            required by Article 9 of Regulation S-X have been omitted as they are not required, not applicable or the information required thereby is set forth in the related financial statements.

         3.  Exhibits:

         Number Exhibit Description         Filing Status

         3.1    Articles of Incorporation   Incorporation by  reference
                                            to Form 10-Q, Quarterly
                                            Report of Provident Bancorp,
                                            Inc. for the quarter ended
                                            September 30, 1995.

         3.2   Amendment to Articles of     Filed herewith.
               Incorporation relating to
               the Series D, Non-Voting
               Convertible Preferred Stock

         3.3   Amended Code of Regulations  Incorporated by reference to
                                            Annex I to Provident Bancorp,
                                            Inc.'s Proxy Statement for
                                            the 1994 Annual Meeting of
                                            Shareholders.

         Number Exhibit Description         Filing Status

         4.1   Instruments defining the     Bancorp has no outstanding
               rights of security holders   issue of indebtedness
                                            exceeding 10% of the assets
                                            of Bancorp and Consolidated
                                            Subsidiaries. A copy of the
                                            instruments defining the
                                            rights of security holders
                                            will be furnished to the
                                            Commission upon request.

         4.2   Plan of Reorganization       Filed herewith.
               relating to Series D,
               Non-Voting Convertible
               Preferred Stock

        10.1   Restated Agreement and Plan  Incorporated by reference to
               of Reorganization, as        Form S-2 (File No. 33-44641).
               amended through May 8, 1992,
               between Provident Bancorp,
               Inc. and Merit Savings
               Association

        10.2   Restated Agreement and Plan  Incorporated by reference to
               of Reorganization, as        Form S-2 (File No. 33-44641).
               amended through May 11,
               1992, between Provident
               Bancorp, Inc. and Peoples
               Federal Savings Association
               of Bellevue

        10.3   Third Restated Agreement     Incorporated by reference to
               and Plan of Reorganization, Form S-2 (File No. 33-44641). as amended through April
               30, 1992, between Provident
               Bancorp, Inc. and Suburban
               Federal Savings and Loan
               Association of Covington

        10.4   Agreement and Plan of        Incorporated by reference to
               Reorganization between       Form S-3 (File No. 33-69666).
               Provident Bancorp, Inc.
               and Heritage Savings Bank

        10.5   Second Restated Agreement    Incorporated by reference to
               and Plan of Reorganization, Form S-2 (File No. 33-44641). as amended through May 6,
               1992, between Provident
               Bancorp, Inc. and Thrift
               Savings and Loan Company

        Number Exhibit Description          Filing Status

               Management Compensatory
               Agreements

        10.6   Provident Bancorp, Inc.      Incorporated by reference to
               1990 Employee Stock          Post-Effective Amendment No.
               Purchase Plan                1 to Form S-8 (File No.
                                            33-34904).

        10.7   Provident Bancorp, Inc.      Incorporated by reference to
               Retirement Plan (As amended) Form S-8 (File No. 33-90792).

        10.8   Provident Bancorp, Inc.      Incorporated by reference to
               1988 Stock Option Plan (As   Form S-8 (File No. 33-34906),
               amended)                     Form S-8 (File No. 33-43102)
                                            and Form S-8 (File No.
                                            33-84094).

        10.9   Provident Bancorp, Inc.      Incorporated by reference to
               1992 Advisory Directors'     Form 8-K filed October 22,
               Stock Option Plan (As        1992, and Form S-8 (File No.
               amended)                     33-62707).

        10.10  Provident Bancorp, Inc.      Incorporated by reference to
               1992 Outside Directors'      Form S-8 (File No. 33-51230).
               Stock Option Plan

        10.11  Provident Bancorp, Inc.      Incorporated by reference to
               Restricted Stock Plan        Form S-2 (File No. 33-44641).

        10.12 Provident Bancorp, Inc. Incorporated by reference to Deferred Compensation Plan Form S-8 (File No. 33-61576)
                                            and Form 8-K filed March 28,
                                            1995.

        21     Subsidiaries of Provident    Filed herewith.
               Bancorp, Inc.

        23     Consent of Independent       Filed herewith.
               Auditors

        27     Financial Data Schedule      Filed herewith.


   (b)  Reports on Form 8-K:

        No reports on Form 8-K were filed by Bancorp during the fourth quarter of 1995.

                              SIGNATURES



      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Provident Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Provident Bancorp, Inc.


                                               /s/Allen L. Davis

                                                  Allen L. Davis
                                                     President
                                                  March 25, 1996


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Provident Bancorp, Inc. and in the capacities and on the dates indicated.

       Signature                Capacity                   Date

/s/Allen L. Davis     Director and President           March 25, 1996
   Allen L. Davis     (Principal Executive Officer)


/s/Philip R. Myers    Director                         March 25, 1996
   Philip R. Myers


/s/Sidney A. Peerless Director                         March 25, 1996
   Sidney A. Peerless


/s/Joseph A. Pedoto   Director                         March 25, 1996
   Joseph A. Pedoto


/s/John R. Farrenkopf Vice President and               March 25, 1996
   John R. Farrenkopf Chief Financial and Accounting
                      Officer (Principal Financial
                      Officer and Principal
                      Accounting Officer)