Form 10-Q
period 1996-03-31
PROVIDENT BANCORP INC
filed 1996-05-14
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                       Commission File
March 31, 1996                                            No. 1-8019


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

                      Yes    X         No ______


Indicate  the  number of shares outstanding of each  of  the  issuer's
classes  of  common stock, as of the latest practicable date:   Common
stock, without par value, at April 30, 1996 is 17,559,392.


                 Please address all correspondence to:

                          John R. Farrenkopf
              Vice President and Chief Financial Officer
                        Provident Bancorp, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)
                                                                 March 31,   December 31,
                                                                   1996          1995
                            ASSETS                              (Unaudited)
Cash and Noninterest Bearing Deposits                             $170,613      $213,594
Federal Funds Sold and Reverse Repurchase Agreements                75,000             -
Investment Securities Available for Sale
  (amortized cost - $898,493 and $955,994)                         902,860       959,904
Loans and Leases (Net of Unearned Income):
  Commercial Lending:
    Commercial and Financial                                     2,245,696     2,250,542
    Mortgage                                                       446,459       448,906
    Construction                                                   254,019       266,354
    Lease Financing                                                125,812       128,686
  Consumer Lending:
    Instalment                                                     997,213     1,000,940
    Residential                                                    502,223       466,422
    Lease Financing                                                384,193       334,226
      Total Loans and Leases                                     4,955,615     4,896,076
  Reserve for Loan and Lease Losses                                (60,966)      (60,235)
      Net Loans and Leases                                       4,894,649     4,835,841
Premises and Equipment                                              93,635        90,976
Other Assets                                                       107,028       105,036
                                                                $6,243,785    $6,205,351

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                           $467,199      $523,631
    Interest Bearing                                             3,734,404     3,654,920
      Total Deposits                                             4,201,603     4,178,551
  Short-Term Debt                                                  626,182       637,240
  Long-Term Debt                                                   820,003       820,083
  Accrued Interest and Other Liabilities                           147,032       136,940
      Total Liabilities                                          5,794,820     5,772,814
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized,
    Series D, 70,272 Issued                                          7,000         7,000
  Common Stock, No Par Value, $.67 Stated Value, 60,000,000
    Shares Authorized, 17,557,692 and 17,544,411 Issued             11,712        11,703
  Capital Surplus                                                  137,729       137,313
  Retained Earnings                                                279,263       265,017
  Reserve for Retirement of Capital Securities                       9,500         9,000
  Treasury Stock, - Shares and 1,126 Shares                              -           (38)
  Unrealized Gains on Marketable Securities
    (net of deferred income tax)                                     3,761         2,542
      Total Shareholders' Equity                                   448,965       432,537
                                                                $6,243,785    $6,205,351

             PROVIDENT BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)
             (In Thousands, Except Per Share Amounts)
                                                                    Three Months Ended
                                                                         March 31,
                                                                     1996        1995
Interest Income:
  Interest and Fees on Loans and Leases                            $110,801     $95,893
  Interest on Investment Securities:
    Taxable                                                          14,616       9,305
    Exempt From Federal Income Taxes                                    103          95
                                                                     14,719       9,400
  Interest on Federal Funds Sold and
    Reverse Repurchase Agreements                                       278         671
      Total Interest Income                                         125,798     105,964
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                                       5,262       7,055
    Time Deposits                                                    41,660      40,391
      Total Interest on Deposits                                     46,922      47,446
  Interest on Short-Term Debt                                         8,981       5,792
  Interest on Long-Term Debt                                         12,431       6,610
    Total Interest Expense                                           68,334      59,848
      Net Interest Income                                            57,464      46,116
Provision for Loan and Lease Losses                                  10,000       2,000
  Net Interest Income After Provision
    for Loan and Lease Losses                                        47,464      44,116
Noninterest Income:
  Service Charges on Deposit Accounts                                 4,865       3,771
  Other Service Charges and Fees                                      9,227       3,785
  Gain on Sales of Loans and Leases                                     974       1,802
  Security Gains                                                          -           -
  Other                                                               3,742       1,437
    Total Noninterest Income                                         18,808      10,795
Noninterest Expense:
  Compensation:
    Salaries                                                         15,642      13,288
    Benefits                                                          2,808       2,450
    Profit Sharing                                                      976         806
  Occupancy                                                           2,373       2,147
  Equipment Expense                                                   2,359       2,303
  Deposit Insurance                                                     887       2,177
  Professional Fees                                                   1,826       1,371
  Other                                                               9,401       7,800
    Total Noninterest Expense                                        36,272      32,342

Earnings Before Income Taxes                                         30,000      22,569
Applicable Income Taxes                                              10,325       7,569
  Net Earnings                                                      $19,675     $15,000

Net Earnings Per Common Share:
  Primary                                                             $1.07        $.90
  Fully Diluted                                                        1.05         .82
Average Primary Shares                                               18,302      16,025
Average Fully Diluted Shares                                         18,770      18,346

             PROVIDENT BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                      (Dollars in Thousands)
                                                                  Three Months Ended March 31,
                                                                     1996             1995
Operating Activities:
  Net Earnings                                                      $19,675          $15,000
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                            10,000            2,000
      Provision for Depreciation and Amortization                     3,818            2,721
      Amortization of Investment Security Discounts                  (1,685)             (63)
      Amortization of Unearned Income                                (8,113)          (4,850)
      Net Increase in Trading Securities                                (53)             (55)
      Proceeds from Sale of Loans Held for Sale                      41,408           14,107
      Origination of Loans Held for Sale                            (40,847)         (13,387)
      Realized Gains on Loans Held for Sale                            (561)            (110)
      Realized Gains on Sale of Loans and Leases                       (413)          (1,692)
      (Increase) Decrease in Interest Receivable                     (2,756)           1,809
      (Increase) Decrease in Accounts Receivable and Other Assets     4,606           (6,260)
      Increase in Interest Payable                                   10,402            6,802
      Increase in Accounts Payable and Other Liabilities                452            1,843
      Other                                                             156              207
        Net Cash Provided By Operating Activities                    36,089           18,072

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Maturities and Prepayments                        155,387           41,036
    Purchases                                                       (96,190)         (46,925)
  Investment Securities Held to Maturity:
    Proceeds from Maturities and Prepayments                              -              850
    Purchases                                                             -           (1,533)
  Net Increase in Loans and Leases                                  (69,776)         (79,767)
  Proceeds from Sale of Other Real Estate                             4,118            1,538
  Purchases of Premises and Equipment                                (5,061)          (8,062)
  Proceeds from Sales of Premises and Equipment                          90              182
    Net Cash Used In Investing Activities                           (11,432)         (92,681)

Financing Activities:
  Net Decrease in Demand and Savings Deposits                       (83,895)        (104,830)
  Net Increase in Certificates of Deposit                           106,947          109,258
  Net Decrease in Short-Term Debt                                   (11,058)        (125,855)
  Principal Payments on Long-Term Debt                                 (374)         (17,049)
  Proceeds From Issuance of Long-Term Debt                              248                -
  Cash Dividends Paid                                                (4,948)          (4,487)
  Proceeds from Sale of Common and Treasury Stock                       442            1,476
  Repurchase of Common Stock                                              -           (5,860)
    Net Cash Provided By (Used In) Financing Activities               7,362         (147,347)
      Increase (Decrease) in Cash and Cash Equivalents               32,019         (221,956)
  Cash and Cash Equivalents at Beginning of Period                  213,594          424,575
    Cash and Cash Equivalents at End of Period                     $245,613         $202,619

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                        $57,932          $53,046
    Income Taxes                                                          -                -
  Non-Cash Activity:
    Additions to Other Real Estate in Settlement
      of Loans and Leases                                             7,776              377
    Reclassification of Finance Leases to Operating Leases (net)      1,293            4,202

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

The financial statements presented herein should be read in conjunction with the financial statements and notes thereto included in Provident Bancorp, Inc.'s 1995 annual report on Form 10-K filed with the Securities and Exchange Commission.

On April 22, 1996, Provident Bancorp, Inc. announced a 3 for 2 stock split to shareholders of record as of the close of business on May 7, 1996, payable on May 24, 1996. Financial information presented in this report is on a pre-split basis. Additionally, the quarterly dividend rate is being increased from $.275 per share to $.315 per share beginning with the second quarter dividend.

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

Bancorp adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. This statement requires that long-lived assets be segregated into two categories, those to be held and used and those to be disposed of. Long-lived assets to be held and used are reviewed for impairment whenever circumstances indicate that the carrying value may not be recoverable.  An  impairment loss is recorded  when  the  sum  of  the expected  future cash flows is less than the carrying  amount  of  the assets. In this situation, an impairment loss is recorded in the amount of the difference between the carrying amount and the fair value of the asset. Assets to be disposed of that are subject to the reporting requirements of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are to be measured at the lower of carrying amount or net realizable value. Long-lived assets to be disposed of that are not subject to APB Opinion No. 30 requirements are to be accounted for at the lower of carrying amount or fair value less cost to sell.

SFAS No. 122, "Accounting for Mortgage Servicing Rights" was also adopted by Bancorp on January 1, 1996. Under this statement, when mortgage loans are originated or purchased by an institution and subsequently sold or securitized with servicing retained, the cost of the loan shall be allocated between the loan (without servicing) and the fair value of the servicing. Prior to this statement, no costs of the loan were allocated to the servicing. Additionally, the statement specifies how mortgage servicing rights and excess servicing rights should be evaluated for impairment.

The adoption of SFAS No. 121 and SFAS No. 122 had no material impact on Bancorp's consolidated financial position or results of operations.

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October, 1995. The statement defines a fair value-based method of accounting for stock-based employee compensation plans. It encourages all companies to adopt this method of accounting and measure compensation cost for stock-based awards, based on their estimated fair value on the date of grant, and recognize such cost over the service period. However, it also allows a company to continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Companies electing to continue following present accounting rules under APB Opinion No.
25 will be required to provide pro-forma disclosures of what net earnings and earnings per share would have been had the new fair value method been used. Bancorp elected to continue its accounting in accordance with APB Opinion No. 25, whereby, no compensation expense is recognized for the granting of stock options. The disclosure requirements of SFAS No. 123 will be presented in Bancorp's 1996 annual report on Form 10-K.

Stock Options

Pursuant to Bancorp's 1988 Stock Option Plan and 1992 Outside Director's Stock Option Plan, options to purchase 197,500 shares of Bancorp common stock were granted during the first three months of 1996. The options have exercise prices ranging from $49.50 to $52.00.

Off-Balance Sheet Financial Agreements

In the normal course of business, Bancorp uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At March 31, 1996, these off-balance sheet instruments consisted of standby letters of credit of $96.7 million, commitments to extend credit of $1.5 billion  and  interest  rate  swaps with a  notional  amount  of  $2.0 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary

Bancorp's net earnings for the first quarter of 1996 were $19.7 million compared to $15.0 million for the first quarter of 1995. Net interest income increased by $11.3 million, or 25%, over the comparable period in 1995. Interest income increased by $19.8 million, or 19%, which more than offset the $8.5 million, or 14%, increase in interest expense. The provision for loan and lease losses increased $8.0 million, or 400%, to cover an increase in the balances of total loans and leases and expected net charge-offs in 1996. Noninterest income increased $8.0 million, or 74%, due primarily to the increase in other service charges and fees. Noninterest expense increased $3.9 million, or 12%, due primarily to increases in compensation expense.

The following ratios compare returns on average assets and average equity for the first three months of 1996 and for the year 1995.

                                                     Three Months Ended  Year Ended
                                                  March 31, 1996     December 31, 1995
  Net Earnings to Average Assets(1)                       1.29%              1.29%
  Net Earnings to Average Shareholders' Equity(1)        18.08%             18.37%

  (1)Net earnings for the three months ended March 31, 1996 have been annualized.

The ratio of noninterest expense to tax equivalent revenue ("efficiency ratio") was 47.48% for the first three months of 1996 compared to 56.71% for the first three months of 1995. Tax equivalent revenue includes tax equivalent net interest income and noninterest income but excludes non-recurring gains and security gains or losses. The improvement in the efficiency ratio was due primarily to increased noninterest income which grew at a proportionately greater rate than noninterest expense.

Nonperforming assets as of March 31, 1996 decreased $5.7 million compared to December 31, 1995, but increased $22.7 million compared to March 31, 1995. The ratio of nonperforming loans to total loans and leases was .66% at March 31, 1996, compared to .86% at December 31, 1995 and .40% at March 31, 1995. The ratio of nonperforming assets to total loans, leases and other real estate owned was .85% at March 31, 1996, compared to .98% at December 31, 1995 and .45% at March 31, 1995.

Net Interest Income

See Table 1 for net interest income on a tax equivalent basis and Table 2 for consolidated average balances, average rates and net interest margin.

Net interest income on a tax equivalent basis increased approximately $11.3 million for the first three months of 1996 over the comparable period in 1995. This increase resulted from a $6.5 million increase due to changes in volume and a $4.8 million increase which was caused by changes in rates. Volume changes are caused by changes in the average balances of interest earning assets and interest bearing liabilities. The net interest margin was 4.00% for the first three months of 1996 as compared to 3.80% for the comparable period in 1995. The improvement in the net interest margin during this period reflects the decrease in the average rate paid on interest bearing liabilities of 19 basis points, and the increase in the average rate received on interest earning assets of 1 basis point. Decreases in the rate paid on savings deposits and long-term debt, offset somewhat by the increase in the balance of long-term debt, were the primary reasons for the decrease in Bancorp's overall rate on interest bearing liabilities. An increase in the balance of commercial and financial loans combined with an increase in the average rate earned on consumer instalment loans were the primary reasons for the increase in the average rate earned on interest earning assets. The average federal fund and prime interest rates have been decreasing over the last ten months. As interest rates have decreased, Bancorp's interest bearing liabilities have reacted more quickly than its interest earning assets, causing the net interest margin to increase. The decrease in interest rates was the primary reason that interest rate swaps increased the net interest margin by 17 basis points during the first three months of 1996. During the first three months of 1995, interest rate swaps decreased the net interest margin by 25 basis points.

In preparing the net interest margin tables, nonaccrual loan balances are included in the average balances for loans and leases. Loan and lease fees are included in loan and lease revenue as follows: first quarter 1996 - $5.0 million and first quarter 1995 - $4.6 million.

Provision for Loan and Lease Losses

For the first quarter of 1996 and 1995, the provision for loan and lease losses was $10 million and $2 million, respectively. The increase in the provision was the result of two factors. Total loans and leases have increased by $700 million, or 16%, over the last twelve months. Additionally, a higher level of charge-offs and lower level of recoveries are expected in 1996 compared to 1995.

Noninterest Income

Noninterest income increased $8.0 million during the first quarter of 1996 compared to the same quarter in 1995. Service charges on deposit accounts increased primarily due to additional fees received on corporate deposit accounts and increased fee rates on nonsufficient funds. The increase in other service charges and fees was principally the result of gains and fees related to commercial lending, trust and brokerage services. Gain on sales of loans and leases decreased due to the recording of a large gain from the sale of a commercial lease during the first quarter of 1995. Other increased primarily as a result of the receipt of additional consideration related to a loan that had previously been restructured and, subsequent to the restructuring, fully recovered as to principal and interest.

Noninterest Expense

Noninterest expense increased $3.9 million during the first quarter of 1996 when compared to 1995. Compensation expense, primarily in the areas of general administration, commercial and consumer lending, securities brokerage, and electronic delivery systems, increased as a result of merit and promotion increases, increases in incentives and increased personnel. The decline in deposit insurance expense was due to the lowering of the FDIC insurance rate. Professional fees increased primarily due to management consulting and loan subservicing expenses. Increases in marketing expense, franchise taxes and credit card processing were the primary reasons for the increase in other.

Financial Condition

Investment Securities and Short-Term Investments

Federal funds sold and reverse repurchase agreements increased $75.0 million during 1996. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, the remainder is placed in overnight federal funds. Investment securities decreased $57.0 million during the first three months of 1996.

Loans and Leases

Total loans and leases increased $59.5 million during 1996. The increase was primarily due to growth in consumer lease financing as automobile leasing continues to grow.

The following table shows the composition of the commercial and financial loan category by industry type at March 31, 1996 (dollars in millions):

                                                                         Amount on
                    Type                         Amount         %       Nonaccrual
  Construction                                     $77.1         3            $1.3
  Manufacturing                                    484.2        22             7.3
  Transportation/Utilities                         150.2         7             5.7
  Wholesale Trade                                  217.8        10             1.2
  Retail Trade                                     253.1        11             7.4
  Finance & Insurance                              100.9         4              .1
  Real Estate Operators/Investment                 281.5        13              .6
  Service Industries                               336.9        15             1.2
  Automobile Dealers                               100.4         4               -
  Other(1)                                         243.6        11             1.9
     Total                                      $2,245.7       100           $26.7

  (1) Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

The composition of the commercial mortgage and construction loan categories by property type at March 31, 1996 is shown in the following table (dollars in millions):

                                                                         Amount on
                    Type                         Amount         %       Nonaccrual
  Apartments                                       $92.7        13              $-
  Office/Warehouse                                 150.4        21              .4
  Residential Development                           98.3        14              .1
  Shopping/Retail                                  165.7        24               -
  Land                                              36.3         5               -
  Industrial Plants                                 17.2         2               -
  Hotel/Motel                                       36.9         5               -
  Health Facilities                                  4.6         1               -
  Auto Sales and Service                            22.6         3               -
  Churches                                          12.3         2               -
  Mobile Home Parks                                 10.8         2               -
  Other Commercial Properties                       52.7         8              .7
     Total                                        $700.5       100            $1.2

Bancorp maintains a reserve for losses to absorb potential losses in its loan and lease portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans and leases, credit loss experience, general economic conditions and other pertinent factors. Loans and leases deemed uncollectible are charged off and deducted from the reserve and recoveries on loans and leases previously charged off are added to the reserve. Management considers the present reserve to be appropriate and adequate to cover potential losses inherent in the loan and lease portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in general economic conditions could result in an increase in the risk characteristics of the loan and lease portfolio and an increase in the provision for loan and lease losses.

The following table shows the progression of the reserve for loan and lease losses (dollars in thousands):

                                                     1996              1995
  Balance at January 1                              $60,235           $51,979
  Provision for Loan and Lease Losses                10,000             2,000
  Loans and Leases Charged Off                      (10,002)           (1,945)
  Recoveries                                            733             1,953
  Balance at March 31                               $60,966           $53,987

Three loans comprised $5.6 million of the $10.0 million charged off in the first quarter of 1996. One of these loans, which had been renegotiated, was partially charged off to bring the balance to its fair market value prior to being sold. As a percentage of total loans and leases outstanding, the reserve was 1.23% at March 31, 1996 and December 31, 1995 and 1.26% at March 31, 1995.

Table 3 shows a comparison of the major components of nonperforming assets over the past five quarters along with various asset quality ratios. Nonaccrual loans decreased $5.5 million during the first three months of 1996. Significant nonaccrual loan activity includes the addition of a $5.2 million loan, the transfer of two loans totaling $6.6 million to other real estate and the partial charge-off of two loans totaling $3.8 million. Additionally, $1.5 million in principal payments were received on nonaccrual loans during the quarter. The decrease in renegotiated loans of $4.2 million was primarily due to the sale of one loan. Other real estate and equipment increased $4.1 million primarily due to the two nonaccrual loans being transferred to other real estate and the sale of $3.8 million in other equipment. The cumulative net effect of nonaccrual loans, renegotiated loans and other real estate and equipment resulted in nonperforming assets decreasing by $5.7 million during the first quarter of 1996. Nonperforming assets as a percentage of loans and total assets at March 31, 1996 are at a level that is consistent with historical averages.

Capital Resources and Adequacy

During the first three months of 1996, shareholders' equity increased $16.4 million, or 4%, to $449.0 million. Dividends of $4.8 million on common stock and $120,000 on preferred stock were paid in the first three months of 1996. Unrealized gains on marketable securities, net of deferred income taxes, increased $1.2 million during the first three months of 1996.

The following table of ratios is important to the analysis of the adequacy of capital resources.

                                                   Three Months Ended      Year Ended
                                                     March 31, 1996     December 31, 1995
  Average Shareholders' Equity to Average Assets             7.11%              7.02%
  Preferred Dividend Payout to Net Earnings                  0.61(1)            3.39
  Common Dividend Payout to Net Earnings                    24.53(1)           22.78
  Tier 1 Leverage Ratio                                      7.12               7.13
  Tier 1 Capital to Risk-Weighted Assets                     7.71               7.52
  Total Risk-Based Capital To Risk-Weighted Assets          11.93              11.77

  (1)Net earnings and dividend payouts for the three months ended March 31, 1996 have been annualized.

Bancorp's quarterly dividend on its common stock will increase from $.275 per share to $.315 per share effective with the dividend paid in the second quarter of 1996. This dividend rate increase should cause the common dividend payout ratio to increase in the future.

Capital expenditures planned by Bancorp for building improvements and furniture and equipment in 1996 are currently estimated to be approximately $16 million. Included in this amount are projected capital expenditures for improvements of data processing capabilities and improvement of the branch banking network, with emphasis being placed on enhancing the branches located in local supermarkets and placement of additional ATMs. Bancorp also intends to expand and improve its telephone banking operations. Through March 31, 1996, approximately $3.1 million of these expenditures have been made. Management believes that currently available funds and funds provided by normal operations will be sufficient to meet capital requirements.

Liquidity

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Bancorp has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash and deposits due from banks. Another source is the generation of new deposits. Bancorp may borrow both short-term and long-term funds. Bancorp has an additional $137.5 million available for borrowing under a medium-term bank note program. Additional sources of liquidity include the sale of investment securities and the sale of commercial and consumer loans.

The major source of liquidity for Bancorp on a parent-only basis is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to Bancorp at March 31, 1996 by its banking subsidiaries was approximately $94.5 million. Bancorp has not received dividends from its subsidiaries during the first three months of 1996.

At March 31, 1996, the parent had $135.3 million of short-term commercial paper outstanding. A portion of commercial paper proceeds was used to fund short-term loans. Contractual lines of credit totaling $175 million have been obtained by Bancorp to support its commercial paper borrowings. These lines had not been used at March
31, 1996. The parent had approximately $81.9 million in cash and interest earning deposits at March 31, 1996.

Provident Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements Of Earnings
(unaudited)
(In Thousands)
Table 1.
                                                           Quarter Ended
                                                          March       March
                                                          1996        1995
Total Interest Income                                    $125,798    $105,964
Taxable Equivalent Adjustment                                 115         122

Taxable Equivalent Interest Income                        125,913     106,086
Total Interest Expense                                     68,334      59,848

Net Interest Income                                        57,579      46,238
Provision for Loan and Lease Losses                        10,000       2,000

Taxable Equivalent Net Interest Income After
    Provision for Loan and Lease Losses                    47,579      44,238

Noninterest Income                                         18,808      10,795
Noninterest Expense                                        36,272      32,342


Taxable Equivalent Earnings Before Income Taxes            30,115      22,691

Applicable Income Taxes                                    10,325       7,569

Taxable Equivalent Adjustment                                 115         122

Net Earnings                                              $19,675     $15,000
Net Earnings Applicable to Common Stock                   $19,554     $14,420

Provident Bancorp, Inc. and Subsidiaries
Consolidated Average Balances, Rates and Yields
On a Fully Taxable Equivalent Basis
(unaudited)
(Dollars In Millions)
Table 2.
                                                                 Quarter Ended
                                                       March 31, 1996     March 31, 1995
                                                      Average  Average   Average  Average
                                                      Balance    Rate    Balance    Rate
Assets:
 Loans and Leases (Net of Unearned Income):
  Commercial Lending:
   Commercial and Financial                            $2,224     9.59%   $1,908    10.06%
   Mortgage                                               441     8.93       422     9.20
   Construction                                           263     9.09       181     9.52
   Lease Financing                                        124     7.29       103     7.65
  Consumer Lending:
   Instalment                                           1,004     9.32       926     8.49
   Residential                                            480     8.28       502     8.17
   Lease Financing                                        360     7.46       197     6.91
    Total Loans                                         4,896     9.11     4,239     9.18
   Reserve for Loan and Lease Losses                      (64)               (55)
    Net Loans and Leases                                4,832     9.23     4,184     9.30
 Investment Securities:
  Taxable                                                 930     6.32       687     5.49
  Tax-Exempt                                               11     5.97        10     5.86
    Total Investment Securities                           941     6.32       697     5.50
 Federal Funds Sold and Reverse
   Repurchase Agreements                                   22     5.17        48     5.68
    Total Earning Assets                                5,795     8.74     4,929     8.73
 Cash and Noninterest Bearing Deposits                    139                145
 Other Assets                                             189                144
    Total Assets                                       $6,123             $5,218
Liabilities and Shareholders' Equity:
 Deposits:
  Demand Deposits                                        $252     1.94      $262     2.22
  Savings Deposits                                        601     2.71       671     3.39
  Time Deposits                                         2,817     5.95     2,691     6.09
   Total Deposits                                       3,670     5.14     3,624     5.31
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements                                  519     5.34       281     5.74
  Commercial Paper                                        152     5.48       123     5.89
  Short-Term Notes Payable                                  1     6.91         1     5.69
   Total Short-Term Debt                                  672     5.37       405     5.79
 Long-Term Debt                                           820     6.10       375     7.15
   Total Interest Bearing Liabilities                   5,162     5.32     4,404     5.51
 Noninterest Bearing Deposits                             397                368
 Other Liabilities                                        129                 80
 Shareholders' Equity                                     435                366
   Total Liabilities and Shareholders' Equity          $6,123             $5,218

Net Interest Spread                                               3.42%              3.22%

Net Interest Margin                                               4.00%              3.80%

Provident Bancorp, Inc. and Subsidiaries
Consolidated Quarterly Nonperforming Assets
(unaudited)
(Dollars In Thousands)
Table 3.
                                                                   Quarter Ended
                                             Mar.         Dec.        Sept.         June         Mar.
                                             1996         1995         1995         1995         1995
Nonaccrual Loans: (1)
 Commercial Lending:
   Commercial and Financial                  $26,749      $26,190      $12,231      $14,655      $13,173
   Mortgage                                    1,162        6,716        1,521        2,465        1,868
   Construction                                   78           78           78           78           78
   Lease Financing                             2,664        2,605            -            -            -
 Consumer Lending:
   Instalment                                      -          230           30            -            -
   Residential                                 1,296        1,678        1,367        1,388        1,327
   Lease Financing                                 -            -            -            -            -
     Total Nonaccrual Loans                   31,949       37,497       15,227       18,586       16,446

Renegotiated Loans (2)                           558        4,753        4,886        5,721          896
   Total Nonperforming Loans                  32,507       42,250       20,113       24,307       17,342

Other Real Estate and Equipment Owned:
   Commercial                                  7,460        3,714            -            -           84
   Closed bank branches                            -          189          189          189          189
   Residential                                   989          468          292          265          271
   Multifamily                                   588          594          601          607          740
   Land                                          663          663          734          724          857
     Total                                     9,700        5,628        1,816        1,785        2,141

     Total Nonperforming Assets              $42,207      $47,878      $21,929      $26,092      $19,483

Loans 90 Days Past Due Still Accruing        $31,178      $26,578       $6,309       $4,717       $4,858

Total Loans and Leases                     4,955,615    4,896,076    4,646,366    4,394,802    4,285,665

Reserve for Loan and Lease Losses             60,966       60,235       55,830       54,275       53,987

Total Assets                               6,243,785    6,205,351    5,955,257    5,607,455    5,298,327

Reserve for Loan and Lease Losses
  as a Percent of:
    Nonperforming Loans                       187.55%      142.57%      277.58%      223.29%      311.31%
    Nonperforming Assets                      144.45%      125.81%      254.59%      208.01%      277.10%
    Total Loans and Leases                      1.23%        1.23%        1.20%        1.23%        1.26%


Nonperforming Loans as a % of
  Total Loans and Leases                         .66%         .86%         .43%         .55%         .40%


Nonperforming Assets as a Percent of:
  Total Loans, Leases and Other Real Estate      .85%         .98%         .47%         .59%         .45%
  Total Assets                                   .68%         .77%         .37%         .47%         .37%

(1) Bancorp generally stops accruing interest on loans and leases when the payment of principal and/or interest is past due 90 days or more.
(2) Loans renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

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





                                            Provident Bancorp, Inc.
                                                  Registrant





Date:  May 14, 1996                         \s\ John R. Farrenkopf
                                              John R. Farrenkopf
                                              Vice President and
                                           Chief Financial Officer