Form 10-Q
period 1996-06-30
PROVIDENT BANCORP INC
filed 1996-08-13
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                       Commission File
June 30, 1996                                             No. 1-8019


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

                      Yes    X         No ______


Indicate  the  number of shares outstanding of each  of  the  issuer's
classes  of  common stock, as of the latest practicable date:   Common
stock, without par value, outstanding at July 31, 1996 is 26,345,695.


                 Please address all correspondence to:

                          John R. Farrenkopf
              Vice President and Chief Financial Officer
                        Provident Bancorp, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

                PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)
                                                                 June 30,   December 31,
                                                                   1996         1995
                            ASSETS                              (Unaudited)
Cash and Noninterest Bearing Deposits                             $165,019      $213,594
Investment Securities Available for Sale
  (amortized cost - $1,123,477 and $955,994)                     1,121,010       959,904
Loans and Leases (Net of Unearned Income):
  Commercial Lending:
    Commercial and Financial                                     2,243,307     2,250,542
    Mortgage                                                       465,936       448,906
    Construction                                                   222,024       266,354
    Lease Financing                                                139,263       128,686
  Consumer Lending:
    Instalment                                                     980,493     1,000,940
    Residential                                                    494,647       466,422
    Lease Financing                                                450,337       334,226
      Total Loans and Leases                                     4,996,007     4,896,076
  Reserve for Loan and Lease Losses                                (61,169)      (60,235)
      Net Loans and Leases                                       4,934,838     4,835,841
Premises and Equipment                                              92,798        90,976
Other Assets                                                       114,799       105,036
                                                                $6,428,464    $6,205,351

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                           $455,229      $523,631
    Interest Bearing                                             3,793,380     3,654,920
      Total Deposits                                             4,248,609     4,178,551
  Short-Term Debt                                                  819,523       637,240
  Long-Term Debt                                                   765,721       820,083
  Accrued Interest and Other Liabilities                           136,270       136,940
      Total Liabilities                                          5,970,123     5,772,814
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized,
    Series D, 70,272 Issued                                          7,000         7,000
  Common Stock, No Par Value, $.44 Stated Value, 90,000,000
    Shares Authorized, 26,344,395 and 26,316,617 Issued             11,715        11,703
  Capital Surplus                                                  137,883       137,313
  Retained Earnings                                                297,346       265,017
  Reserve for Retirement of Capital Securities                       6,000         9,000
  Treasury Stock, - Shares and 1,689 Shares                              -           (38)
  Unrealized Gains (Losses) on Marketable Securities
    (net of deferred income tax)                                    (1,603)        2,542
      Total Shareholders' Equity                                   458,341       432,537
                                                                $6,428,464    $6,205,351

     PROVIDENT BANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF EARNINGS
                   (Unaudited)
     (In Thousands, Except Per Share Amounts)
                                                    Three Months Ended    Six Months Ended
                                                         June 30,              June 30,
                                                     1996       1995       1996       1995
Interest Income:
  Interest and Fees on Loans and Leases            $109,778   $101,298   $220,178   $197,191
  Interest on Investment Securities:
    Taxable                                          17,227     12,671     32,244     21,976
    Exempt From Federal Income Taxes                    155        100        258        195
                                                     17,382     12,771     32,502     22,171
  Interest on Federal Funds Sold and
    Reverse Repurchase Agreements                       452         75        730        746
      Total Interest Income                         127,612    114,144    253,410    220,108
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                       5,127      7,012     10,389     14,067
    Time Deposits                                    42,030     41,797     83,690     82,188
      Total Interest on Deposits                     47,157     48,809     94,079     96,255
  Interest on Short-Term Debt                         9,735      9,704     18,716     15,496
  Interest on Long-Term Debt                         12,071      6,567     24,502     13,177
      Total Interest Expense                         68,963     65,080    137,297    124,928
        Net Interest Income                          58,649     49,064    116,113     95,180
Provision for Loan and Lease Losses                  13,750      3,000     23,750      5,000
  Net Interest Income After Provision
    for Loan and Lease Losses                        44,899     46,064     92,363     90,180
Noninterest Income:
  Service Charges on Deposit Accounts                 5,317      3,911     10,182      7,682
  Other Service Charges and Fees                      7,373      7,100     16,600     10,885
  Gain on Sales of Loans and Leases                   1,149        630      2,123      2,432
  Security Gains                                         96          -         96          -
  Other                                               8,640      1,205     12,382      2,642
    Total Noninterest Income                         22,575     12,846     41,383     23,641
Noninterest Expense:
  Compensation:
    Salaries                                         14,767     13,600     30,409     26,888
    Benefits                                          2,596      2,288      5,404      4,738
    Profit Sharing                                      935        864      1,911      1,670
  Occupancy                                           2,454      2,198      4,827      4,345
  Equipment Expense                                   2,805      2,298      5,164      4,601
  Deposit Insurance                                     887      2,177      1,774      4,354
  Professional Fees                                   2,183      1,566      4,009      2,937
  Other                                               9,979      8,872     19,380     16,672
    Total Noninterest Expense                        36,606     33,863     72,878     66,205

Earnings Before Income Taxes                         30,868     25,047     60,868     47,616
Applicable Income Taxes                              10,618      8,572     20,943     16,141
  Net Earnings                                      $20,250    $16,475    $39,925    $31,475

Net Earnings Per Common Share:
  Primary                                              $.74       $.67      $1.46      $1.27
  Fully Diluted                                         .73        .60       1.44       1.15
Average Primary Shares                               27,127     23,758     27,093     23,780
Average Fully Diluted Shares                         27,792     27,263     27,783     27,274

             PROVIDENT BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                      (Dollars in Thousands)
                                                                  Six Months Ended June 30,
                                                                     1996             1995
Operating Activities:
  Net Earnings                                                      $39,925          $31,475
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                            23,750            5,000
      Provision for Depreciation and Amortization                     7,947            5,763
      Amortization of Investment Security Discounts                  (3,406)            (336)
      Amortization of Unearned Income                               (17,474)         (10,260)
      Net (Increase) Decrease in Trading Securities                    (216)             100
      Proceeds from Sale of Loans Held for Sale                      93,083           40,828
      Origination of Loans Held for Sale                            (91,965)         (39,470)
      Realized Gains on Loans Held for Sale                          (1,118)            (557)
      Realized Gains on Sale of Loans and Leases                     (1,005)          (1,875)
      Realized Investment Security Gains                                (96)               -
      (Increase) Decrease in Interest Receivable                     (3,687)           1,557
      Increase in Accounts Receivable and Other Assets               (3,155)         (27,496)
      Increase (Decrease) in Interest Payable                        (3,019)           5,476
      Increase in Accounts Payable and Other Liabilities              4,581            6,957
      Other                                                            (234)             313
        Net Cash Provided By Operating Activities                    43,911           17,475

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                              79,398              427
    Proceeds from Maturities and Prepayments                        357,494           82,036
    Purchases                                                      (536,827)         (66,519)
  Investment Securities Held to Maturity:
    Proceeds from Maturities and Prepayments                              -            5,264
    Purchases                                                             -         (227,334)
  Net Increase in Loans and Leases                                 (172,934)        (186,355)
  Proceeds from Sale of Other Real Estate                             5,316            1,997
  Purchases of Premises and Equipment                               (12,945)         (16,889)
  Proceeds from Sales of Premises and Equipment                         131            1,299
    Net Cash Used In Investing Activities                          (280,367)        (406,074)

Financing Activities:
  Net Decrease in Demand and Savings Deposits                      (114,841)         (93,573)
  Net Increase in Certificates of Deposit                           184,899            6,676
  Net Increase in Short-Term Debt                                   182,283          155,690
  Principal Payments on Long-Term Debt                              (54,716)         (23,494)
  Proceeds From Issuance of Long-Term Debt                              248          100,000
  Cash Dividends Paid                                               (10,617)          (8,948)
  Proceeds from Sale of Common and Treasury Stock                       625            2,717
  Repurchase of Common Stock                                              -           (6,109)
    Net Cash Provided By Financing Activities                       187,881          132,959
      Decrease in Cash and Cash Equivalents                         (48,575)        (255,640)
  Cash and Cash Equivalents at Beginning of Period                  213,594          424,575
    Cash and Cash Equivalents at End of Period                     $165,019         $168,935

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                       $140,316         $119,452
    Income Taxes                                                      5,000            9,000
  Non-Cash Activity:
    Additions to Other Real Estate in Settlement
      of Loans and Leases                                             8,080              495
    Reclassification of Operating Leases to (from) Lease Financing    3,439           (4,225)
    Securitization of Residential Loans                              64,025                -

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

All data relating to Provident Bancorp's common stock and per share information has been adjusted for a 3-for-2 common stock split effective May 24, 1996.

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

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October, 1995. The statement encourages, but does not require, adoption of a fair value-based accounting method for stock-based employee compensation plans. Bancorp elected to continue its accounting in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", whereby no compensation expense is recognized for the granting of stock options. Pro forma disclosures of what net earnings and earnings per share would have been had the new fair value method been used will be presented in Bancorp's 1996 annual report on Form 10-K.

Stock Options

Pursuant to Bancorp's 1988 Stock Option Plan and 1992 Outside Director's Stock Option Plan, options to purchase 554,950 shares of Bancorp common stock were granted during the first six months of 1996. The options have exercise prices ranging from $31.75 to $35.86.

Off-Balance Sheet Financial Agreements

In the normal course of business, Bancorp uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At June 30, 1996, these off-balance sheet instruments consisted of standby letters of credit of $107.0 million, commitments to extend credit of $1.7 billion  and  interest  rate  swaps with a  notional  amount  of  $2.2 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary

Bancorp's net earnings for the second quarter of 1996 were $20.3 million compared to $16.5 million for the second quarter of 1995. Net interest income increased by $9.6 million, or 20%, over the comparable period in 1995. Interest income increased by $13.5 million, or 12%, which more than offset the $3.9 million, or 6%, increase in interest expense. The provision for loan and lease losses increased $10.8 million, or 358%, to cover the growth of total loans and leases and expected net charge-offs during 1996. Noninterest income increased $9.7 million, or 76%, primarily due to increases in service charges on deposits and other income. Noninterest expense increased $2.7 million, or 8%, primarily as a result of increases in compensation expense, professional services and other expense which more than offset a decrease in deposit insurance.

Bancorp's net earnings for the first six months of 1996 were $39.9 million compared to $31.5 million for the first six months of 1995. Net interest income increased by $20.9 million, or 22%, over the comparable period in 1995. Interest income increased by $33.3 million, or 15%, which more than offset the $12.4 million, or 10%, increase in interest expense. The provision for loan and lease losses increased $18.8 million, or 375%, to cover an increase in the balance of total loans and leases and expected net charge-offs during 1996. Noninterest income increased $17.7 million, or 75%, primarily due to the increase in other service charges and fees and other income. Noninterest expense increased $6.7 million, or 10%, primarily due to increases in compensation expense, professional services and other expense which more than offset a decrease in deposit insurance.

The following ratios compare returns on average assets and average equity for the first six months of 1996 and for the year 1995.

                                                  Six Months Ended      Year Ended
                                                   June 30, 1996     December 31, 1995
  Net Earnings to Average Assets(1)                       1.28%              1.29%
  Net Earnings to Average Shareholders' Equity(1)        18.02%             18.37%

  (1)Net earnings for the six months ended June 30, 1996 have been annualized.

The ratio of noninterest expense to tax equivalent revenue ("efficiency ratio") was 46.2% for the first six months of 1996 compared to 56.9% for the first six months of 1995. Tax equivalent revenue includes tax equivalent net interest income and noninterest income but excludes non-recurring gains and security gains or losses. The improvement in the efficiency ratio was due primarily to increased noninterest income which grew at a proportionately greater rate than noninterest expense.

Nonperforming assets as of June 30, 1996 decreased $19.6 million compared to December 31, 1995, but increased $2.2 million compared to June 30, 1995. The ratio of nonperforming loans to total loans and leases was .39% at June 30, 1996, compared to .86% at December 31, 1995 and .55% at June 30, 1995. The ratio of nonperforming assets to total loans, leases and other real estate owned was .57% at June 30, 1996, compared to .98% at December 31, 1995 and .59% at June 30, 1995.

Net Interest Income

See Table 1 for net interest income on a tax equivalent basis and Table 2 for consolidated average balances, average rates and net interest margin.

Net interest income on a tax equivalent basis increased approximately $20.9 million for the first six months of 1996 over the comparable period in 1995. This increase resulted from a $11.8 million increase due to changes in volume and a $9.1 million increase which was caused by changes in rates. Volume changes are caused by changes in the average balances of interest earning assets and interest bearing liabilities. The net interest margin was 3.97% for the first six months of 1996 as compared to 3.81% for the comparable period in 1995. The improvement in the net interest margin during this period reflects the decrease in the average rate paid on interest bearing liabilities of 30 basis points, more than offsetting the decrease in the average rate received on interest earning assets of 13 basis points. The decrease in Bancorp's overall rate on interest bearing liabilities was due to the decline in the rate paid on deposits and long-term debt, which more than offset an increase in higher cost liabilities. The decrease in the average rate earned on interest earning assets was due to a lower average rate earned on commercial and financial loans which was partially offset by an increase in higher yield assets. Bancorp's interest bearing liabilities have reacted more quickly to changing interest rates in the environment than its interest earning assets, causing the net interest margin to increase. Interest rate swaps increased the net interest margin by 21 basis points during the first six months of 1996. During the first six months of 1995, interest rate swaps decreased the net interest margin by 20 basis points.

In preparing the net interest margin tables, nonaccrual loan balances are included in the average balances for loans and leases. Loan and lease fees are included in loan and lease revenue as follows: second quarter 1996 - $3.8 million, second quarter 1995 - $4.1 million, year-to-date 1996 - $8.8 million, and year-to-date 1995 - $8.7 million.

Provision for Loan and Lease Losses

For the first six months of 1996 and 1995, the provision for loan and lease losses was $23.8 million and $5.0 million, respectively. The increase in the provision was the result of two factors. Total loans and leases have increased by $601.2 million, or 14%, over the last twelve months. Additionally, a higher level of charge-offs and lower level of recoveries are expected during 1996 compared to 1995.

Noninterest Income

Second Quarter 1996 Compared to Second Quarter 1995

Noninterest income increased $9.7 million during the second quarter of 1996 compared to the same quarter in 1995. Service charges on deposit accounts increased primarily due to increased fee rates on corporate deposit accounts, nonsufficient funds and ATM usage. Service charges and fees include $2.1 million of gains and fees related to commercial lending during the second quarter of 1996 and a $2.7 million gain from the sale of mortgage loan servicing rights during the same time period in 1995. Gain on sales of loans and leases increased primarily due to gains recorded on the sale of consumer leases. Other income increased primarily as a result of the receipt of additional consideration related to a restructured loan.

Six  Months Ended June 30, 1996 Compared to Six Months Ended June  30,
1995

Noninterest income increased $17.7 million during the first six months of 1996 compared to the same period in 1995. Service charges on deposit accounts, other service charges and fees and other income increased primarily for the same reasons given in the quarterly comparison.

Noninterest Expense

Second Quarter 1996 Compared to Second Quarter 1995

Noninterest expense increased $2.7 million during the second quarter of 1996 when compared to 1995. Compensation expense, primarily in the areas of commercial and consumer lending, securities brokerage, and customer service, increased as a result of merit and promotion increases, increases in incentives and increased personnel. Equipment expense increased primarily due to the depreciation of expanded telebanking and computer equipment. The decline in deposit insurance expense was due to the lowering of the FDIC insurance rate. Professional fees increased primarily due to management consulting and residential loan subservicing expenses. Increases in franchise taxes, loan origination expense and credit card processing were the primary reasons for the increase in other expense.

Six  Months Ended June 30, 1995 Compared to Six Months Ended June  30,
1995

Noninterest expense increased $6.7 million during the first half of 1996 when compared to 1995. Areas of significant change were in compensation expense, deposit insurance, professional fees, and other expense. The explanation of these changes are the same as those given in the quarterly comparison.

Financial Condition

Investment Securities

Investment securities increased $161.1 million during 1996. During 1996, Bancorp purchased $175.0 million in securitized credit card portfolios. In addition, Bancorp securitized approximately $64 million of its own residential mortgage loans which resulted in this balance being transferred from residential loans to investment securities.

Loans and Leases

Total loans and leases increased $99.9 million during 1996. The increase was primarily due to growth in consumer lease financing.

The following table shows the composition of the commercial and financial loan category by industry type at June 30, 1996 (dollars in millions):

                                                                          Amount on
                    Type                          Amount         %       Nonaccrual
  Construction                                     $77.1         3            $1.3
  Manufacturing                                    453.6        20             4.2
  Transportation/Utilities                         138.9         6             3.5
  Wholesale Trade                                  214.8        10             1.1
  Retail Trade                                     246.9        11              .2
  Finance & Insurance                              104.7         5              .5
  Real Estate Operators/Investment                 285.4        13              .7
  Service Industries                               368.9        16             1.1
  Automobile Dealers                               106.3         5               -
  Other(1)                                         246.7        11             1.7
     Total                                      $2,243.3       100           $14.3

  (1) Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

The composition of the commercial mortgage and construction loan categories by property type at June 30, 1996 is shown in the following table (dollars in millions):

                                                                          Amount on
                    Type                          Amount         %       Nonaccrual
  Apartments                                       $95.1        14              $-
  Office/Warehouse                                 145.2        21              .3
  Residential Development                           95.9        14              .1
  Shopping/Retail                                  136.8        20               -
  Land                                              40.9         6               -
  Industrial Plants                                 16.7         2               -
  Hotel/Motel                                       48.4         7               -
  Health Facilities                                  4.5         1               -
  Auto Sales and Service                            23.6         3               -
  Churches                                          12.1         2               -
  Mobile Home Parks                                 10.7         2               -
  Other Commercial Properties                       58.1         8               -
     Total                                        $688.0       100             $.4

Bancorp maintains a reserve to absorb potential losses in its loan and lease portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans and leases, credit loss experience, general economic conditions and other pertinent factors. Loans and leases deemed uncollectible are charged off and deducted from the reserve and recoveries on loans and leases previously charged off are added to the reserve. Management considers the present reserve to be appropriate and adequate to cover potential losses inherent in the loan and lease portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in general economic conditions could result in an increase in the risk characteristics of the loan and lease portfolio and an increase in the provision for loan and lease losses.

The following table shows the progression of the reserve for loan and lease losses (dollars in thousands):

                                                     1996              1995
  Balance at January 1                              $60,235           $51,979
  Provision for Loan and Lease Losses                23,750             5,000
  Loans and Leases Charged Off                      (24,807)           (6,483)
  Recoveries                                          1,991             3,779
  Balance at June 30                                $61,169           $54,275

Net charge-offs totaled $22.8 million during the first six months of 1996 compared to $2.7 million for the same time period in 1995. Net charge-offs for commercial lending were $14.2 million which was comprised principally of commercial and financial loans. Net charge-offs for consumer lending were $8.6 million which consisted primarily of instalment loans. Management expects the trend in net charge-offs to decline in the second half of 1996. As a percentage of total loans and leases outstanding, the reserve was 1.22% at June 30, 1996 compared to 1.23% at December 31, 1995 and June 30, 1995.

Table 3 shows a comparison of the major components of nonperforming assets over the past five quarters along with various asset quality ratios. Nonperforming assets have decreased $19.6 million during the first six months of 1996. Nonaccrual loans decreased $18.6 million during the first six months of 1996. Significant activity within nonaccrual loans includes the addition of a loan for $5.2 million, the charge-off of five loans totaling $11.1 million, the transfer of two loans to other real estate totaling $6.6 million and the repayment of one loan for $5.2 million. Renegotiated loans decreased $4.2 million primarily due to the sale of one loan. Other real estate increased $3.3 million. Significant activity within other real estate includes the transfer in of two nonaccrual loans totaling $6.6 million, as noted above, and the sale of one property for $3.8 million. At June 30, 1996, nonperforming assets as a percentage of total loans, leases and other real estate is .57% which compares favorably to Bancorp's most recent five-year average of .94%.

Deposits

Noninterest bearing deposits decreased $68.4 million, or 13%, from December 31, 1995 to June 30, 1996. The decrease was primarily in commercial deposits.

Short-Term Debt

Short-term debt increased $182.3 million, or 29%, to $819.5 million during the first half of 1996. The increase was due to the purchase of overnight federal funds.

Capital Resources and Adequacy

During the first six months of 1996, shareholders' equity increased $25.8 million, or 6%, to $458.3 million. Dividends of $10.4 million on common stock and $259,000 on preferred stock were paid in the first six months of 1996. Unrealized gains on marketable securities, net of deferred income taxes, decreased $4.1 million during the first six months of 1996.

The following table of ratios is important to the analysis of the adequacy of capital resources.

                                                   Six Months Ended       Year Ended
                                                    June 30, 1996     December 31, 1995
  Average Shareholders' Equity to Average Assets             7.11%              7.02%
  Preferred Dividend Payout to Net Earnings                  0.65               3.39
  Common Dividend Payout to Net Earnings                    25.94              22.78
  Tier 1 Leverage Ratio                                      7.11               7.13
  Tier 1 Capital to Risk-Weighted Assets                     7.73               7.52
  Total Risk-Based Capital To Risk-Weighted Assets          11.79              11.77

Bancorp's quarterly dividend on its common stock increased from $.18 per share to $.21 per share effective with the dividend paid in the second quarter of 1996. This higher dividend rate should cause the common and preferred dividend payout ratios to increase in the future.

Capital expenditures planned by Bancorp for building improvements and furniture and equipment in 1996 are currently estimated to be approximately $16 million. Included in this amount are projected capital expenditures for improvements of data processing capabilities and improvement of the branch banking network, with emphasis being placed on enhancing the branches located in local supermarkets and placement of additional ATMs. Bancorp also intends to expand and improve its telephone banking operations. Through June 30, 1996, approximately $7.0 million of these expenditures have been made. Management believes that currently available funds and funds provided by normal operations will be sufficient to meet capital requirements.

Liquidity

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Bancorp has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash and deposits with other banks. Another source is the generation of new deposits. Bancorp may borrow both short-term and long-term funds. Bancorp has an additional $137.5 million available for borrowing under a medium-term bank note program. Additional sources of liquidity include the sale of investment securities and the sale of commercial and consumer loans and leases.

The major source of liquidity for Bancorp on a parent-only basis ("the Parent") is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to the Parent at June 30, 1996 by its banking subsidiaries was approximately $114.5 million. The Parent has not received dividends from its subsidiaries during the first six months of 1996.

At June 30, 1996, the Parent had $132.4 million of short-term commercial paper outstanding. A portion of commercial paper proceeds was used to fund short-term loans. Contractual lines of credit totaling $175 million have been obtained by the Parent to support its commercial paper borrowings. Also, the Parent has $30 million in general purpose lines of credit. These lines had not been used at June 30, 1996. The Parent had approximately $126.8 million in cash and interest earning deposits at June 30, 1996.

Provident Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements Of Earnings
(unaudited)
(In Thousands)
Table 1.
                                                            Quarter Ended            Six Months Ended
                                                           June        June          June        June
                                                           1996        1995          1996        1995
Total Interest Income                                    $127,612    $114,144      $253,410    $220,108
Taxable Equivalent Adjustment                                 142         127           257         249

Taxable Equivalent Interest Income                        127,754     114,271       253,667     220,357
Total Interest Expense                                     68,963      65,080       137,297     124,928

Net Interest Income                                        58,791      49,191       116,370      95,429
Provision for Loan and Lease Losses                        13,750       3,000        23,750       5,000

Taxable Equivalent Net Interest Income After
    Provision for Loan and Lease Losses                    45,041      46,191        92,620      90,429

Noninterest Income                                         22,575      12,846        41,383      23,641
Noninterest Expense                                        36,606      33,863        72,878      66,205


Taxable Equivalent Earnings Before Income Taxes            31,010      25,174        61,125      47,865

Applicable Income Taxes                                    10,618       8,572        20,943      16,141

Taxable Equivalent Adjustment                                 142         127           257         249

Net Earnings                                              $20,250     $16,475       $39,925     $31,475
Net Earnings Applicable to Common Stock                   $20,112     $15,894       $39,666     $30,314

Provident Bancorp, Inc. and Subsidiaries
Consolidated Average Balances, Rates and Yields
On a Fully Taxable Equivalent Basis
(unaudited)
(Dollars In Millions)
Table 2.
                                                                 Quarter Ended                       Six Months Ended
                                                       June 30, 1996      June 30, 1995     June 30, 1996     June 30, 1995
                                                      Average    Avg     Average    Avg    Average    Avg     Average    Avg
                                                      Balance    Rate    Balance    Rate   Balance    Rate    Balance    Rate
Assets:
 Loans and Leases (Net of Unearned Income):
  Commercial Lending:
   Commercial and Financial                            $2,249     9.11%   $1,995    10.12%  $2,237     9.35%   $1,952    10.09%
   Mortgage                                               452     9.37       425     9.14      447     9.15       424     9.17
   Construction                                           231     8.92       200     9.59      247     9.01       191     9.56
   Lease Financing                                        128     8.00        95     7.71      126     7.65        99     7.68
  Consumer Lending:
   Instalment                                             991     9.27       925     9.09      997     9.30       926     8.79
   Residential                                            465     8.63       497     7.82      470     8.33       500     7.99
   Lease Financing                                        421     7.53       228     7.14      390     7.50       213     7.03
    Total Loans and Leases                              4,937     8.95     4,365     9.31    4,914     9.02     4,305     9.25
   Reserve for Loan and Lease Losses                      (66)               (56)              (65)               (55)
    Net Loans and Leases                                4,871     9.07     4,309     9.43    4,849     9.14     4,250     9.37
 Investment Securities:
  Taxable                                               1,060     6.54       851     5.97      998     6.50       770     5.76
  Tax-Exempt                                               16     6.17        10     5.99       13     6.09        10     5.93
    Total Investment Securities                         1,076     6.53       861     5.97    1,011     6.49       780     5.76
 Federal Funds Sold and Reverse
   Repurchase Agreements                                   35     5.18         5     6.22       28     5.18        26     5.73
    Total Earning Assets                                5,982     8.59     5,175     8.85    5,888     8.66     5,056     8.79
 Cash and Noninterest Bearing Deposits                    157                146               148                146
 Other Assets                                             196                159               193                148
    Total Assets                                       $6,335             $5,480            $6,229             $5,350
Liabilities and Shareholders' Equity:
 Deposits:
  Demand Deposits                                        $253     1.94      $258     2.23     $253     1.94      $260     2.23
  Savings Deposits                                        588     2.68       657     3.41      594     2.69       664     3.40
  Time Deposits                                         2,928     5.77     2,689     6.23    2,872     5.86     2,690     6.16
   Total Deposits                                       3,769     5.03     3,604     5.43    3,719     5.09     3,614     5.37
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements                                  596     5.23       499     6.07      558     5.28       391     5.95
  Commercial Paper                                        145     5.45       140     6.13      148     5.47       131     6.02
  Short-Term Notes Payable                                  1     6.46         1     5.21        1     6.68         1     5.46
   Total Short-Term Debt                                  742     5.27       640     6.08      707     5.32       523     5.97
 Long-Term Debt                                           812     5.98       390     6.75      816     6.04       383     6.95
   Total Interest Bearing Liabilities                   5,323     5.21     4,634     5.63    5,242     5.27     4,520     5.57
 Noninterest Bearing Deposits                             413                381               405                375
 Other Liabilities                                        148                 86               139                 83
 Shareholders' Equity                                     451                379               443                372
   Total Liabilities and Shareholders' Equity          $6,335             $5,480            $6,229             $5,350

Net Interest Spread                                               3.38%              3.22%             3.39%              3.22%

Net Interest Margin                                               3.95%              3.81%             3.97%              3.81%

Provident Bancorp, Inc. and Subsidiaries
Consolidated Quarterly Nonperforming Assets
(unaudited)
(Dollars In Thousands)
Table 3.
                                                                              Quarter Ended
                                                        June         Mar.         Dec.        Sept.         June
                                                        1996         1996         1995         1995         1995
Nonaccrual Loans: (1)
 Commercial Lending:
   Commercial and Financial                            $14,283      $26,749      $26,190      $12,231      $14,655
   Mortgage                                                300        1,162        6,716        1,521        2,465
   Construction                                             71           78           78           78           78
   Lease Financing                                       2,720        2,664        2,605            -            -
 Consumer Lending:
   Instalment                                                -            -          230           30            -
   Residential                                           1,489        1,296        1,678        1,367        1,388
   Lease Financing                                           -            -            -            -            -
     Total Nonaccrual Loans                             18,863       31,949       37,497       15,227       18,586

Renegotiated Loans (2)                                     551          558        4,753        4,886        5,721
   Total Nonperforming Loans                            19,414       32,507       42,250       20,113       24,307

Other Real Estate and Equipment Owned:
   Commercial                                            7,341        7,460        3,714            -            -
   Closed bank branches                                      -            -          189          189          189
   Residential                                             897          989          468          292          265
   Multifamily                                               -          588          594          601          607
   Land                                                    661          663          663          734          724
     Total                                               8,899        9,700        5,628        1,816        1,785

     Total Nonperforming Assets                        $28,313      $42,207      $47,878      $21,929      $26,092

Loans 90 Days Past Due Still Accruing                  $25,426      $31,178      $26,578       $6,309       $4,717

Total Loans and Leases                               4,996,007    4,890,021    4,896,076    4,646,366    4,394,802

Reserve for Loan and Lease Losses                       61,169       60,966       60,235       55,830       54,275

Total Assets                                         6,428,464    6,243,786    6,205,351    5,955,257    5,607,455

Reserve for Loan and Lease Losses as a Percent of:
  Nonperforming Loans                                   315.08%      187.55%      142.57%      277.58%      223.29%
  Nonperforming Assets                                  216.05%      144.45%      125.81%      254.59%      208.01%
  Total Loans and Leases                                  1.22%        1.25%        1.23%        1.20%        1.23%

Nonperforming Loans as a % of Total
  Loans and Leases                                         .39%         .66%         .86%         .43%         .55%


Nonperforming Assets as a Percent of:
  Total Loans, Leases  and Other Real Estate               .57%         .86%         .98%         .47%         .59%
  Total Assets                                             .44%         .68%         .77%         .37%         .47%

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



Item 4.  Submission of Matters to a Vote of Security Holders

Registrant's annual meeting of shareholders was held on May 16, 1996. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and the following matters were voted upon and approved by the shareholders as indicated below. All votes have been adjusted for the 3-for-2 common stock split effective May 24, 1996.

Election of the following directors:

(a) Jack M. Cook, 23,205,416 votes for, 3,228 votes against and 178,313 abstentions.

(b) Allen L. Davis, 23,202,095 votes for, 3,228 votes against and 181,634 abstentions.

(c) Thomas D. Grote, Jr., 23,205,716 votes for, 3,228 votes against and 178,013 abstentions.

(d) Philip R. Myers, 23,205,716 votes for, 3,228 votes against and 178,013 abstentions.

(e) Joseph A. Pedoto, 23,205,084 votes for, 3,228 votes against and 178,644 abstentions.

(f) Sidney A. Peerless, 23,205,084 votes for, 3,228 votes against and 178,644 abstentions.

(g) Joseph A. Steger, 23,201,702 votes for, 3,228 votes against and 182,027 abstentions.

Amendment and restatement of the 1988 Stock Option Plan:

      22,415,856 votes for, 751,769 votes against, and 219,332
      abstentions.


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





                                            Provident Bancorp, Inc.
                                                  Registrant





Date:  August 12, 1996                      \s\ John R. Farrenkopf
                                              John R. Farrenkopf
                                              Vice President and
                                           Chief Financial Officer