Form 10-Q
period 1996-09-30
PROVIDENT BANCORP INC
filed 1996-11-04
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                       Commission File
September 30, 1996                                        No. 1-8019


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

                      Yes    X         No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, without par value, outstanding at October 31, 1996 is 26,394,826.


                 Please address all correspondence to:

                          John R. Farrenkopf
              Vice President and Chief Financial Officer
                        Provident Bancorp, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

                PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)
                                                              September 30,  December 31,
                                                                  1996           1995
                                                               (Unaudited)
                            ASSETS
Cash and Noninterest Bearing Deposits                             $222,861      $213,594
Federal Funds Sold and Reverse Repurchase Agreements                 1,000             -
Investment Securities Available for Sale
  (amortized cost - $1,066,201 and $955,994)                     1,064,373       959,904
Loans and Leases (Net of Unearned Income):
  Commercial Lending:
    Commercial and Financial                                     2,364,495     2,250,542
    Mortgage                                                       470,305       448,906
    Construction                                                   219,092       266,354
    Lease Financing                                                139,913       128,686
  Consumer Lending:
    Instalment                                                     952,876     1,000,940
    Residential                                                    380,466       466,422
    Lease Financing                                                520,294       334,226
      Total Loans and Leases                                     5,047,441     4,896,076
  Reserve for Loan and Lease Losses                                (63,665)      (60,235)
      Net Loans and Leases                                       4,983,776     4,835,841
Premises and Equipment                                             104,384        90,976
Other Assets                                                       107,526       105,036
                                                                $6,483,920    $6,205,351

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                           $493,365      $523,631
    Interest Bearing                                             3,924,778     3,654,920
      Total Deposits                                             4,418,143     4,178,551
  Short-Term Debt                                                  770,769       637,240
  Long-Term Debt                                                   665,579       820,083
  Accrued Interest and Other Liabilities                           158,267       136,940
      Total Liabilities                                          6,012,758     5,772,814
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized,
    Series D, 70,272 Issued                                          7,000         7,000
  Common Stock, No Par Value, $.44 Stated Value, 60,000,000
    Shares Authorized, 26,377,601 and 26,316,617 Issued             11,730        11,703
  Capital Surplus                                                  138,672       137,313
  Retained Earnings                                                308,615       265,017
  Reserve for Retirement of Capital Securities                       6,333         9,000
  Treasury Stock, - Shares and 1,689 Shares                              -           (38)
  Unrealized Gains (Losses) on Marketable Securities
    (net of deferred income tax)                                    (1,188)        2,542
      Total Shareholders' Equity                                   471,162       432,537
                                                                $6,483,920    $6,205,351

     PROVIDENT BANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF EARNINGS
                   (Unaudited)
     (In Thousands, Except Per Share Amounts)
                                                    Three Months Ended    Nine Months Ended
                                                      September 30,         September 30,
                                                     1996       1995       1996       1995
Interest Income:
  Interest and Fees on Loans and Leases            $113,500   $104,119   $333,678   $301,310
  Interest on Investment Securities:
    Taxable                                          17,506     13,701     49,750     35,677
    Exempt From Federal Income Taxes                    161         98        419        293
                                                     17,667     13,799     50,169     35,970
  Interest on Federal Funds Sold and
    Reverse Repurchase Agreements                       100        140        830        886
      Total Interest Income                         131,267    118,058    384,677    338,166
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                       5,137      5,984     15,526     20,051
    Time Deposits                                    42,702     41,806    126,392    123,994
      Total Interest on Deposits                     47,839     47,790    141,918    144,045
  Interest on Short-Term Debt                        11,822     10,783     30,538     26,279
  Interest on Long-Term Debt                         11,231      7,859     35,733     21,036
      Total Interest Expense                         70,892     66,432    208,189    191,360
        Net Interest Income                          60,375     51,626    176,488    146,806
Provision for Loan and Lease Losses                  14,000      4,000     37,750      9,000
  Net Interest Income After Provision
    for Loan and Lease Losses                        46,375     47,626    138,738    137,806
Noninterest Income:
  Service Charges on Deposit Accounts                 5,529      4,537     15,711     12,219
  Other Service Charges and Fees                      6,771      4,525     23,371     15,410
  Gain on Sales of Loans and Leases                  16,187      1,426     18,310      3,858
  Security Gains (Losses)                                 -        (92)        96        (92)
  Other                                               3,037      8,329     15,419     10,971
    Total Noninterest Income                         31,524     18,725     72,907     42,366
Noninterest Expense:
  Compensation:
    Salaries                                         16,588     16,153     46,997     43,041
    Benefits                                          2,864      2,127      8,268      6,865
    Profit Sharing                                      918      1,068      2,829      2,738
  Occupancy                                           2,324      2,334      7,151      6,679
  Equipment Expense                                   2,998      2,296      8,162      6,897
  Deposit Insurance                                   8,889        726     10,663      5,080
  Professional Fees                                   4,019      2,714      8,028      5,651
  Marketing                                           2,367        855      4,226      2,835
  Other                                              10,557      8,078     28,078     22,770
    Total Noninterest Expense                        51,524     36,351    124,402    102,556

Earnings Before Income Taxes                         26,375     30,000     87,243     77,616
Applicable Income Taxes                               9,100      8,990     30,043     25,131
  Net Earnings                                      $17,275    $21,010    $57,200    $52,485

Net Earnings Per Common Share:
  Primary                                              $.63       $.85      $2.09      $2.13
  Fully Diluted                                         .62        .76       2.05       1.92
Average Primary Shares                               27,221     23,935     27,136     23,832
Average Fully Diluted Shares                         27,991     27,486     27,852     27,345

             PROVIDENT BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                      (Dollars in Thousands)
                                                                   Nine Months Ended September 30,
                                                                      1996                1995
Operating Activities:
  Net Earnings                                                       $57,200             $52,485
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                             37,750               9,000
      Provision for Depreciation and Amortization                     12,309               9,018
      Amortization of Investment Security Discounts                   (4,735)               (606)
      Amortization of Unearned Income                                (28,139)            (16,442)
      Net (Increase) Decrease in Trading Securities                     (534)                125
      Proceeds from Sale of Loans Held for Sale                      332,956              85,245
      Origination of Loans Held for Sale                            (332,376)            (83,528)
      Realized Gains on Loans Held for Sale                          (16,269)               (964)
      Realized Gains on Sale of Loans and Leases                      (2,041)             (2,894)
      Realized Investment Security (Gains) Losses                        (96)                 92
      Increase in Interest Receivable                                 (1,186)             (3,690)
      (Increase) Decrease in Accounts Receivable and Other Assets        447             (29,527)
      Increase in Interest Payable                                     5,410              15,400
      Increase in Accounts Payable and Other Liabilities              17,925              19,959
      Other                                                              104              (2,379)
        Net Cash Provided By Operating Activities                     78,725              51,294

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                               79,398              18,654
    Proceeds from Maturities and Prepayments                         571,106             142,706
    Purchases                                                       (676,135)           (103,825)
  Investment Securities Held to Maturity:
    Proceeds from Sales                                                    -                 416
    Proceeds from Maturities and Prepayments                               -              20,744
    Purchases                                                              -            (244,755)
  Net Increase in Loans and Leases                                  (224,646)           (433,367)
  Proceeds from Sale of Other Real Estate                              6,850               2,208
  Purchases of Premises and Equipment                                (28,866)            (29,290)
  Proceeds from Sales of Premises and Equipment                          240               2,305
    Net Cash Used In Investing Activities                           (272,053)           (624,204)

Financing Activities:
  Net Decrease in Demand and Savings Deposits                        (90,992)            (90,609)
  Net Increase in Certificates of Deposit                            330,584              73,424
  Net Increase in Short-Term Debt                                    133,529             340,408
  Principal Payments on Long-Term Debt                              (154,914)            (25,466)
  Proceeds From Issuance of Long-Term Debt                               248             150,000
  Cash Dividends Paid                                                (16,289)            (13,867)
  Proceeds from Sale of Common and Treasury Stock                      1,429               4,505
  Repurchase of Common Stock                                               -              (6,109)
    Net Cash Provided By Financing Activities                        203,595             432,286
      Increase (Decrease) in Cash and Cash Equivalents                10,267            (140,624)
  Cash and Cash Equivalents at Beginning of Period                   213,594             424,575
    Cash and Cash Equivalents at End of Period                      $223,861            $283,951

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                        $202,779            $175,960
    Income Taxes                                                      13,000               9,000
  Non-Cash Activity:
    Additions to Other Real Estate in Settlement
      of Loans and Leases                                              8,554                 539
    Reclassification of Operating Leases to (from) Lease Financing     3,439              (4,225)
    Securitization of Residential Loans                               64,025                   -
    Interest Only Strip Created from the Sale of Loans                15,689                   -
    Treasury Stock Reissued To Acquire Business                            -               1,750

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

Bancorp adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. This SFAS requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever circumstances indicate that the carrying value may not be recoverable. An impairment loss is recorded when the sum of the expected future cash flows is less than the carrying amount of the assets. In this situation, an impairment loss is recorded in the amount of the difference between the carrying amount and the present value of the expected future cash flows.

SFAS No. 122, "Accounting for Mortgage Servicing Rights" was also adopted by Bancorp on January 1, 1996. Under this SFAS, when mortgage loans are originated or purchased by Bancorp and subsequently sold or securitized with servicing retained, the cost of the loan shall be allocated between the loan (without servicing) and the fair value of the servicing. Prior to this SFAS, no costs of the loan were allocated to the servicing. Additionally, the SFAS specifies how mortgage servicing rights and excess servicing rights should be evaluated for impairment.

The adoption of SFAS No. 121 and SFAS No. 122 had no material impact on Bancorp's consolidated financial position or results of operations.

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October, 1995. The SFAS encourages, but does not require, adoption of a fair value-based accounting method for stock-based employee compensation plans. Bancorp elected to continue its accounting in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", whereby no compensation expense is recognized for the granting of stock options. Pro forma disclosures of what net earnings and earnings per share would have been had the new fair value method been used will be presented in Bancorp's 1996 annual report on Form 10-K.

Stock Options

In 1996, Bancorp adopted a new stock option plan for the issuance of 300,000 shares of common stock to non-executive officers. The terms of these options are comparable to the terms of the 1988 Stock Option Plan.

Pursuant to this plan as well as Bancorp's 1988 Stock Option Plan and 1992 Outside Director's Stock Option Plan, options to purchase 662,950 shares of Bancorp common stock were granted during the first nine months of 1996. The options have exercise prices ranging from $31.75 to $40.49.


Off-Balance Sheet Financial Agreements

In the normal course of business, Bancorp uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At September 30, 1996, these off-balance sheet instruments consisted of standby letters of credit of $108.4 million, commitments to extend credit of $1.8 billion and interest rate swaps with a notional amount of $2.2 billion.

Recent Events

On October 8, 1996, Bancorp announced the signing of a definitive agreement for the acquisition of South Hillsborough Community Bank ("SHCB"). SHCB, which has $40 million in assets, is a Florida state chartered bank having three offices in Hillsborough County, Florida. SHCB will become a wholly owned subsidiary of Bancorp. This transaction will be accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed will be recorded at estimated fair value. SHCB shareholders will receive shares of common stock of Bancorp having an aggregate value of $7,151,900 as a result of the merger. This transaction is expected to be consummated in late 1996 or early 1997.

Bancorp has approximately $136 million of deposits in Florida as of September 30 through its telebanking program. With the acquisition of SHCB, it is Bancorp's intention to continue its expansion in Florida through additional acquisitions and/or internal growth.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary

Bancorp's net earnings for the third quarter of 1996 were $17.3 million compared to $21.0 million for the third quarter of 1995. Net interest income increased by $8.7 million, or 17%, over the comparable period in 1995. Interest income increased by $13.2 million, or 11%, which more than offset the $4.5 million, or 7%, increase in interest expense. The provision for loan and lease losses increased $10.0 million to cover the growth of total loans and leases and expected net charge-offs during 1996. Noninterest income increased $12.8 million, or 68%, primarily due to gain on sales of loans and leases. Noninterest expense increased $15.2 million, or 42%, primarily as a result of an increase in deposit insurance caused by a one time assessment of $8.0 million for the capitalization of the Savings Association Insurance Fund ("SAIF").

Bancorp's net earnings for the first nine months of 1996 were $57.2 million compared to $52.5 million for the first nine months of 1995. Net interest income increased by $29.7 million, or 20%, over the comparable period in 1995. Interest income increased by $46.5 million, or 14%, which more than offset the $16.8 million, or 9%, increase in interest expense. The provision for loan and lease losses increased $28.8 million to cover an increase in the balance of total loans and leases and expected net charge-offs during 1996. Noninterest income increased $30.5 million, or 72%, primarily due to the increase in other service charges and fees and gain on sales of loans and leases. Noninterest expense increased $21.8 million, or 21%, primarily due to increases in deposit insurance, professional services and other expense.

As noted above, gain on sales of loans and leases made a significant contribution to Bancorp's net income during the third quarter of 1996. Of the $16.2 million gain recorded during this period, $14.5 million was realized from the sale of $204.0 million of residential closed end non-conforming home equity loans originated by Provident Consumer Financial Services ("PCFS"), a division of The Provident Bank ("Provident"), Bancorp's lead bank. PCFS's goals include the origination of $800 million of this product within the next year and the sale of at least $100 million each quarter, market conditions permitting. The following is a summary of selected operational data for PCFS for the past five quarters (in millions):

                                                 Quarter Ended
                             Sept. 1996  June 1996  Mar. 1996  Dec. 1995  Sept. 1995
  Loan Originations             $107.0      $75.4      $41.2      $31.1        $.3
  Loan Sales                     204.0          -          -          -          -
  Gain on Sale of Loans           14.5          -          -          -          -
  Interest and Fees on Loans       4.2        2.8        1.3         .3          -

The following ratios compare Bancorp's returns on average assets and average equity for the first nine months of 1996 and for the year 1995.

                                                  Nine Months Ended      Year Ended
                                                  September 30, 1996  December 31, 1995
  Net Earnings to Average Assets(1)                       1.21%              1.29%
  Net Earnings to Average Shareholders' Equity(1)        16.94%             18.37%

  (1)Net earnings for the nine months ended September 30, 1996 have been annualized.

The ratio of noninterest expense to tax equivalent revenue ("efficiency ratio") was 46.6% for the first nine months of 1996 compared to 56.8% for the first nine months of 1995. For purposes of calculating the efficiency ratio, noninterest expense excludes non-recurring expenses of $8.0 million and $.3 million in 1996 and 1995, respectively. Tax equivalent revenue includes tax equivalent net interest income and noninterest income but excludes non-recurring income of $- and $9.8 million in 1996 and 1995, respectively, and security gains or losses. The improvement in the efficiency ratio was due primarily to increased noninterest income which grew at a proportionately greater rate than noninterest expense.

Nonperforming assets as of September 30, 1996 decreased $16.7 million compared to December 31, 1995, but increased $9.3 million compared to September 30, 1995. The ratio of nonperforming loans to total loans and leases was .47% at September 30, 1996, compared to .86% at December 31, 1995 and .43% at September 30, 1995. The ratio of nonperforming assets to total loans, leases and other real estate owned was .62% at September 30, 1996, compared to .98% at December 31, 1995 and .47% at September 30, 1995.

Net Interest Income

See Table 1 for net interest income on a tax equivalent basis and Table 2 for consolidated average balances, average rates and net interest margin.

Net interest income on a tax equivalent basis increased approximately $29.7 million for the first nine months of 1996 over the comparable period in 1995. This increase resulted from a $16.5 million increase due to changes in volume and a $13.2 million increase which was caused by changes in rates. Volume changes are caused by changes in the average balances of interest earning assets and interest bearing liabilities. The net interest margin was 3.96% for the first nine months of 1996 as compared to 3.82% for the comparable period in 1995. The improvement in the net interest margin during this period reflects the decrease in the average rate paid on interest bearing liabilities of 32 basis points, more than offsetting the decrease in the average rate received on interest earning assets of 15 basis points. The decrease in Bancorp's overall rate on interest bearing liabilities was due to the decline in the rate paid on deposits and long-term debt, which more than offset an increase in higher cost liabilities. The decrease in the average rate earned on interest earning assets was due to a lower average rate earned on commercial and financial loans which was partially offset by an increase in the average rate earned on investment securities. Bancorp's interest bearing liabilities have reacted more quickly to changing interest rates in the environment than its interest earning assets, causing the net interest margin to increase. Interest rate swaps increased the net interest margin by 26 basis points during the first nine months of 1996. During the first nine months of 1995, interest rate swaps decreased the net interest margin by 15 basis points.

In preparing the net interest margin tables, nonaccrual loan balances are included in the average balances for loans and leases. Fees included in interest and fees on loans and leases are as follows: third quarter 1996 - $4.0 million, third quarter 1995 - $4.3 million, year-to-date 1996 - $12.8 million, and year-to-date 1995 - $13.0 million.

Provision for Loan and Lease Losses

For the first nine months of 1996 and 1995, the provision for loan and lease losses was $37.8 million and $9.0 million, respectively. The increase in the provision was the result of two factors. Total loans and leases have increased by $401.1 million, or 9%, over the last twelve months. Additionally, a higher level of charge-offs and lower level of recoveries are expected during 1996 compared to 1995.

Noninterest Income

Third Quarter 1996 Compared to Third Quarter 1995

Noninterest income increased $12.8 million during the third quarter of 1996 compared to the same quarter in 1995. Service charges on deposit accounts increased primarily as a result of increased fee rates on demand deposit accounts, nonsufficient funds and ATM usage. The increase in service charges and fees was primarily due to $2.1 million of gains and fees related to commercial lending being recognized during the third quarter of 1996. Gain on sales of loans and leases increased primarily as a result of $14.5 million in gains on the sale of residential closed end non-conforming home equity loans discussed earlier. Other income decreased primarily due to the recording of $7.1 million in gross gain from the sale of Heritage Savings Bank's ("Heritage") deposits and branches in August 1995.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Noninterest income increased $30.5 million during the first nine months of 1996 compared to the same period in 1995. Service charges on deposit accounts and gain on sales of loans and leases increased primarily for the same reasons given in the quarterly comparison. Other service charges and fees increased primarily due to $8.8 million of gains and fees related to commercial lending realized in 1996 which exceeded the $2.7 million gross gain recognized from the sale of mortgage loan servicing rights in 1995. The increase in other income was primarily the result of the receipt of $10.0 million of additional consideration related to a restructured loan which more than offset the gain on the sale of Heritage's deposits and branches recorded in 1995.

Noninterest Expense

Third Quarter 1996 Compared to Third Quarter 1995

Noninterest expense increased $15.2 million during the third quarter of 1996 when compared to 1995. Equipment expense increased primarily due to the depreciation of expanded telebanking and computer equipment. The increase in deposit insurance expense was due to a one time charge for the capitalization of the SAIF. As a result of the SAIF capitalization charge, future deposit insurance expense is expected to decline by approximately $2 million annually based on current deposit levels and announced assessment rates. Professional fees increased primarily due to a litigation settlement. Marketing expense increased due to the promotion of the MeritValu Frequent Shopper Program. Increases in franchise taxes and loan origination expense were the primary reasons for the increase in other expense.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1995

Noninterest expense increased $21.8 million during the first nine months of 1996 when compared to 1995. Compensation expense, primarily in the area of consumer banking and commercial lending increased as a result of merit and promotion increases, increases in incentives and increased personnel. The explanations of other significant changes in noninterest expense are the same as those given in the quarterly comparison.

Financial Condition

Loans and Leases

Total loans and leases increased $151.4 million during 1996. The increase was primarily due to growth in consumer lease financing and commercial and financial loans.

The  following  table  shows the composition  of  the  commercial  and financial loan category by industry type at September 30, 1996 (dollars in millions):

                                                                         Amount on
                    Type                         Amount         %       Nonaccrual
  Construction                                     $86.8         4            $1.5
  Manufacturing                                    498.0        21             3.9
  Transportation/Utilities                         145.8         6             3.6
  Wholesale Trade                                  229.0        10             1.1
  Retail Trade                                     262.4        11             3.7
  Finance & Insurance                               84.9         4              .5
  Real Estate Operators/Investment                 284.0        12              .6
  Service Industries                               414.8        17             1.2
  Automobile Dealers                                89.1         4               -
  Other(1)                                         269.7        11             1.9
     Total                                      $2,364.5       100           $18.0

  (1) Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

The composition of the commercial mortgage and construction loan categories by property type at September 30, 1996 is shown in the following table (dollars in millions):

                                                                         Amount on
                    Type                         Amount         %       Nonaccrual
  Apartments                                       $96.4        14              $-
  Office/Warehouse                                 145.8        21               -
  Residential Development                           95.1        14              .1
  Shopping/Retail                                  143.0        21               -
  Land                                              40.7         6               -
  Industrial Plants                                 15.4         2               -
  Hotels/Motels                                     33.4         5               -
  Health Facilities                                  4.5         1               -
  Auto Sales and Service                            23.7         3               -
  Churches                                          12.0         2               -
  Mobile Home Parks                                 10.6         1               -
  Other Commercial Properties                       68.8        10               -
     Total                                        $689.4       100             $.1

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

The following table shows the progression of the reserve for loan and lease losses (dollars in thousands):

                                                     1996              1995
  Balance at January 1                              $60,235           $51,979
  Provision for Loan and Lease Losses                37,750             9,000
  Loans and Leases Charged Off                      (37,587)          (11,054)
  Recoveries                                          3,267             5,905
  Balance at September 30                           $63,665           $55,830

Net charge-offs totaled $34.3 million during the first nine months of 1996 compared to $5.1 million for the same time period in 1995. Net charge-offs for commercial lending were $18.5 million which was comprised principally of commercial and financial loans. Net charge-offs for consumer lending were $15.8 million which consisted primarily of instalment loans. As a percentage of total loans and leases outstanding, the reserve was 1.26% at September 30, 1996 compared to 1.23% at December 31, 1995 and 1.20% at September 30, 1995.

Table 3 shows a comparison of the major components of nonperforming assets over the past five quarters along with various asset quality ratios. Nonperforming assets have decreased $16.7 million during the first nine months of 1996. Nonaccrual loans decreased $14.7 million during the first nine months of 1996. Significant activity within nonaccrual loans includes the addition of two loans totaling $8.2 million, the charge-off of five loans totaling $11.1 million, the transfer of two loans to other real estate totaling $6.6 million and the repayment of one loan for $5.2 million. Renegotiated loans decreased $4.0 million primarily due to the sale of one loan. Other real estate increased $2.0 million. Significant activity within other real estate includes the transfer in of two nonaccrual loans totaling $6.6 million, as noted above, and the sale of two properties for $4.8 million. At September 30, 1996, nonperforming assets as a percentage of total loans, leases and other real estate was .62% which compares favorably to Bancorp's most recent five-year average of .94%.

Deposits

Interest bearing deposits increased $269.9 million, or 7%, from December 31, 1995 to September 30, 1996. The increase was a result of the growth in certificates of deposit which has risen $330.6 million during this time period.

Short-Term Debt

Short-term debt increased $133.5 million, or 21%, to $770.8 million during the first three quarters of 1996. The increase was primarily due to the purchase of term federal funds.

Long-Term Debt

During the first nine months of 1996, long-term debt decreased $154.5 million, or 19%, reflecting the repayment of debt, primarily to the Federal Home Loan Bank.

During the third quarter of 1996, Provident amended its medium-term bank notes program to extend its borrowing capacity from $500 million to $1 billion. Under the revised program, both subordinated and unsubordinated debt may be issued at fixed and floating interest rates. The notes under the program are not secured nor are they insured by the FDIC. No additional borrowings have been made under the amended bank notes program as of September 30, 1996.

Capital Resources and Adequacy

During the first nine months of 1996, shareholders' equity increased $38.6 million, or 9%, to $471.2 million. Dividends of $15.9 million on common stock and $397,000 on preferred stock were paid in the first nine months of 1996. Unrealized gains on marketable securities, net of deferred income taxes, decreased $3.7 million during the first nine months of 1996.

The following table of ratios is important to the analysis of the adequacy of capital resources.

                                                  Nine Months Ended       Year Ended
                                                  September 30, 1996   December 31, 1995
  Average Shareholders' Equity to Average Assets             7.15%              7.02%
  Preferred Dividend Payout to Net Earnings                  0.69               3.39
  Common Dividend Payout to Net Earnings                    27.78              22.78
  Tier 1 Leverage Ratio                                      7.18               7.13
  Tier 1 Capital to Risk-Weighted Assets                     7.71               7.52
  Total Risk-Based Capital To Risk-Weighted Assets          11.70              11.77

Bancorp's quarterly dividend on its common stock increased from $.18 per share to $.21 per share effective with the dividend paid in the second quarter of 1996. This higher dividend rate should cause the common and preferred dividend payout ratios to increase in the future.

Capital expenditures planned by Bancorp for building improvements and furniture and equipment in 1996 are currently estimated to be approximately $16 million. Included in this amount are projected capital expenditures for improvements of data processing capabilities and improvement of the branch banking network, with emphasis being placed on enhancing the branches located in local supermarkets and placement of additional ATMs. Bancorp also intends to expand and improve its telephone banking operations. Through September 30, 1996, approximately $10.3 million of these expenditures have been made.

Liquidity

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Bancorp has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash and deposits with other banks. Another source is the generation of new deposits. Bancorp may borrow both short-term and long-term funds. Bancorp has an additional $687.5 million available for borrowing under a $1 billion bank notes program. Additional sources of liquidity include the sale of investment securities and the sale of commercial and consumer loans and leases.

The major source of liquidity for Bancorp on a parent-only basis ("the Parent") is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to the Parent at September 30, 1996 by its banking subsidiaries was approximately $131.9 million. The Parent has not received dividends from its subsidiaries during the first nine months of 1996.

At September 30, 1996, the Parent had $128.0 million of short-term commercial paper outstanding. A portion of commercial paper proceeds was used to fund short-term loans. Contractual lines of credit totaling $175 million have been obtained by the Parent to support its commercial paper borrowings. Also, the Parent has $30 million in general purpose lines of credit. These lines had not been used at September 30, 1996. The Parent had approximately $107.7 million in cash and interest earning deposits at September 30, 1996.

Provident Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements Of Earnings
(unaudited)
(In Thousands)
Table 1.
                                                             Quarter Ended           Nine Months Ended
                                                           Sept.       Sept.         Sept.       Sept.
                                                           1996        1995          1996        1995
Total Interest Income                                    $131,267    $118,058      $384,677    $338,166
Taxable Equivalent Adjustment                                 141         118           398         367

Taxable Equivalent Interest Income                        131,408     118,176       385,075     338,533
Total Interest Expense                                     70,892      66,432       208,189     191,360

Net Interest Income                                        60,516      51,744       176,886     147,173
Provision for Loan and Lease Losses                        14,000       4,000        37,750       9,000

Taxable Equivalent Net Interest Income After
    Provision for Loan and Lease Losses                    46,516      47,744       139,136     138,173

Noninterest Income                                         31,524      18,725        72,907      42,366
Noninterest Expense                                        51,524      36,351       124,402     102,556


Taxable Equivalent Earnings Before Income Taxes            26,516      30,118        87,641      77,983

Applicable Income Taxes                                     9,100       8,990        30,043      25,131

Taxable Equivalent Adjustment                                 141         118           398         367

Net Earnings                                              $17,275     $21,010       $57,200     $52,485
Net Earnings Applicable to Common Stock                   $17,137     $20,372       $56,803     $50,686

Provident Bancorp, Inc. and Subsidiaries
Consolidated Average Balances, Rates and Yields
On a Fully Taxable Equivalent Basis
(unaudited)
(Dollars In Millions)
Table 2.
                                                                  Quarter Ended                      Nine Months Ended
                                                      Sept. 30, 1996     Sept. 30, 1995    Sept. 30, 1996     Sept. 30, 1995
                                                      Average    Avg     Average    Avg    Average    Avg     Average    Avg
                                                      Balance    Rate    Balance    Rate   Balance    Rate    Balance    Rate
Assets:
 Loans and Leases (Net of Unearned Income):
  Commercial Lending:
   Commercial and Financial                            $2,281     9.12%   $2,048     9.76%  $2,252     9.27%   $1,984     9.97%
   Mortgage                                               465     8.93       429     9.34      453     9.08       425     9.23
   Construction                                           222     8.82       209     9.27      238     8.95       197     9.46
   Lease Financing                                        143     7.59       103     7.47      132     7.63       100     7.61
  Consumer Lending:
   Instalment                                             960     9.60       947     9.32      985     9.40       933     8.97
   Residential                                            490     8.82       492     7.95      477     8.50       497     7.98
   Lease Financing                                        485     7.46       262     7.29      422     7.48       229     7.13
    Total Loans and Leases                              5,046     8.95     4,490     9.21    4,959     8.99     4,365     9.23
   Reserve for Loan and Lease Losses                      (65)               (56)              (65)               (55)
    Net Loans and Leases                                4,981     9.07     4,434     9.32    4,894     9.11     4,310     9.35
 Investment Securities:
  Taxable                                               1,097     6.35       898     6.06    1,031     6.44       813     5.87
  Tax-Exempt                                               15     6.40        10     5.76       14     6.20        10     5.87
    Total Investment Securities                         1,112     6.35       908     6.05    1,045     6.44       823     5.87
 Federal Funds Sold and Reverse
   Repurchase Agreements                                    7     5.49        10     5.77       21     5.21        21     5.73
    Total Earning Assets                                6,100     8.57     5,352     8.76    5,960     8.63     5,154     8.78
 Cash and Noninterest Bearing Deposits                    134                151               143                147
 Other Assets                                             205                181               196                161
    Total Assets                                       $6,439             $5,684            $6,299             $5,462
Liabilities and Shareholders' Equity:
 Deposits:
  Demand Deposits                                        $252     1.93      $251     1.96     $253     1.94      $257     2.14
  Savings Deposits                                        573     2.72       640     2.94      587     2.70       656     3.25
  Time Deposits                                         2,991     5.68     2,666     6.22    2,912     5.80     2,682     6.18
   Total Deposits                                       3,816     4.99     3,557     5.33    3,752     5.05     3,595     5.36
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements                                  740     5.30       577     5.88      619     5.29       454     5.92
  Commercial Paper                                        140     5.53       149     5.88      146     5.49       137     5.97
  Short-Term Notes Payable                                  1     5.33         1     5.90        1     6.22         1     5.61
   Total Short-Term Debt                                  881     5.34       727     5.88      766     5.33       592     5.93
 Long-Term Debt                                           742     6.02       489     6.37      791     6.03       418     6.72
   Total Interest Bearing Liabilities                   5,439     5.19     4,773     5.52    5,309     5.24     4,605     5.55
 Noninterest Bearing Deposits                             389                410               399                387
 Other Liabilities                                        146                102               141                 89
 Shareholders' Equity                                     465                399               450                381
   Total Liabilities and Shareholders' Equity          $6,439             $5,684            $6,299             $5,462

Net Interest Spread                                               3.38%              3.24%             3.39%              3.23%

Net Interest Margin                                               3.95%              3.84%             3.96%              3.82%

Provident Bancorp, Inc. and Subsidiaries
Consolidated Quarterly Nonperforming Assets
(unaudited)
(Dollars In Thousands)
Table 3.
                                                                             Quarter Ended
                                                       Sept.        June         Mar.         Dec.         Sept.
                                                       1996         1996         1996         1995         1995
Nonaccrual Loans: (1)
 Commercial Lending:
   Commercial and Financial                            $18,024      $14,283      $26,749      $26,190      $12,231
   Mortgage                                                 48          300        1,162        6,716        1,521
   Construction                                             71           71           78           78           78
   Lease Financing                                       2,653        2,720        2,664        2,605            -
 Consumer Lending:
   Instalment                                                -            -            -          230           30
   Residential                                           2,008        1,489        1,296        1,678        1,367
   Lease Financing                                           -            -            -            -            -
     Total Nonaccrual Loans                             22,804       18,863       31,949       37,497       15,227

Renegotiated Loans (2)                                     787          551          558        4,753        4,886
   Total Nonperforming Loans                            23,591       19,414       32,507       42,250       20,113

Other Real Estate and Equipment Owned:
   Commercial                                            6,477        7,341        7,460        3,714            -
   Closed bank branches                                      -            -            -          189          189
   Residential                                             480          897          989          468          292
   Multifamily                                               -            -          588          594          601
   Land                                                    660          661          663          663          734
     Total                                               7,617        8,899        9,700        5,628        1,816

     Total Nonperforming Assets                        $31,208      $28,313      $42,207      $47,878      $21,929

Loans 90 Days Past Due Still Accruing                  $19,989      $25,426      $31,178      $26,578       $6,309

Total Loans and Leases                               5,047,441    4,996,007    4,890,021    4,896,076    4,646,366

Reserve for Loan and Lease Losses                       63,665       61,169       60,966       60,235       55,830

Total Assets                                         6,483,920    6,428,464    6,243,786    6,205,351    5,955,257

Reserve for Loan and Lease Losses as a Percent of:
  Nonperforming Loans                                   269.87%      315.08%      187.55%      142.57%      277.58%
  Nonperforming Assets                                  204.00%      216.05%      144.45%      125.81%      254.59%
  Total Loans and Leases                                  1.26%        1.22%        1.25%        1.23%        1.20%

Nonperforming Loans as a % of Total
  Loans and Leases                                         .47%         .39%         .66%         .86%         .43%


Nonperforming Assets as a Percent of:
  Total Loans, Leases  and Other Real Estate               .62%         .57%         .86%         .98%         .47%
  Total Assets                                             .48%         .44%         .68%         .77%         .37%

(1) Bancorp generally stops accruing interest on loans and leases when the payment of principal and/or interest is past due 90 days or more.
(2) Loans renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

                     PART II  -  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit filed:

       Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

          Date of Report                    Item 5.  Other Events
       September 19, 1996   Sold $153.7 million of closed-end home equity loans
                              to Lehman ABS Corporation for securitization.
                            Provident's goal is to originate $800 million of home
                              equity loans during the next twelve months and sell
                              approximately $100 million of these originations
                              per calendar quarter, market conditions permitting.

       September 26, 1996   Sold $200 million of closed end non-conforming home
                              equity loans resulting in $13 - $15 million of
                              pre-tax income.
                            Net income for the third quarter of 1996 was projected
                              to be approximately $22 million due to this
                              transaction, along with additions to its loan loss
                              reserve and other expenses incurred during the
                              quarter.

       October 4, 1996      Revised its estimate of net income for the third
                              quarter of 1996 to $17 million as a result of a
                              one-time special assessment on Savings Association
                              Insurance Fund deposits.

All other items required in Part II of this form have been omitted since they are not applicable or not required.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            Provident Bancorp, Inc.
                                                  Registrant





Date:  November 4, 1996                     \s\ John R. Farrenkopf
                                              John R. Farrenkopf
                                              Vice President and
                                           Chief Financial Officer