Form 10-K405
period 1996-12-31
PROVIDENT BANCORP INC
filed 1997-03-25
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

For the Fiscal Year Ended                            Commission File
December 31, 1996                                    No. 1-8019

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of February 28, 1997, there were 41,014,646 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates at February 28, 1997, was approximately $673,900,000 (based upon non-affiliated holdings of 18,091,983 shares and a market price of $37.25 per share).

                 Documents Incorporated by Reference:

      Proxy Statement for the 1997 Annual Meeting of Shareholders (portions which are incorporated by reference into Part III hereof).

                 Please address all correspondence to:

                          John R. Farrenkopf
              Vice President and Chief Financial Officer
                        Provident Bancorp, inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

                      PROVIDENT BANCORP, INC.



                      INDEX TO ANNUAL REPORT

                           ON FORM 10-K




PART I

  ITEM 1.   BUSINESS                                              1
  ITEM 2.   PROPERTIES                                            4
  ITEM 3.   LEGAL PROCEEDINGS                                     4
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   4

PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                           5
  ITEM 6.   SELECTED FINANCIAL DATA                               6
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                   6
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          28
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                  60

PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   60
  ITEM 11.  EXECUTIVE COMPENSATION                               60
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                       60
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       60

PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K                                          60

SIGNATURES                                                       64

                                PART I

ITEM 1.  BUSINESS

Provident Bancorp, Inc.

Provident Bancorp, Inc. ("Bancorp") is a Cincinnati-based commercial banking and financial services company which operates primarily in Ohio and northern Kentucky. Bancorp recently expanded its operations to provide financial services on a national scale further reducing its dependence upon a single geographic region. At December 31, 1996, Bancorp had total assets of $6.8 billion, total deposits of $4.6 billion and total shareholders' equity of $517 million.

Bancorp was incorporated in 1980 for the purpose of acquiring the Common Stock of The Provident Bank ("Provident") owned by American
Financial Group ("AFG"). At December 31, 1996, Carl H. Lindner, certain members of his family and certain entities controlled by and/or established for the benefit of such family members beneficially owned approximately 43% of AFG's and 58% of Bancorp's outstanding voting Common Stock. Bancorp's executive offices are located at One East Fourth Street, Cincinnati, Ohio 45202 and its telephone number is
(513) 579-2000.

Bancorp conducts its banking operations through Provident and The Provident Bank of Kentucky.

Commercial Banking. Central to Bancorp's long-term strategy is the concept of relationship banking with commercial customers that emphasizes attracting new small and middle market customers and cross-selling additional services to established customers. These services include cash management, loan, lease, letter of credit, trade financing and corporate trust activities. Bancorp implements this strategy by attracting and retaining experienced banking officers and rewarding them for originating loans and cross-selling additional services. In addition, Bancorp originates regional and national corporate loan and lease transactions that are consistent with the overall relationship lending strategy of Bancorp. At December 31, 1996, Bancorp's total commercial lending portfolio was $3.4 billion.

Consumer Banking. Bancorp offers deposit accounts providing pricing incentives and various levels of services and benefits depending on the needs of and balances maintained by the customer. Through these accounts, Bancorp believes it can more effectively offer additional banking services such as credit cards, consumer and mortgage loans, home equity loans, auto loans and leases, retirement accounts and investment accounts. Bancorp's total consumer lending portfolio was $1.9 billion as of December 31, 1996.

Retail Distribution. Bancorp's banking subsidiaries have 72 branch offices: 57 in the greater Cincinnati area (including 9 in northern Kentucky), 12 in the greater Dayton area, 1 in Columbus, Ohio and 2 in Cleveland, Ohio. Of the 72 branch offices, 20 are located within food supermarkets. In addition to the banking centers, Bancorp operates 161 ATMs for customers to perform their banking transactions. Bancorp also provides a seven day a week, 24 hour a day telephone customer service center able to respond to customers' questions or instructions.

Other  Operations.   Bancorp  also provides  trust,  custodial,  asset
management and securities brokerage to its customers.

New Financial Services. In recent years, Bancorp has expanded its business in both the financial products it offers and the geographical area it services. The following is a summary of these expansions:

In September 1995, Provident Consumer Financial Services ("PCFS"), a division of Provident, began originating, on a national basis, nonconforming consumer closed end home equity loans. Since its inception through year-end 1996, PCFS has originated $390 million of these type of loans. During 1996, PCFS securitized and sold $310 million of these mortgages to the secondary market for a pre-tax gain of $24 million. Bancorp also plans to use PCFS's network of offices and brokers throughout the United States to expand its business by originating conforming mortgage loans.

During mid-1996, Bancorp introduced its MeritValu program which is an on-line, multiple-merchant frequent shopper rewards program which supports cash, credit card and all other methods of payment by the consumer. The program allows consumers to earn rebates and spend them like cash on goods and services at participating merchants, while the merchants benefit from increased sales and customer data information. As of year-end 1996, the MeritValu program had 68,000 active cardholders, supported by 65 retailers in the Cincinnati area. In February 1997, Bancorp announced an agreement to launch a private label version of MeritValu through the Chambers of Commerce of Greater Ft. Lauderdale, Greater Miami and Greater Boca Raton. The three chambers of commerce represent more than 8,000 businesses in South Florida and a corresponding employee base of about 350,000.

In December 1996, Bancorp acquired Information Leasing Corporation ("ILC"), and its affiliated lease servicing company. ILC is a full service, small ticket equipment leasing company which focuses on establishing strategic relationships with high volume, quality equipment vendors and customers. ILC, which operates throughout the United States, generates its business through contractual vendor programs, master lease agreements, and from small ticket vendor programs. ILC had over $110 million in assets at the time of acquisition.

In February 1997, Bancorp purchased South Hillsborough Community Bank ("SHCB"), a $40 million Florida state chartered bank. SHCB has three offices located in Southeast Hillsborough County, approximately 20 miles south of Tampa. This acquisition will allow Bancorp to expand its presence in the Florida market.

Miscellaneous

The financial services business is highly competitive. The subsidiaries of Bancorp compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies and other financial service entities.

Bancorp and its subsidiaries employed approximately 2,100 employees equating to approximately 1,900 full-time-equivalent employees.

Supervision and Regulation

Bancorp is registered as a bank holding company, and is subject to the regulations of the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to examinations by the Federal Reserve. Bancorp is prohibited by the BHCA from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of any bank or merging or consolidating with another bank holding company, without prior approval of the Federal Reserve. The BHCA, as amended, authorizes interstate bank acquisitions anywhere in the country and effective June 1, 1997 will allow interstate branching by acquisition and consolidation in those states that have not opted out by that date. As of December 31, 1996, Ohio, Kentucky and Florida have not opted out of interstate branching.

Additionally, Bancorp is prohibited by the BHCA from engaging in nonbanking activities, unless such activities are determined by the Federal Reserve to be closely related to banking. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities.

There are various legal and regulatory limits on the extent to which Bancorp's subsidiary banks may pay dividends or otherwise supply funds to Bancorp. In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. See ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity" and Note P included in "Notes to Consolidated Financial Statements".

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

Bancorp's subsidiary banks are "well capitalized" and are not prohibited by FDICIA from accepting brokered deposits or offering interest rates on deposits higher than the prevailing rate in their markets. As of December 31, 1996, Bancorp's subsidiary banks had brokered deposits (as defined) of $765.5 million.

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

ITEM 2.  PROPERTIES

Bancorp and certain of its subsidiaries lease their executive offices at One East Fourth Street, Cincinnati, Ohio and additional space at Three East Fourth Street, Cincinnati, Ohio under leases expiring in 2010 from a trust for the benefit of a subsidiary of AFG. Provident also leases approximately 5,000 square feet of office space from Great American Insurance Company, a subsidiary of AFG. Provident leases approximately 123,000 square feet of additional office space in downtown Cincinnati. Provident owns five buildings in the Queensgate area of Cincinnati that contain approximately 196,000 square feet, of which three buildings are used for offices, data processing and warehouse facilities and two buildings are leased to other parties. Provident owns twenty-five of its branch locations and leases thirty-eight. Bancorp owns a 3,000 square foot building in which Provident Kentucky's main office is located in Alexandria, Kentucky. Bancorp also owns the 12,000 square foot building in Cold Spring, Kentucky in which one of Provident Kentucky's branches is located. In addition to the two branches leased from Bancorp, Provident Kentucky owns two of its branch locations and leases five. SHCB owns one of it branch locations and leases two. For information concerning rental obligations see Note F included in "Notes to Consolidated Financial Statements" that are included in this report in Part II, Item 8.

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

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Common Stock is traded on the NASDAQ National Market under the symbol "PRBK". The following table sets forth, for the periods indicated, the high and low daily closing sales prices as reported on NASDAQ and the quarterly dividends paid by Bancorp. Disclosures relating to Bancorp's Common Stock and per common share information have been adjusted for 3-for-2 common stock splits effective May 24, 1996 and December 19, 1996.

                               1996                            1995
                 Fourth   Third  Second   First  Fourth   Third  Second   First
                 Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter
High             $38.00  $29.25  $25.33  $23.33  $21.56  $18.67  $15.78  $15.67
Low               28.83   22.67   22.11   20.67   17.89   15.22   13.83   13.67
Period End Close  34.00   29.25   23.50   22.44   20.89   18.44   15.39   13.67
Cash Dividends      .14     .14     .14     .12     .12     .12     .11     .11

At February 28, 1997, there were approximately 4,300 holders of record of Bancorp's Common Stock.

In 1996 and 1995 Bancorp paid dividends on its Common Stock of $21.4 million and $16.4 million and on its Preferred Stock of $.5 million and $2.4 million, respectively. Bancorp increased its quarterly dividend rate per share from $.14 to $.16 in February 1997. Bancorp has indicated its intention to pay annual dividends of approximately 30% of recurring net earnings. Recurring net earnings is defined as net earnings excluding the net after-tax effect of certain amounts related to acquisitions, security gains or losses and changes in accounting principles. It is expected that in the next several years, Bancorp's revenues will consist principally of dividends paid to it by its subsidiaries and interest generated from lending and investing activities. A discussion of limitations and restrictions on the payment of dividends by subsidiaries to Bancorp is contained under
ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity" and Note P included in "Notes to Consolidated Financial Statements".

On  November  27,  1996, Provident Capital Trust I, a  business  trust established by Bancorp, issued $100 million of 8.60% Capital Securities ("Capital Securities") and invested the proceeds thereof in 8.60% Junior Subordinated Debentures ("Debentures") issued by Bancorp. Along with the Debentures, Bancorp issued guarantees on the Capital Securities. These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. A further discussion of these transactions is provided in Note H included in "Notes to Consolidated Financial Statements".

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of selected financial data for Bancorp and subsidiaries for the five years ended December 31, 1996. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements included under Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".

                                                      Year Ended December 31,
                                   1996          1995          1994          1993          1992
                                                          (In Thousands)
Total Interest Income             $520,325      $462,396      $345,829      $286,839      $287,622
Net Interest Income                240,068       202,649       181,958       162,836       145,260
Provision for Loan and
   Lease Losses                     47,000        14,000        12,000        12,000        14,663
Earnings Before Cumulative
   Effect of Changes in
   Accounting Principles            81,200        71,860        57,666        51,272        45,764
Net Earnings                        81,200        71,860        57,666        51,272        43,618

Total Loans and Leases           5,311,448     4,896,076     4,204,538     3,389,888     2,900,761
Total Assets                     6,829,088     6,205,351     5,411,491     4,698,433     3,979,888
Total Deposits                   4,596,480     4,178,551     4,068,649     3,231,627     3,130,054
Long-Term Debt                     949,913       820,083       383,433       275,527        38,643
Total Shareholders' Equity         516,805       432,537       359,351       335,892       296,465

Additional financial data and a discussion of major variances in financial operations between the current reporting period and the previous two periods is included in Item 7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the audited consolidated financial statements. Average balances reported are based on daily calculations.

From time to time, Bancorp may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new banking and financial service products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, Bancorp notes that a variety of factors could cause its actual results and experiences to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. These risks and uncertainties include, without limitation, changes in interest rates, developments in the economies served by Bancorp, changes in anticipated credit quality trends and changes in accounting, tax or regulatory practices or requirements.

GENERAL

1996

Bancorp reported net earnings for 1996 of $81.2 million, which represented an increase of $9.3 million (13%) over 1995 net earnings. Net interest income increased $37.4 million (18%) while the provision for loan and lease losses increased $33.0 million. The significant increase in the provision for loan and lease losses was the result of the high level of net charge-offs and the growth in total loans and leases experienced during 1996. Noninterest income increased $42.0 million (74%) primarily due to increases in gain on sales of loans and leases and other service charges and fees. Noninterest expense increased $29.5 million (21%) because of increases in compensation, professional services, deposit insurance and other expense.

Average net loans and leases increased by $555.6 million (13%) in 1996 over the prior year. The majority of the increase was within commercial and financial loans and consumer lease financing which increased $254.3 million (13%) and $208.3 million (84%), respectively. Asset quality ratios improved in 1996, with nonperforming assets decreasing to .42% of total assets compared to .77% in 1995. Both collections and charge-offs of loans were responsible for the decrease. The ratio of net charge-offs to average loans was .85% for 1996 compared to .13% for 1995. A recovery of $5.8 million relating to one borrower which had been charged off in 1991 contributed to the lower ratio experienced in 1995. While management expects some improvement in the net charge-offs to average loans ratio in 1997, management does not think it will approach the ratio realized for 1995.

As noted above, gain on sales of loans and leases made a significant contribution to Bancorp's net income during 1996. Of the $31.0 million gain recorded during the year, $24.3 million was realized from the sale of $312.4 million of residential closed end non-conforming home equity loans originated by PCFS. PCFS's goals include the origination of $800 million of this product within the next year and the sale of at least $100 million each quarter. However, management notes that this is a forward-looking statement and there is no assurance that originations or sales of this magnitude can be made or that they will generate a net profit at the same rate as realized in 1996.

1995

Bancorp reported net earnings for 1995 of $71.9 million, an increase of $14.2 million (25%) over 1994 net earnings. Net interest income increased $20.7 million (11%) while the provision for loan and lease losses increased $2.0 million (17%). Noninterest income increased $20.5 million (56%) primarily due to increases in gains from the sales of loans and leases, mortgage loan servicing rights and Heritage Savings Bank's ("Heritage") deposits and branches. Noninterest expense increased $19.5 million (16%) because of increases in compensation and other expense.

Average net loans and leases increased by $723.5 million (20%) in 1995 compared to 1994. This increase consisted principally of growth in commercial and financial loans of $379.9 million (23%), consumer lease financing of $191.5 million (331%) and instalment loans of $83.1 million (10%). Asset quality was not as strong during 1995 as during 1994. The ratio of nonperforming assets to total assets was .77% and
 .20% as of December 31, 1995 and 1994, respectively. This compares to .76% for the average of the past five years. Net charge-offs as a percentage of average net loans and leases was .13% in 1995 in contrast to .02% for 1994. For the past five years, the average has been .36%. The lower ratios experienced in 1995 and 1994 resulted primarily from the recovery of $11.7 million, which was recognized equally during 1995 and 1994, relating to one borrower.

NET INTEREST INCOME

Net interest income equals the difference between interest earned on loans, leases and investments and interest incurred on deposits and other borrowed funds. Net interest income is affected by changes in both interest rates and the amounts of interest earning assets and interest bearing liabilities outstanding.

Net interest income represents the principal source of income for Bancorp. In 1996, 1995 and 1994, net interest income on a taxable equivalent basis was $240.6 million, $203.1 million and $182.3 million, respectively, which represented approximately 71%, 78% and 83%, respectively, of the net revenues (net interest income plus noninterest income) of Bancorp.

Net interest margin represents net interest income as a percentage of total interest earning assets. For 1996, the net interest margin, on a fully taxable equivalent basis, was 3.96%, compared to 3.82% in 1995 and 4.10% in 1994. The improvement in net interest margin from 1995 to 1996 reflects the average rate paid on interest bearing liabilities, which decreased 29 basis points, more than offsetting the decrease on interest earning assets, which decreased 13 basis points. The decrease in the overall cost of interest bearing liabilities was primarily due to the decline in the rate paid on time deposits, which more than offset an increase in higher cost liabilities. The decrease in the average rate earned on interest earning assets was principally due to a lower average rate earned on commercial and financial loans which was partially offset by an increase in higher yield assets. Bancorp enters into interest rate swap transactions to manage the impact of interest rate moves and interest rate risk. During 1996, interest rate swaps increased the net interest margin by 23 basis points.

The decline in the net interest margin from 1994 to 1995 reflects the average rate paid on interest bearing liabilities, which increased 132 basis points, more than offsetting the increase on interest earning assets, which increased 92 basis points. The increase in the overall cost of interest bearing liabilities was primarily due to an increase in the average balance of time deposits along with higher interest rates paid on time deposits. The increase in interest earning assets was principally due to an increase in the average balance of commercial and financial loans along with higher rates received on commercial and financial loans and instalment loans. During 1995, interest rate swaps decreased the net interest margin by 10 basis points.

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

TABLE 1:  Net Interest Income, Average Balances and Rates

                                                             Year Ended December 31,
                                            1996                     1995                     1994
                                   Average  Income/ Average Average  Income/ Average Average  Income/ Average
                                   Balance  Expense  Rate   Balance  Expense  Rate   Balance  Expense  Rate
                                                             (Dollars in Millions)
ASSETS
Interest Earning Assets:
 Loans and Leases (Net of
  Unearned Income):
  Commercial Lending:
   Commercial and Financial       $2,286.2  $212.0   9.27% $2,031.9  $202.1   9.95% $1,652.0  $142.8   8.64%
   Mortgage                          457.6    41.5   9.07     428.7    39.2   9.15     400.1    34.7   8.68
   Construction                      242.1    21.5   8.89     207.3    19.5   9.40     154.8    12.6   8.13
   Lease Financing                   141.5    11.4   8.02     103.1     7.8   7.54      88.0     6.9   7.81
  Consumer Lending:
   Instalment                        972.9    92.4   9.50     945.6    86.0   9.10     862.5    68.6   7.95
   Residential                       460.3    39.0   8.47     487.9    39.2   8.03     504.1    39.8   7.89
   Lease Financing                   457.7    34.3   7.49     249.4    17.8   7.15      57.9     5.1   8.81
    Total Loans and Leases         5,018.3   452.1   9.01   4,453.9   411.6   9.24   3,719.4   310.5   8.35
 Investment Securities:
  Taxable                          1,027.6    67.0   6.52     835.2    49.6   5.94     681.0    33.4   4.91
  Tax-Exempt                          14.3      .9   6.10      10.3      .6   5.79       4.3      .2   4.71
   Total Investment Securities     1,041.9    67.9   6.52     845.5    50.2   5.94     685.3    33.6   4.90
 Federal Funds Sold and Reverse
  Repurchase Agreements               17.9      .9   5.25      18.2     1.0   5.75      42.9     2.1   4.87
Total Earning Assets               6,078.1   520.9   8.57%  5,317.6   462.8   8.70%  4,447.6   346.2   7.78%
Cash and Noninterest
 Bearing Deposits                    140.8                    146.1                    145.2
Other Assets                         136.3                    112.0                     70.7
 Total Assets                     $6,355.2                 $5,575.7                 $4,663.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
 Deposits:
  Demand Deposits                   $253.5     4.9   1.93%   $255.4     5.3   2.08%   $267.4     5.8   2.17%
  Savings Deposits                   578.1    15.7   2.71     645.7    20.2   3.13     755.1    19.6   2.60
  Time Deposits                    2,989.5   172.3   5.76   2,702.5   166.9   6.17   2,026.9    98.8   4.87
   Total Deposits                  3,821.1   192.9   5.05   3,603.6   192.4   5.34   3,049.4   124.2   4.07
 Short-Term Debt:
  Federal Funds Purchased
   and Repurchase Agreements         610.0    32.2   5.27     489.9    28.6   5.85     328.8    13.7   4.16
  Commercial Paper                   143.6     7.9   5.49     141.5     8.4   5.93     116.6     5.4   4.59
  Short-Term Notes Payable             1.7      .1   5.29       1.5      .1   5.57       1.5      .1   3.84
   Total Short-Term Debt             755.3    40.2   5.31     632.9    37.1   5.86     446.9    19.2   4.27
 Long-Term Debt                      775.3    47.2   6.09     457.8    30.2   6.60     399.7    20.5   5.14
Total Interest Bearing Liabilities 5,351.7   280.3   5.24%  4,694.3   259.7   5.53%  3,896.0   163.9   4.21%
Non-Interest Bearing Deposits        398.8                    391.9                    353.1
Other Liabilities                    145.2                     98.4                     67.8
Shareholders' Equity                 459.5                    391.1                    346.6
Total Liabilities and
 Shareholders' Equity             $6,355.2                 $5,575.7                 $4,663.5
Net Interest Income                         $240.6                   $203.1                   $182.3
Net Interest Margin                                  3.96%                    3.82%                    4.10%
Net Interest Spread                                  3.33%                    3.17%                    3.57%

Interest free funds (interest earning assets less interest bearing liabilities) increased $103.1 million (17%) in 1996 and increased $71.8 million (13%) in 1995. Such funds, consisting primarily of demand deposits and shareholders' equity, supported 12% of total interest earning assets in each of the last three years. In preparing the net interest margin table, nonaccrual loan balances are included in the average balances for loans and leases. Loan fees are included in loan and lease income as follows: 1996 - $17.4 million, 1995 - $18.2 million and 1994 - $15.4 million.

Table 2 shows the changes in net interest income on a tax equivalent basis resulting from changes in volume and changes in rates. Changes not solely due to volume or rate have been allocated proportionately.

TABLE 2:  Net Interest Income Changes Due to Volume and Rates

                                                     Year Ended December 31,
                                               1996 Changes from     1995 Changes from
                                                   1995 Due to           1994 Due to
                                               Volume      Rate      Volume      Rate
                                                             (In Thousands)
Interest Earned On:
   Loans and Leases:
      Commercial Lending:
         Commercial and Financial              $24,184   $(14,295)   $35,834     $23,462
         Mortgage                                2,632       (345)     2,560       1,934
         Construction                            3,138     (1,093)     4,724       2,167
         Lease Financing                         3,055        522      1,146        (245)
      Consumer Lending:
         Instalment                              2,523      3,843      6,989      10,430
         Residential                            (2,277)     2,088     (1,293)        664
         Lease Financing                        15,559        884     13,857      (1,132)
            Net Loans and Leases                48,814     (8,396)    63,817      37,280
   Investment Securities:
      Taxable                                   12,212      5,175      8,393       7,829
      Tax-Exempt                                   238         33        341          56
   Federal Funds Sold                              (14)       (90)    (1,370)        324
         Total                                  61,250     (3,278)    71,181      45,489
Interest Paid On:
   Demand Deposits                                 (39)      (376)      (255)       (240)
   Savings Deposits                             (1,990)    (2,513)    (3,083)      3,666
   Time Deposits                                16,996    (11,536)    37,815      30,258
      Total Deposits                            14,967    (14,425)    34,477      33,684
   Short-Term Debt:
      Federal Funds Purchased                    6,529     (3,008)     8,188       6,779
      Commercial Paper                             123       (634)     1,284       1,751
      Short-Term Notes Payable                      11         (4)         -          25
         Total Short-Term Debt                   6,663     (3,646)     9,472       8,555
   Long-Term Debt                               19,491     (2,540)     3,275       6,413
         Total                                  41,121    (20,611)    47,224      48,652
Net Interest Income                            $20,129    $17,333    $23,957     $(3,163)

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $47.0 million, $14.0 million and $12.0 million in 1996, 1995 and 1994, respectively. The increase of $33 million in 1996 over 1995 is due to the increase in net charge-offs from 1995 to 1996 of $36.2 million and the growth in total loans and leases of $415.4 million (8%) during 1996. The provision for loan and lease losses increased $2.0 million (17%) from 1994 to 1995 due to increases in total loans and leases of $691.5 million (16%) and nonperforming loans of $35.0 million. The ratio of the loan loss reserve as a percentage of total loans and leases has remained consistent over the last three years. The ratio was 1.26% at year-end 1996 compared to 1.23% at year-end 1995 and 1.24% at year-end 1994.

NONINTEREST INCOME

Table 3 details the components of noninterest income and their change since 1994:

TABLE 3:  Noninterest Income

                                                                                      Percentage
                                                                                  Increase (Decrease)
                                                1996        1995        1994      1996/95    1995/94
                                                       (In Thousands)
Service Charges on Deposit Accounts            $21,537     $17,114     $14,891      25.8%      14.9%
Other Service Charges and Fees                  29,328      20,800      15,308      41.0       35.9
Gain on Sales of Loans and Leases               30,955       6,584       1,584     370.2      315.7
Security Gains (Losses)                             96         (86)          -     211.6     (100.0)
Other                                           17,000      12,537       4,682      35.6      167.8
                                               $98,916     $56,949     $36,465      73.7%      56.2%

Noninterest income increased $42.0 million (74%) in 1996 compared to 1995. Service charges on deposit accounts increased primarily due to increased fee rates on corporate and consumer deposit accounts, nonsufficient funds and ATM usage. The increase in other service charges and fees resulted from the recognition of gains and fees related to commercial lending. Gain on sales of loans and leases increased as a result of the sale of residential closed end non-conforming home equity loans by PCFS. Other income increased primarily as a result of the receipt of additional consideration related to a loan that had been restructured as further discussed under "Credit Risk Management".

Noninterest income increased $20.5 million (56%) in 1995 compared to 1994. Service charges on deposit accounts increased due to higher rates on corporate deposit accounts, nonsufficient funds, and ATM fees. Other service charges and fees increased primarily due to a gain on the sale of mortgage loan servicing rights. The sale of equipment leases was the principal reason for the increase in gain on sale of loans and leases. Other income increased chiefly due to a gain from the sale of Heritage's deposits and branches.

NONINTEREST EXPENSE

Table 4 details the components of noninterest expense and their change since 1994:

TABLE 4:  Noninterest Expense

                                                                                      Percentage
                                                                                  Increase (Decrease)
                                                1996        1995        1994      1996/95    1995/94
                                                       (In Thousands)
Salaries and Employee Benefits                 $79,830     $69,810     $62,074      14.4%      12.5%
Occupancy                                        9,673       8,931       7,724       8.3       15.6
Professional Services                           11,463       7,335       5,733      56.3       27.9
Deposit Insurance                               10,824       6,168       6,525      75.5       (5.5)
Equipment Expense                               11,348       9,242       7,996      22.8       15.6
Charges and Fees                                 8,583       7,329       5,213      17.1       40.6
Franchise Taxes                                  5,759       4,038       4,295      42.6       (6.0)
Other                                           30,461      25,579      19,326      19.1       32.4
                                              $167,941    $138,432    $118,886      21.3%      16.4%

Noninterest expense increased $29.5 million (21.3%) for 1996 compared to 1995. Salaries and employee benefits, primarily in the areas of commercial and consumer lending, securities brokerage, and information delivery, increased as a result of merit and promotion increases, increases in incentives and increased personnel. Professional services increased primarily due to increases in management consulting, residential loan subservicing and legal expenses. The increase in deposit insurance expense was due to the one time assessment of $8.2 million for the capitalization of the Savings Association Insurance Fund. Equipment expense increased primarily due to the depreciation of expanded telebanking and computer equipment. Increases in loan origination expense and credit card processing were the primary reasons for the increase in charges and fees. Franchise taxes increased primarily due to the increase in net worth of Bancorp and adjustments made to estimates during 1995 and 1996. Marketing expense, primarily for the MeritValu Frequent Shopper Program, was the primary reason for the increase in other expense.

Noninterest expense increased $19.5 million (16%) for 1995 compared to 1994. Salaries and employee benefits increased as a result of merit and promotion increases, expenses related to the sale of Heritage's branches, and increased personnel in lending, telebanking and electronic delivery systems. Occupancy expense increased primarily due to increased rent expense from additional supermarket branches, ATMs and space for telebanking. Increased professional fees resulted from the Heritage transaction. The increase in equipment expense was primarily due to increased depreciation expense relating to Bancorp's data processing operations. Charges and fees increased due to costs associated with obtaining credit card applications. Increases in marketing, recruiting and insurance expense were the primary reasons for the increase in other expense.

INCOME TAXES

The effective tax rates for 1996, 1995 and 1994 were 34.5%, 32.9% and 34.1%, respectively. The decrease in the effective rate for 1995 reflects the reversal of tax-exempt negative goodwill associated with the sale of Heritage's deposits and branches and the increase in the level of tax-exempt interest income.

INVESTMENT SECURITIES

Investment securities represented approximately 17% of average earning assets in 1996, compared to 16% in 1995 and 15% in 1994. The amortized cost and market value of investment securities at the dates indicated are summarized in Table 5:

TABLE 5:  Investment Securities

                                                        Amortized Cost at December 31,
                                                        1996         1995         1994
                                                               (In Thousands)
Held to Maturity:
  U.S. Treasury and Federal Agency Debentures                $-           $-         $842
  State and Political Subdivisions                            -            -            -
  Mortgage-Backed Securities                                  -            -            -
  Asset-Backed Securities                                     -            -            -
  Other Securities                                            -            -       30,857
    Total Held to Maturity                                    -            -       31,699
Available for Sale:
  U.S. Treasury and Federal Agency Debentures            83,307      191,445      148,991
  State and Political Subdivisions                        5,270            -            -
  Mortgage-Backed Securities                            659,144      629,902      493,524
  Asset-Backed Securities                               200,071       60,000          178
  Other Securities                                       78,992       74,647       36,617
    Total Available for Sale                          1,026,784      955,994      679,310
      Total Securities                               $1,026,784     $955,994     $711,009
                                                          Market Value at December 31,
                                                        1996          1995         1994
                                                                (In Thousands)
Held to Maturity:
  U.S. Treasury and Federal Agency Debentures                $-           $-         $842
  State and Political Subdivisions                            -            -            -
  Mortgage-Backed Securities                                  -            -            -
  Asset-Backed Securities                                     -            -            -
  Other Securities                                            -            -       30,857
    Total Held to Maturity                                    -            -       31,699
Available for Sale:
  U.S. Treasury and Federal Agency Debentures            83,741      191,460      145,337
  State and Political Subdivisions                        5,270            -            -
  Mortgage-Backed Securities                            663,025      633,714      475,028
  Asset-Backed Securities                               200,160       59,892          176
  Other Securities                                       80,711       74,838       33,680
    Total Available for Sale                          1,032,907      959,904      654,221
      Total Securities                               $1,032,907     $959,904     $685,920

Table 6 shows the December 31, 1996, maturities and weighted average yields for investment securities. Yields on equity securities which comprise the fixed rate, due after 10 years classification of other securities have been omitted from the table. A 35% tax rate was used in computing the tax equivalent yield adjustment. The yields shown are calculated based on original cost and effective yields weighted for the scheduled maturity of each security. Mortgage-backed and asset-backed securities are assigned to maturity categories based on their estimated average lives.

TABLE 6:  Investment Securities Yields and Maturities

                                                Fixed Rate                 Floating Rate
                                                                                  Weighted
                                                       Weighted                   Average
                                                       Average                    Yield On
                                         Amortized     Yield To     Amortized     Current
                                           Cost        Maturity       Cost      Coupon Rates
                                                            (In Thousands)
U.S. Treasury and Federal Agency
  Debentures:
    Due in one year or less                $22,103           5.72%       $450           4.06%
    Due after 1 through 5 years             60,754           6.18           -              -
    Due after 5 through 10 years                 -              -           -              -
    Due after 10 years                           -              -           -              -
      Total                                $82,857           6.06%       $450           4.06%

State and Political Subdivisions:
    Due in one year or less                     $-              -%         $-              -%
    Due after 1 through 5 years              5,270           6.15           -              -
    Due after 5 through 10 years                 -              -           -              -
    Due after 10 years                           -              -           -              -
      Total                                 $5,270           6.15%         $-              -%

Mortgage-Backed Securities:
    Due in one year or less                $44,576           7.16%     $6,750           6.16%
    Due after 1 through 5 years            209,409           6.94     329,326           6.51
    Due after 5 through 10 years             9,308           7.44      42,957           6.33
    Due after 10 years                       1,612          10.49      15,206           6.32
      Total                               $264,905           7.01%   $394,239           6.48%

Asset-Backed Securities:
    Due in one year or less                     $-              -%         $-              -%
    Due after 1 through 5 years                  -              -     200,071           5.72
    Due after 5 through 10 years                 -              -           -              -
    Due after 10 years                           -              -           -              -
      Total                                     $-              -%   $200,071           5.72%

Other Securities:
    Due in one year or less                     $-              -%       $250           7.76%
    Due after 1 through 5 years                  1          11.37         445           7.89
    Due after 5 through 10 years                 -              -         300           6.70
    Due after 10 years                      77,996              -           -              -
      Total                                $77,997          11.37%       $995           7.50%

Bancorp executes interest rate swaps to convert floating rate investment securities to a fixed rate. At December 31, 1996, Bancorp had $500 million in fixed receive swaps of which $200 million are callable by the counterparty. The weighted average pay rate and receive rate on the $500 million interest rate swaps were 5.67% and 6.35%, respectively, as of year-end.

LOANS AND LEASES

Average net loans and leases were approximately 81% and 83% of total average earning assets in 1996 and 1995, respectively. Average net loans and leases increased $555.6 million (13%) in 1996 over 1995. Increases in commercial and financial loans of $254.3 million (13%) and consumer lease financing of $208.3 million (84%) were the primary reasons for the increase in loans and leases. Additionally, significant loan origination activity is not fully reflected in the average or ending loan balances due to the sale and securitization of residential loans during 1996. Bancorp does not have a material exposure to foreign loans, energy loans or agricultural loans. Table 7 shows loans and leases outstanding at period end by type of loan:

TABLE 7:  Loan and Lease Portfolio Composition

                                                          December 31,
                              1996            1995            1994            1993            1992
                            $       %       $       %       $       %       $       %       $       %
                                                      (Dollars in Millions)
Commercial Lending:
 Commercial and Financial 2,405    45.8   2,251    46.5   1,878    45.2   1,487    44.4   1,219    42.5
 Mortgage                   476     9.1     449     9.3     420    10.1     398    11.9     263     9.2
 Construction               284     5.4     266     5.5     172     4.2     140     4.2     130     4.5
 Lease Financing            239     4.6     129     2.7     110     2.6     101     3.0      63     2.2
Consumer Lending:
 Instalment                 924    17.6   1,001    20.7     931    22.4     764    22.8     597    20.9
 Residential                392     7.5     466     9.6     508    12.2     500    14.9     629    21.9
 Lease Financing            592    11.3     334     6.9     186     4.5       -       -       -       -
  Total Loans and Leases  5,312           4,896           4,205           3,390           2,901
Reserve for Loan and
 Lease Losses               (67)   (1.3)    (60)   (1.2)    (52)   (1.2)    (41)   (1.2)    (35)   (1.2)
                          5,245   100.0   4,836   100.0   4,153   100.0   3,349   100.0   2,866   100.0

Table 8 shows the composition of the commercial and financial loan category by industry type at December 31, 1996:

TABLE 8:  Commercial and Financial Loans

                                                             Amount on
Type                                  Amount        %       Nonaccrual
                                            (Dollars in Millions)
Construction                            $81.4        3            $1.2
Manufacturing                           527.3       22             3.7
Transportation / Utilities              173.5        7             3.5
Wholesale Trade                         190.0        8             2.2
Retail Trade                            235.3       10              .6
Finance & Insurance                     106.4        4              .5
Real Estate Operators / Investment      300.4       12              .6
Service Industries                      379.5       16              .3
Automobile Dealers                      110.3        5               -
Other (1)                               300.8       13             1.6
                                     $2,404.9      100           $14.2

(1) Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

Table 9 shows the composition of commercial mortgage and construction loans by loan and property type at December 31, 1996:

TABLE 9:  Commercial Mortgage and Construction Loans

                          Owner Operator  Investor Developer  Owner Occupied          Amount on
Type                      Mortgage Const.  Mortgage Const.    Mortgage Const.  Total  Nonaccrual
                                                  (In Millions)
Apartments                     $-     $-     $68.0   $34.0      $3.0     $-   $105.0         $-
Office / Warehouse              -      -      84.9    42.0      26.9    2.8    156.6          -
Residential Development         -      -       3.8    80.5      13.7    5.8    103.8         .2
Shopping Centers                -      -     123.1    42.0      13.0      -    178.1          -
Land                            -      -      24.0    20.2       0.3      -     44.5          -
Industrial Plants               -      -       7.5       -       2.3    5.5     15.3          -
Hotel / Motel / Restaurants  14.2   18.0       0.9     0.6         -      -     33.7          -
Healthcare Facilities         4.2      -       0.3       -         -      -      4.5          -
Auto Sales & Service            -      -      11.9     4.8       7.0      -     23.7          -
Churches                        -      -       3.1     1.4       7.9      -     12.4          -
Mobile Home Parks               -      -       5.9     2.0         -      -      7.9          -
Other Commercial Properties     -      -      42.6    24.1       7.4      -     74.1          -
                            $18.4  $18.0    $376.0  $251.6     $81.5  $14.1   $759.6        $.2

At   December  31,  1996  and  1995,  the  amount  of  first  mortgage
residential  loans  that  were  considered  available  for  sale   was
immaterial.

Loans outstanding at December 31, 1996, are presented in Table 10 by maturity, based on remaining scheduled repayments of principal:

TABLE 10:  Loan Maturities

                                                      After 1
                                         Within     but Through     After
                                         1 Year       5 Years      5 Years       Total
                                                         (In Thousands)
Commercial and Financial               $1,145,871      $888,353    $370,666    $2,404,890
Commercial Construction                    28,528         2,747     252,398       283,673
Residential Construction                      179           284       8,591         9,054
   Total                               $1,174,578      $891,384    $631,655    $2,697,617

Loans Due After One Year:
  At predetermined interest rates                                                $426,304
  At floating interest rates                                                    1,096,735

CREDIT RISK MANAGEMENT

Bancorp maintains a reserve for loan and lease losses to absorb potential losses in its portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans and leases, credit loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in the risk characteristics of the lending portfolio, the reserve is below the level considered by management to be adequate to absorb future loan and lease losses, the provision for loan and lease losses is increased. Loans and leases deemed uncollectible are charged off and deducted from the reserve and recoveries on loans and leases previously charged off are added to the reserve.

Table 11 shows selected information relating to Bancorp's loans, leases and reserves for loan and lease losses:

TABLE 11:  Reserve For Loan and Lease Losses

                                                               December 31,
                                       1996          1995          1994          1993          1992
                                                          (Dollars in Thousands)
Daily Average Net Loans
 and Leases Outstanding             $4,952,841    $4,397,275    $3,673,803    $3,056,470    $2,790,168

Reserve for Loan and Lease
 Losses at Beginning of Period         $60,235       $51,979       $40,542       $35,144       $30,821
Provision Charged to Expense            47,000        14,000        12,000        12,000        14,663
Acquired Reserves                        1,373             -             -           737             -
Other                                        -             -             -             -           238
Loans and Leases Charged Off:
 Commercial Lending:
  Commercial and Financial              17,236         5,096         2,979         3,535         3,414
  Mortgage                               1,945            94           904           752         4,284
  Construction                               -             -             -             -             -
  Lease Financing                            -             -             -             -             -
 Consumer Lending:
  Instalment                            24,342         8,232         5,564         4,549         4,226
  Residential                              199           127           125           102           560
  Lease Financing                        3,087           647             -             -             -
      Total Charge-Offs                 46,809        14,196         9,572         8,938        12,484

Recoveries:
 Commercial Lending:
  Commercial and Financial                 619         6,238         6,614            44           373
  Mortgage                                 333           121           552           165            70
  Construction                               -             -             -             -             -
  Lease Financing                           14             -             -             -             -
 Consumer Lending:
  Instalment                             3,490         1,994         1,806         1,345         1,430
  Residential                               36            13            37            45            33
  Lease Financing                          402            86             -             -             -
      Total Recoveries                   4,894         8,452         9,009         1,599         1,906
Net Loans and Leases
 Charged Off                            41,915         5,744           563         7,339        10,578
Reserve for Loan and Lease
 Losses at End of Period               $66,693       $60,235       $51,979       $40,542       $35,144
Net Charge-Offs to Average
 Net Loans and Leases                      .85%          .13%          .02%          .24%          .38%

Loans and leases are charged off against the reserve when they are determined to be uncollectible. Instalment and commercial and financial loans account for most of the increase in net charge-offs during 1996. Instalment charge-offs increased primarily in indirect auto loans, where inadequate risk adjusted yields are resulting in a declining portfolio, and in the credit card portfolio. Six commercial and financial loans, primarily in the retail segment, totaled $15.1 million in charge-offs. The increase in net charge-offs in 1995 is primarily due to increases in charge-offs of $2.7 million and $2.1 million in instalment and commercial and financial loans, respectively. The high level of recoveries in 1995 and 1994 resulted from recoveries of $5.8 million and $5.9 million, respectively, of a commercial loan that was charged off in 1991.

In 1993, Provident and a commercial customer entered into an agreement in which Provident granted certain concessions on its loans and agreed not to exercise certain rights available to it under the loan documents. In return, the customer issued to Provident 346,718 shares of its common stock, representing 5% of its issued and outstanding common stock, and 74,659 shares of Series B non-voting convertible preferred stock that is convertible into 746,590 shares of its common stock. Although these shares were not registered under the Securities Act of 1933, Provident could require the registration by the customer. In 1995, Provident and the commercial customer amended the agreement whereby certain loan maturity dates were extended and additional funds were made available for future borrowing. In consideration, the customer removed certain restrictions from the selling of these shares and issued a stock warrant for the purchase of an additional 200,000 shares of common stock at the quoted market price as of the date the warrant was issued. Provident sold 375,000 shares and 225,000 shares of common stock during 1996 and 1995, respectively. The proceeds received from the sales resulted in $6.6 million being recorded as other noninterest income during 1996 and $3.1 million and $0.4 million being recorded as loan loss recoveries and interest income, respectively, during 1995. As of December 31, 1996, Bancorp owns 493,308 shares of common stock and common stock equivalents, along with the stock warrant. The stock and stock warrant are recorded at a nominal amount on Bancorp's balance sheet.

Table 12 shows the dollar amount of the reserve for loan and lease losses using management's estimate by principal loan and lease category:

TABLE 12:  Allocation of Reserve For Loan and Lease Losses

                                                       December 31,
                                     1996       1995       1994       1993       1992
                                                      (In Thousands)
Commercial Lending:
 Commercial and Financial          $28,053    $26,280    $22,031    $17,379    $15,575
 Mortgage                            3,993      3,774      3,493      2,993      2,279
 Construction                        4,969      4,824      3,886      3,522      3,915
 Lease Financing                     4,004      1,543      1,355        889        783
                                    41,019     36,421     30,765     24,783     22,552

Consumer Lending:
 Instalment                         17,616     18,683     17,821     14,664     11,180
 Residential                           718        958      1,071      1,095      1,412
 Lease Financing                     7,340      4,173      2,322          -          -
                                    25,674     23,814     21,214     15,759     12,592

                                   $66,693    $60,235    $51,979    $40,542    $35,144

Management considers the present allowance to be appropriate and adequate to cover losses inherent in the loan and lease portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in economic conditions could result in an increase in the risk characteristics of the loan and lease portfolio and an increase in the provision for loan and lease losses.

Table 13 presents a summary of various indicators of credit quality:

TABLE 13:  Credit Quality

                                                              December 31,
                                1996             1995             1994             1993             1992
                             $        %       $        %       $        %       $        %       $        %
                                                          (Dollars In Thousands)
Nonperforming Assets
Nonaccrual Loans (1):
 Commercial Lending:
  Commercial & Financial   14,164    49.7   26,190    54.7    2,973    28.0   10,740    39.7   11,289    27.7
  Mortgage                    103      .4    6,716    14.0    1,869    17.6    3,861    14.3    6,459    15.9
  Construction                 71      .2       78      .2       78      .7      554     2.0      454     1.1
  Lease Financing           3,973    13.9    2,605     5.4        -       -        -       -        -       -
                           18,311    64.2   35,589    74.3    4,920    46.3   15,155    56.0   18,202    44.7

 Consumer Lending:
  Instalment                    -       -      230      .5        -       -      276     1.0      782     1.9
  Residential               2,805     9.8    1,678     3.5    1,396    13.2    2,344     8.7    6,277    15.4
  Lease Financing               -       -        -       -        -       -        -       -        -       -
                            2,805     9.8    1,908     4.0    1,396    13.2    2,620     9.7    7,059    17.3

  Total Nonaccrual Loans   21,116    74.0   37,497    78.3    6,316    59.5   17,775    65.7   25,261    62.0

Renegotiated Loans (2)        786     2.8    4,753     9.9      961     9.1      408     1.5      125      .3
  Total Nonperforming
   Loans                   21,902    76.8   42,250    88.2    7,277    68.6   18,183    67.2   25,386    62.3

Other Real Estate and
 Equipment Owned:
  Commercial                6,102    21.4    3,714     7.8      714     6.8    3,679    13.6    9,175    22.5
  Closed Bank Branches          -       -      189      .4      311     2.9      348     1.3    1,111     2.7
  Residential                 475     1.7      468     1.0      350     3.3    2,140     7.9    2,151     5.3
  Multifamily                   -       -      594     1.2    1,094    10.3      676     2.5      786     2.0
  Land                         15      .1      663     1.4      857     8.1    2,019     7.5    2,113     5.2
                            6,592    23.2    5,628    11.8    3,326    31.4    8,862    32.8   15,336    37.7

  Nonperforming Assets     28,494   100.0   47,878   100.0   10,603   100.0   27,045   100.0   40,722   100.0

Loans 90 Days Past Due -
 Still Accruing            18,751           26,578            4,673            2,715            1,476

Loan and Lease Loss
 Reserve as a Percent of:
  Total Loans and Leases             1.26             1.23             1.24             1.20             1.21
  Nonperforming Loans              304.51           142.57           714.29           222.97           138.44
  Nonperforming Assets             234.06           125.81           490.23           149.91            86.30
Nonperforming Loans as a
 Percent of Total Loans
 and Leases                           .41              .86              .17              .54              .88
Nonperforming Assets as a
 Percent of:
  Total Loans, Leases and
   Other Real Estate and
   Equipment                          .54              .98              .25              .80             1.40
  Total Assets                        .42              .77              .20              .58             1.02

(1) Bancorp generally stops accruing interest on loans and leases when the payment of principal and/or interest is past due 90 days or more.
(2) Loans renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

Nonperforming assets decreased $19.4 million during 1996. Nonaccrual loans decreased $16.4 million during 1996. Significant activity within nonaccrual loans included the addition of three loans totaling $9.6 million, the charge-off of five loans totaling $11.1 million, the transfer of two loans to other real estate and equipment totaling $6.6 million and two loans being brought current and removed from nonaccrual status for $8.2 million. Renegotiated loans decreased $4.0 million primarily due to the sale of one loan.

Nonperforming assets increased $37.3 million during 1995. Nonaccrual loans increased $31.2 million during 1995, primarily due to four loans being placed on nonaccrual status. Renegotiated loans increased principally due to one loan being restructured. Other real estate and equipment owned increased primarily due to property on an operating lease being reclassified due to the bankruptcy of the lessee.

When a loan is placed on nonaccrual status or is renegotiated, the recognition of interest income differs from what would have been recognized had the loan retained its original terms. The gross amount of interest income recognized during 1996 with respect to these loans was $499,000 compared to $2,323,000 that would have been recognized had the loans remained current in accordance with their original terms.

Of the $21.1 million in nonaccrual loans at December 31, 1996, management estimates approximately $3.9 million of potential loss. The loss estimate is based, in part, upon information from Provident's credit watch and impaired loan lists ("lists"), and loss exposure reports. The lists are prepared quarterly following detailed discussions between lending officers, the credit and loan review departments and senior management. The lists include nonperforming loans along with loans and leases that were classified by bank examiners. The lists also include loans and leases where potential borrower problems may raise concern about the ability of the borrower to comply with the present loan repayment terms. These loans and leases, while not nonperforming or necessarily expected to result in losses, are considered in need of closer monitoring. The loss exposure report is prepared monthly and updates loan and lease balance information and loss estimates from the previous lists. The loss exposure report also includes other real estate owned balances and any loss exposure involving other real estate.

The year-end 1996 lists and loss exposure reports included approximately $37.6 million of loans and leases that were current, but which due to the possible credit problems of such borrowers that were known by management or other factors, were considered to be in need of closer monitoring. Through an ongoing monitoring process, the value of the collateral securing these loans and leases is analyzed each quarter to determine loss potential. A review of pertinent loan and lease information, including borrower financial statements and collateral appraisals, determined that loans and leases with an aggregate principal amount of approximately $14.2 million had some loss potential. The loss potential was estimated to be approximately $7.0 million. In determining this estimate, collateral values are carefully examined on an ongoing basis. Management considers the present reserve for loan and lease losses of $66.7 million to be appropriate and adequate to cover the estimated losses in the lending portfolio.

DEPOSITS

Average total interest bearing deposits increased 6% during 1996 to $3.8 billion after increasing 18% during 1995 to $3.6 billion. Increases in brokered deposits and public fund time deposits were the primary reasons for the increase in interest bearing deposits. For 1996 and 1995, average total interest bearing deposits represented 71% and 77%, respectively, of average interest bearing liabilities. Bancorp does not have a material amount of foreign deposits. Table 14 presents a summary of period end deposit balances:

TABLE 14:  Deposits

                                                                     December 31,
                                                               1996      1995      1994
                                                                    (In Millions)
Noninterest Bearing                                             $554      $524      $452
Interest Bearing Demand Deposits                                 273       263       273
Savings Deposits                                                 559       625       712
Certificates of Deposit Less than $100,000                     1,792     1,575     1,530
Certificates of Deposit of $100,000 or More                    1,418     1,192     1,102
                                                              $4,596    $4,179    $4,069

At December 31, 1996, the maturities of deposits of $100,000 or more are as follows (In Millions):

         3 months or less                            $327
         Over 3 through 6 months                      325
         Over 6 through 12 months                     119
         Over 12 months                               647
            Total                                  $1,418

Included  in Certificates of Deposit ("CD's") of $100,000 or  more  at
December 31, 1996, 1995 and 1994 are brokered deposits of $765 million, $752 million and $694 million, respectively.

In 1995, Bancorp began issuing brokered CD's with embedded call options combined with interest rate swaps with matching call dates as part of its CD program. Bancorp has the right to redeem the CD's on specific dates prior to their stated maturity while the interest rate swaps are callable at the option of the swap counterparty. The terms and conditions of the call options embedded in the interest rate swaps match those of the CD's, offsetting any option risk exposure to Bancorp. At December 31, 1996, Bancorp had $356 million of callable CD's.

BORROWED FUNDS

Borrowed funds are an important source of funds to support earning assets. In 1996, average short-term debt increased $122.4 million (19%), while average long-term debt increased $317.5 million (69%). The increase in the average balance for federal funds purchased and repurchase agreements was the primary reason for the increase in average short-term debt in 1996. The issuance of $300 million in medium-term bank notes in December 1995 was the primary reason for the increase in average long-term debt in 1996.

In November 1996, Provident Capital Trust I (the "Trust") was formed for the purpose of issuing $100 million of preferred capital securities ("Capital Securities"). The Capital Securities, which qualify as Tier 1 capital for bank regulatory purposes, have a stated rate of 8.6% and mature on December 1, 2026. The proceeds from the Capital Securities became part of Bancorp's general funds for use in its business. For financial reporting purposes, the accounts of the Trust are included in the consolidated financial statements of Bancorp, with the Capital Securities being classified as long-term debt and its related distributions classified as interest on long-term debt.

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

CAPITAL RESOURCES

Total stockholders' equity at December 31, 1996 and 1995 was $516.8 million and $432.5 million, respectively. The increase in the stockholders' equity during 1996 was primarily the result of net income exceeding dividends paid for the year.

The following table reflects various measures of capital and its performance for the past three years:

TABLE 15:  Return on Equity and Assets

                                              1996      1995      1994

Net Earnings to Average Assets                1.28%     1.29%     1.24%
Net Earnings to Average Total Equity         17.67     18.37     16.64
Average Total Equity to Average Assets        7.23      7.02      7.43
Common Dividend Payout to Net Earnings       26.40     22.78     25.47
Preferred Dividend Payout to Net Earnings      .66      3.39      5.15

Cash dividend payout is continually reviewed by management. Bancorp has indicated its intention to pay annual dividends of approximately 30% of recurring net earnings. Recurring net earnings is defined as net earnings excluding the net after-tax effect of certain amounts related to acquisitions, security gains or losses and changes in accounting principles. Bancorp declared two common dividend rate increases during 1996. In April 1996, the quarterly dividend rate was increased from $.122 to $.140 per share beginning with second quarter dividend payments. In December 1996, Bancorp announced the quarterly dividend rate will be raised to $.160 per share beginning with dividend payments made in 1997. Bancorp also increased the common dividend rate during 1994 and 1995 by $.013 and $.011, respectively.

Over the past two years, the preferred dividend payout to net earnings ratio has decreased significantly due to two events. First, Bancorp elected in the fourth quarter of 1994 to change the preferred dividend rate to a rate equivalent to that paid on its Common Stock, as permitted by the terms of the preferred stock. Second, fewer shares of the preferred stock are outstanding as 301,146 shares were converted into 4,234,865 shares of Common Stock in December 1995. As of December 31, 1996, 70,272 shares of D Preferred remain outstanding which is convertible into 988,200 shares of Common Stock.

Bancorp's capital expenditure program in recent years has included expansion and improvement in the branch, ATM, and telebanking networks, and improvements to data processing capabilities of Bancorp. Capital expenditures for 1997 are estimated to be approximately $9 million and include the purchase or construction of system applications, data processing equipment, ATMs and branches. Management believes that currently available funds and funds provided by normal operations will be sufficient to meet capital requirements.

LIQUIDITY

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Bancorp has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash and deposits with other banks. Additional sources of liquidity include the sale of investment securities classified as available for sale and the sale of commercial and consumer loans and leases. Provident sold $469.3 million of residential mortgage loans during 1996. Another source for providing liquidity is the generation of new deposits. Total deposits increased by 10% during 1996 to $4.6 billion. Bancorp may borrow both short-term and long-term funds. Bancorp obtained $228.4 million in long-term borrowings during 1996 and has an additional $688.1 million available for borrowing under a medium-term bank note program. Approximately $67.1 million of long-term debt is due to be repaid during 1997.

Although no significant capital expenditures are expected for Bancorp on a parent-only basis (the "Parent") during 1997, the Parent still has liquidity needs. The Parent's primary liquidity needs will be the payment of dividends to its preferred and common shareholders, funds for activity within commercial paper and interest payments on long-term debt. The major source of liquidity for the Parent is dividends paid to it by its subsidiaries. The Parent received dividends of $25 million in 1996, $23 million in 1995 and $26 million in 1994 from its subsidiaries. The maximum amount available for dividends that may be paid in 1997 to the Parent by Provident without approval is approximately $96.1 million, plus 1997 net earnings. Dividends of approximately $3.8 million plus 1997 net earnings may be paid in 1997 by Provident Kentucky. Management believes that amounts available from the banking subsidiaries will be sufficient to meet the Parent's liquidity requirements in 1997. Under the Federal Deposit Insurance Corp. Improvement Act of 1991 ("FDICIA"), an insured depository institution, such as Bancorp's banking subsidiaries, would be prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the statute). A discussion of restrictions on transfer of funds from subsidiaries to Bancorp is presented in Note P, included in "Notes to Consolidated Financial Statements".

Additional sources of liquidity to the Parent include loan payments and sales of investment securities. At December 31, 1996, the Parent had $175 million and $40 million in lines of credit with unaffiliated banks to support commercial paper borrowings of $139.7 million and other general obligations, respectively. As of February 28, 1997, these lines had not been used.

OFF-BALANCE SHEET FINANCIAL AGREEMENTS

Bancorp employs derivatives, such as interest rate swaps, interest rate caps, financial futures and forward contracts primarily to manage the interest rate risk inherent in Bancorp's core businesses.

Bancorp uses interest rate swaps as its primary off-balance sheet financial instrument. At December 31, 1996, approximately $2.1 billion in interest rate swaps held by Bancorp essentially convert a fixed rate of interest into a shorter repricing frequency. Approximately $1.6 billion are pay variable receive fixed swaps used to convert the interest rate sensitivity of long-term fixed rate deposit and debt liabilities to a floating interest rate based on LIBOR. Bancorp also employs $500 million of this type of swap in association with floating rate collateralized mortgage obligations ("CMO's") and asset backed securities to create a synthetic fixed rate investment portfolio with a reduced prepayment risk profile.

Interest rate swaps in which Bancorp pays a fixed rate of interest in exchange for receiving a floating interest rate of LIBOR or prime rate are used to manage the interest rate risk associated with long-term fixed rate commercial and residential real estate mortgage loans. Bancorp had $32 million of pay fixed receive variable rate swaps at December 31, 1996.

Bancorp manages the credit risk in these transactions through its counterparty credit policy, which limits transacting business only with counterparties classified as investment grade by the rating agencies of Moody's and Standard & Poor's. Generally, Bancorp requires bilateral collateral agreements as a technique to reduce credit risk. These bilateral collateral agreements have threshold credit limits above which investment securities must be pledged as collateral for the mark-to-market. At December 31, 1996, Bancorp pledged investment securities with a carrying value of $4.4 million as collateral to two of its counterparties to cover the mark-to-market. As a second credit risk measure, Bancorp utilizes bilateral netting of interest payments. The frequency and timing of the interest payments are matched between counterparties, thereby reducing the credit exposure.

At December 31, 1996, there were no past due amounts on any interest rate swap. Bancorp has never experienced a credit loss related to an off-balance sheet position, and does not reserve for credit losses on these transactions.

The following table shows the composition of interest rate swap agreements as of December 31, 1996:

TABLE 16: Interest Rate Swap Agreement Maturities

                                   1997        1998        1999        2000     Thereafter     Total
                                                 (Dollars in Millions)
Pay fixed receive variable
  Notional Amount                    $12          $-          $1          $8         $11         $32
  Average Receive Rate              5.54%          -        5.56%       7.20%       8.25%       6.83%
  Average Pay Rate                  6.54%          -        7.86%       6.91%       8.59%       7.36%
Pay variable receive fixed
  Notional Amount                   $622        $160        $301        $398        $621      $2,102
  Average Receive Rate              6.02%       5.56%       6.71%       6.08%       6.82%       6.33%
  Average Pay Rate                  5.64%       5.61%       5.63%       5.63%       5.59%       5.62%
Totals
  Notional Amount                   $634        $160        $302        $406        $632      $2,134
  Average Receive Rate              6.01%       5.56%       6.70%       6.10%       6.85%       6.34%
  Average Pay Rate                  5.66%       5.61%       5.64%       5.65%       5.64%       5.65%

The changes in interest rate swap agreements for the years ended December 31 were as follows:
                                                   1996           1995
                                                     (In Millions)
Beginning Notional Amount                        $1,802         $1,556
New Contracts                                       729          1,004
Matured / Terminated Contracts                     (397)          (758)
Ending Notional Amount                           $2,134         $1,802

Bancorp uses financial futures contracts and forward contracts to manage interest rate risk in a manner similar to interest rate swap agreements. At December 31, 1996, Bancorp had no outstanding positions in financial futures contracts or forward contracts.

Bancorp maintains a portfolio of interest rate caps sold to corporate customers at their request to manage the interest rate risk associated with their borrowings. Bancorp offsets the interest rate risk of customer cap transactions by purchasing an offsetting position in interest rate caps of matching terms. Bancorp executes these transactions as a customer convenience and does not consider itself to be a dealer in these financial instruments. At December 31, 1996, Bancorp's positions in matched customer interest rate caps were $146.8 million in notional principal amount.

Interest rate swaps increased the net interest margin by 23 basis points in 1996, decreased the net interest margin by 10 basis points in 1995, and increased the net interest margin by 13 basis points in 1994.

INTEREST RATE SENSITIVITY

Recognizing that interest rate risk is inherent in its core business activities and understanding that fluctuating interest rates may cause volatility in its net interest income, Bancorp actively engages in the interest rate risk management process. At December 31, 1996, Bancorp's interest rate sensitivity position was within established guidelines.

Bancorp develops forecasts and assumptions as to deposit growth and mix, loan growth and mix, deposit and loan pricing spreads, early repayment of assets and early redemption of liabilities. The resulting impact on net interest income is then evaluated, given potential changes in interest rate risk.

Bancorp actively manages and makes modifications to its balance sheet through product structuring, product pricing, and promotional offerings to achieve its targeted interest rate risk management objectives. If management believes additional modifications to Bancorp's sensitivities are warranted, off-balance sheet financial agreements such as interest rate swaps, interest rate caps and futures contracts are employed. At December 31, 1996, Bancorp had positions in interest rate swaps and interest rate caps and had no positions in futures contracts. A summary of the interest rate swap positions may be found in Note M of the "Notes to Consolidated Financial Statements".

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

Table 17 provides a summary of Bancorp's gap analysis, which measures the difference between interest sensitive assets and liabilities repricing in the same time period. For this analysis, cash flow of assets and liabilities are segregated by their stated or forecasted repricing intervals. The forecasted repricing includes assumptions of early loan repayments, specifically in the areas of instalment and residential mortgage loan receivables. These prepayment assumptions are based on industry average prepayment rates for these loan products. Similarly, assumptions are made to the anticipated repricing and maturity characteristics of liability products with managed interest rates such as NOW and money market accounts. Adjustments are then made for the impact of off-balance sheet derivatives. Bancorp manages its gap through a targeted 12 month cumulative time horizon. At December 31, 1996, management assessed its gap position as a liability sensitivity of approximately 12% through the 12 month cumulative period. A liability sensitivity implies potential margin compression in a rising rate environment, and potential margin expansion in a falling rate environment.

TABLE 17:  Interest Rate Sensitivity

                                                         Repricing Time Periods
                                            Within     4 - 12    1 - 5    Over 5
                                           3 Months    Months    Years    Years     Total
                                                         (Dollars in Millions)
Interest Earning Assets:
Loans and Leases                             $2,773       $659   $1,586     $293     $5,311
Investments Securities                          612         59      198      164      1,033
Federal Funds Sold and Reverse
 Repurchase Agreements                           71          -        -        -         71
    Total Interest Earning Assets             3,456        718    1,784      457      6,415

Interest Bearing Liabilities:
Deposits                                      1,173      1,524    1,010      335      4,042
Short-Term Debt                                 600          -        -        -        600
Long-Term Debt                                  177         32      385      356        950
  Total Interest Bearing Liabilities          1,950      1,556    1,395      691      5,592

Interest Rate Swaps                          (1,880)       419      948      513          -

Interest Sensitivity Gap                      $(374)     $(419)  $1,337     $279       $823

Cumulative Interest Sensitivity Gap                      $(793)    $544     $823

Cumulative Gap as a Percent of
  Earning Assets                                          (12%)       8%      13%

IMPACT OF INFLATION AND CHANGING PRICES

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from capital intensive companies that have a significant investment in fixed assets or inventories. However, inflation does have an important impact in the banking industry. During periods of inflation, monetary assets lose value, while monetary liabilities gain value. This results in the need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation can also have a significant effect on noninterest expenses, which tend to rise during periods of general inflation. Inflation has not had a material effect on Bancorp in the recent past.

Bancorp's ability to react to changes in interest rates has a significant impact on financial results. As discussed previously, management attempts to increase or decrease interest rate sensitivity in order to protect against wide interest rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    INDEX TO FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors                  29

Financial Statements:

Provident Bancorp, Inc. and Subsidiaries
    Consolidated Balance Sheets                                     30
    Consolidated Statements of Earnings                             31
    Consolidated Statements of Changes in Shareholders' Equity      32
    Consolidated Statements of Cash Flows                           33
    Notes to Consolidated Financial Statements                      34

Supplementary Data:

Quarterly Consolidated Results of Operations (unaudited)            59

           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors
Provident Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Provident Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the management of Provident Bancorp, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident Bancorp, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                             ERNST & YOUNG LLP




Cincinnati, Ohio
January 13, 1997

                       PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)
                                                                      December 31,
                                                                  1996          1995
                            ASSETS
Cash and Noninterest Bearing Deposits                            $208,097      $213,594
Federal Funds Sold and Reverse Repurchase
  Agreements                                                       70,650             -
Investment Securities Available for Sale
  (amortized cost - $1,026,784 and $955,994)                    1,032,907       959,904
Loans and Leases (Net of Unearned Income):
  Commercial Lending:
    Commercial and Financial                                    2,404,890     2,250,542
    Mortgage                                                      475,882       448,906
    Construction                                                  283,673       266,354
    Lease Financing                                               239,064       128,686
  Consumer Lending:
    Instalment                                                    924,561     1,000,940
    Residential                                                   391,615       466,422
    Lease Financing                                               591,763       334,226
      Total Loans and Leases                                    5,311,448     4,896,076
    Reserve for Loan and Lease Losses                             (66,693)      (60,235)
      Net Loans and Leases                                      5,244,755     4,835,841
Premises and Equipment                                            145,641        90,976
Other Assets                                                      127,038       105,036
                                                               $6,829,088    $6,205,351

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                          $554,262      $523,631
    Interest Bearing                                            4,042,218     3,654,920
      Total Deposits                                            4,596,480     4,178,551
  Short-Term Debt                                                 599,540       637,240
  Long-Term Debt                                                  949,913       820,083
  Accrued Interest and Other Liabilities                          166,350       136,940
      Total Liabilities                                         6,312,283     5,772,814
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized:
    Series D, 70,272 Issued                                         7,000         7,000
  Common Stock, No Par Value, $.30 Stated Value:
    60,000,000 Shares Authorized, 40,655,916 and
    39,474,925 Issued                                              11,973        11,703
  Capital Surplus                                                 160,586       137,313
  Retained Earnings                                               326,599       265,017
  Reserve for Retirement of Capital  Securities                     6,667         9,000
  Treasury Stock, 2,534 Shares in 1995                                  -           (38)
  Unrealized Gain on Marketable Securities
    (net of deferred income tax)                                    3,980         2,542
      Total Shareholders' Equity                                  516,805       432,537
                                                               $6,829,088    $6,205,351

See notes to consolidated financial statements.

                        PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS
                          (In Thousands, Except Per Share Data)
                                                              Year Ended December 31,
                                                           1996       1995       1994
Interest Income:
 Interest and Fees On Loans and Leases                   $451,805   $411,336   $310,203
 Interest on Investment Securities:
  Taxable                                                  67,013     49,626     33,404
  Exempt from Federal Income Taxes                            566        389        131
                                                           67,579     50,015     33,535
 Interest on Federal Funds Sold and Reverse
  Repurchase Agreements                                       941      1,045      2,091
   Total Interest Income                                  520,325    462,396    345,829
Interest Expense:
 Interest on Deposits:
  Savings and Demand Deposits                              20,598     25,516     25,428
  Time Deposits                                           172,341    166,881     98,808
                                                          192,939    192,397    124,236
 Interest on Short-Term Debt                               40,130     37,113     19,086
 Interest on Long-Term Debt                                47,188     30,237     20,549
  Total Interest Expense                                  280,257    259,747    163,871
   Net Interest Income                                    240,068    202,649    181,958
Provision for Loan and Lease Losses                       (47,000)   (14,000)   (12,000)
 Net Interest Income After Provision for
  Loan and Lease Losses                                   193,068    188,649    169,958
Noninterest Income:
 Service Charges on Deposit Accounts                       21,537     17,114     14,891
 Other Service Charges and Fees                            29,328     20,800     15,308
 Gain on Sales of Loans and Leases                         30,955      6,584      1,584
 Security Gains (Losses)                                       96        (86)         -
 Other                                                     17,000     12,537      4,682
  Total Noninterest Income                                 98,916     56,949     36,465
Noninterest Expenses:
 Compensation:
  Salaries                                                 65,448     56,773     50,529
  Benefits                                                 10,544      9,180      8,324
  Profit Sharing                                            3,838      3,857      3,221
 Occupancy                                                  9,673      8,931      7,724
 Professional Services                                     11,463      7,335      5,733
 Deposit Insurance                                         10,824      6,168      6,525
 Equipment Expense                                         11,348      9,242      7,996
 Charges and Fees                                           8,583      7,329      5,213
 Franchise Taxes                                            5,759      4,038      4,295
 Other                                                     30,461     25,579     19,326
  Total Noninterest Expenses                              167,941    138,432    118,886
Earnings Before Income Taxes                              124,043    107,166     87,537
Applicable Income Taxes                                    42,843     35,306     29,871
  Net Earnings                                            $81,200    $71,860    $57,666
Net Earnings Per Common Share:
 Primary                                                    $1.97      $1.93      $1.53
 Fully Diluted                                               1.94       1.75       1.40
Average Primary Shares                                     40,873     35,919     35,822
Average Fully Diluted Shares                               41,941     41,141     41,075

See notes to consolidated financial statements.

                                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Dollars in Thousands, Except Per Share Data)
                                                                         Reserve for            Unrealized
                                                                         Retirement           Gains (Losses)
                                  Preferred  Common   Capital  Retained  of Capital  Treasury On Marketable
                                    Stock    Stock    Surplus  Earnings  Securities   Stock     Securities
Balance at January 1, 1994         $37,000  $10,406  $107,625  $169,339     $11,667       $-          $(145)

  Net Earnings                                                   57,666
  Cash Dividends Declared on
    Common Stock, $.42 Per Share                                (14,687)
  Cash Dividends Declared on
    8% Preferred Stock                                           (2,971)
  Allocation for Retirement of
    Capital Securities                                           (3,000)      3,000
  Retirement of Capital
    Securities                                                    4,000      (4,000)
  Exercise of Stock Options                      21       717
  Adjustment for Decrease in
    Value of Marketable Securities                                                                  (16,083)
  Purchase of Treasury Stock                                                            (211)
  Sale of Treasury Stock                                             11                   77
  Adjustment to Value of
    Restricted Shares                                    (981)
  Other                                                   (97)       (3)

Balance at December 31, 1994        37,000   10,427   107,264   210,355      10,667     (134)       (16,228)

  Net Earnings                                                   71,860
  Cash Dividends Declared on
    Common Stock, $.47 Per Share                                (16,372)
  Cash Dividends Declared on
    Preferred Stock, $6.56
    Per Share                                                    (2,437)
  Allocation for Retirement of
    Capital Securities                                           (2,333)      2,333
  Retirement of Capital
    Securities                                                    4,000      (4,000)
  Exercise of Stock Options                      15       845
  Adjustment for Increase in
    Value of Marketable Securities                                                                   18,770
  Purchase of Treasury Stock                                                          (6,109)
  Sale of Treasury Stock                                           (361)               4,761
  Conversion of Preferred Stock
    to Common Stock                (30,000)   1,261    28,739
  Reissuance of Treasury Stock
    Pursuant to Acquisition                                         306                1,444
  Adjustment to Value of
    Restricted Shares                                     388
  Other                                                    77        (1)

Balance at December 31, 1995         7,000   11,703   137,313   265,017       9,000      (38)         2,542

  Net Earnings                                                   81,200
  Cash Dividends Declared on
    Common Stock, $.54 Per Share                                (21,434)
  Cash Dividends Declared on
    Preferred Stock, $7.63
    Per Share                                                      (536)
  Allocation for Retirement of
    Capital Securities                                           (1,667)      1,667
  Retirement of Capital
    Securities                                                    4,000      (4,000)
  Exercise of Stock Options                      43     1,776
  Adjustment for Increase in
    Value of Marketable Securities                                                                    1,438
  Sale of Treasury Stock                                             21                   38
  Shares Issued in Acquisitions                 228    21,522
  Other                                          (1)      (25)       (2)

Balance at December 31, 1996        $7,000  $11,973  $160,586  $326,599      $6,667       $-         $3,980

See notes to consolidated financial statements.

                                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In Thousands)
                                                                      Year Ended December 31,
                                                                     1996      1995      1994
Operating Activities:
  Net Earnings                                                      $81,200   $71,860   $57,666
  Adjustments to Reconcile Net Earnings to
   Net Cash Provided by Operating Activities:
    Provision for Loan and Lease Losses                              47,000    14,000    12,000
    Provision for Depreciation of Fixed Assets                       16,201    12,023     7,974
    Amortization of Goodwill                                          1,187       626       618
    Amortization of Investment Security Premiums (Discounts)         (5,028)   (1,474)      694
    Amortization of Unearned Income                                 (41,267)  (23,257)  (11,370)
    Net (Increase) Decrease in Trading Securities                      (633)      125       171
    Proceeds From Sale of Loans Held for Sale                       467,894   156,309    82,122
    Origination of Loans Held for Sale                             (469,489) (152,982)  (20,095)
    Realized Gains on Loans Held for Sale                           (26,465)   (2,410)     (832)
    Realized Gains on Sale of Loans and Leases                       (4,490)   (4,174)     (752)
    Realized Investment Security (Gains) Losses                         (96)       86         -
    Increase in Interest Receivable                                  (2,348)   (5,650)   (9,679)
    (Increase) Decrease in Accounts Receivable                        6,427    (8,101)   (2,646)
    Increase in Other Assets                                         (6,601)     (857)  (12,462)
    Increase (Decrease) in Interest Payable                          (1,563)    8,795    17,618
    Deferred Income Taxes                                            18,918    28,769     5,428
    Increase (Decrease) in Taxes Payable                              7,120    (5,313)   (4,525)
    Increase (Decrease) in Accounts Payable and Other Liabilities      (310)   16,401     3,440
    Other                                                               443    (2,642)     (311)
      Net Cash Provided by Operating Activities                      88,100   102,134   125,059

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                              79,398    34,316       116
    Proceeds from Maturities and Prepayments                        625,698   227,117   174,684
    Purchases                                                      (678,794) (289,376) (172,434)
  Investment Securities Held to Maturity:
    Proceeds from Sales                                                   -       416         -
    Proceeds from Maturities and Prepayment s                             -    28,611     1,615
    Purchases                                                             -  (244,755)  (13,801)
  Net Increase in Loans and Leases                                 (382,318) (674,349) (866,705)
  Acquisition of Business (Net of Cash Acquired)                        971      (185)        -
  Proceeds from Sale of Other Real Estate                             7,925     2,479     7,393
  Purchases of Premises and Equipment                               (64,345)  (42,149)  (33,631)
  Proceeds from Sales of Premises and Equipment                         760     2,442     3,735
    Net Cash Used in Investing Activities                          (410,705) (955,433) (899,028)

Financing Activities:
  Net Decrease in Demand and Savings Deposits                       (25,098)  (26,047)  (93,845)
  Net Increase in Certificates of Deposit                           442,868   135,949   930,867
  Net Increase (Decrease) in Short-Term Debt                        (49,519)  115,533  (268,629)
  Principal Payments on Long-Term Debt                             (188,841)  (25,637) (109,567)
  Proceeds from Issuance of Long-Term Debt                          228,440   462,178   217,367
  Cash Dividends Paid                                               (21,970)  (18,809)  (17,658)
  Repurchase of Common Stock                                              -    (6,109)     (211)
  Proceeds from Sale of Common Stock                                  1,878     5,260       826
    Net Cash Provided by Financing Activities                       387,758   642,318   659,150
    Increase (Decrease) in Cash and Cash Equivalents                 65,153  (210,981) (114,819)
Cash and Cash Equivalents at Beginning of Period                    213,594   424,575   539,394
    Cash and Cash Equivalents at End of Period                     $278,747  $213,594  $424,575


Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                       $281,820  $250,952  $146,253
    Income Taxes                                                     18,000    11,000    26,700
  Non-Cash Activity:
    Additions to Other Real Estate in Settlement of Loans             8,906       706     2,196
    Transfer of Premises and Equipment to Other Real Estate               -     3,714       223
    Common Stock Issued to Acquire Business                          21,750     1,750         -
    Reclassification of Investment Securities from Held to Maturity
      to Available for Sale                                               -   247,385         -
    Reclassification of Operating Leases to (from) Lease Financing    7,460    (2,873)        -
    Securitization of Residential Loans                              64,025         -         -
    Residual Interest Securities Created from the Sale of Loans      27,900         -         -

See  notes  to  consolidated  financial statements.

                PROVIDENT BANCORP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND ACQUISITIONS Provident Bancorp, Inc ("Bancorp") was incorporated in February, 1980 for the purpose of acquiring and holding the Common Stock of The Provident Bank ("Provident") owned by American Financial Group ("AFG"). The acquisition of Provident in October, 1980 was accounted for as a pooling-of-interests.

Bancorp is Cincinnati-based and operates primarily throughout Ohio and northern Kentucky. It owns two banking subsidiaries that provide financial services to its customers on a national basis.

All  data  relating  to Bancorp's Common Stock and  per  common  share
information  has  been  adjusted  for  3-for-2  common  stock   splits
effective May 24, 1996 and December 19, 1996.

In December 1996, Bancorp acquired Information Leasing Corporation ("ILC"), an equipment leasing company, and Procurement Alternatives Corporation ("PAC"), ILC's affiliated lease servicing company. Combined, ILC and PAC had over $110 million in assets at the time of acquisition. As consideration for the purchase, Bancorp issued 776,786 shares of its Common Stock at the date of purchase plus an additional 258,929 shares of Common Stock and $2,000,000 if certain financial objectives are met over the next four fiscal years. Using the purchase method to account for the acquisition, $16.2 million of goodwill was recorded. In September 1995, Bancorp purchased Mathematical Investment Management, Inc. ("MIM"), a mutual fund advisor, for 103,622 shares of Bancorp Common Stock. The $60 million in mutual fund assets advised by MIM were merged into Riverfront Funds, Inc. ("Riverfront"), a proprietary family of mutual funds. The purchase method was used to account for the MIM acquisition resulting in $1.9 million of goodwill being recorded. Pro-forma results of operations as though ILC, PAC and MIM had occurred at the beginning of the period are not provided due to the immaterial effects it would have on Bancorp's financial statements taken as a whole.

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

LEASE OPERATIONS Unearned income on direct financing leases is amortized over the terms of the leases resulting in an approximate level rate of return on the net investment in the leases. Income from leveraged lease transactions is recognized using a method which yields a level rate of return in relation to Bancorp's net investment in the lease. The investment includes the sum of the aggregate rentals receivable and the estimated residual value of leased equipment less unearned income and third party debt on leveraged leases. Commercial leases are generally placed on nonaccrual status when payments are past due 90 days or more while consumer leases are generally charged off when 120 days to 150 days past due.

LOAN AND LEASE LOSS RESERVE The reserve for loan and lease losses is maintained to absorb potential losses in the lending portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans and leases, credit loss experience, general economic conditions and other pertinent factors. The reserve is increased by charges to earnings, as provisions for loan and lease losses. Loans and leases deemed uncollectible are charged off and deducted from the reserve and recoveries on loans and leases previously charged off are added to the reserve.

Bancorp adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures", effective January 1, 1995. Bancorp considers a nonperforming loan, except consumer loans, to be an impaired loan where it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Bancorp measures the value of an impaired loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if more practical, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The adoption of this SFAS had no material impact on Bancorp's consolidated financial condition or results of operations.

LOAN SALES Bancorp classifies loans that are intended to be sold within a short period of time as available for sale. Such loans are carried at the lower of aggregate cost or market value. In 1996 Bancorp began selling non-conforming residential loans. These sales have been primarily through securitized public offerings. Under these types of sales, gains or losses are determined based on the calculated present value of future cash flows of the underlying loans, net of interest payments to security holders, loan loss assumptions and normal servicing revenue. These net cash flows, which are represented by residual interest securities, are included in "Investment Securities Available for Sale".

In 1995, Bancorp sold its rights to service conforming residential loans for others. Prior to 1995, Bancorp generally retained the right to service residential loans that it sold. Gains and losses on loan sales are included in "Noninterest Income". Such gains and losses are determined by the difference between the sale proceeds and the carrying value of loans sold. These gains and losses are adjusted, where appropriate, by the present value of the difference between estimated future net servicing revenues and normal servicing revenues and by any other item as provided for in the sales agreement. The resulting excess servicing fees are deferred and amortized as an adjustment to service fee income over the estimated life of the related loans using the interest method.

SFAS No. 122, "Accounting for Mortgage Servicing Rights" was adopted by Bancorp on January 1, 1996. Under this SFAS, when mortgage loans are originated or purchased by an institution and subsequently sold or securitized with servicing retained, the cost of the loan shall be allocated between the loan (without servicing) and the fair value of the servicing. Prior to this SFAS, no costs of the loan were allocated to the servicing. The adoption of this SFAS had no material impact on Bancorp's consolidated financial position or results of operations.

PREMISES AND EQUIPMENT Premises and equipment are stated at cost less depreciation and amortization that are computed principally on the straight-line method over the estimated useful lives of the assets.

Bancorp adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. This SFAS requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever circumstances indicate that the carrying value may not be recoverable. An impairment loss is recorded when the sum of the expected future cash flows is less than the carrying amount of the assets. The adoption of SFAS 121 had no material impact on Bancorp's consolidated financial position or results of operations.

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

INTANGIBLES The excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination (goodwill) is included in other assets. Goodwill related to bank acquisitions is amortized over varying periods not exceeding 25 years. Goodwill related to nonbank acquisitions is amortized over varying periods not exceeding 40 years.

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

BENEFIT PLANS SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October, 1995. The SFAS encourages, but does not require, adoption of a fair value-based accounting method for stock-based employee compensation plans. Bancorp elected to continue its accounting in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", whereby no compensation expense is recognized for the granting of stock options. Pro forma disclosures of what net earnings and earnings per share would have been had the new fair value method been used is presented in Note J of the Notes to Consolidated Financial Statements.

INCOME TAXES Bancorp files a consolidated federal income tax return that includes all of its subsidiaries. Subsidiaries provide for income taxes on a separate-return basis and remit to Bancorp amounts determined to be currently payable.

OFF-BALANCE SHEET FINANCIAL AGREEMENTS Bancorp employs derivatives such as interest rate swaps, interest rate caps, financial futures and forward contracts to manage the interest sensitivity of certain on-balance sheet assets and liabilities. The net interest income or expense on interest rate swaps is accrued and recognized as an adjustment to the interest income or expense of the associated on-
balance sheet asset or liability. Realized gains and losses on interest rate swap transactions used to manage interest rate risk that are terminated prior to maturity are deferred and amortized as a yield adjustment over the remaining original life of the agreement. Deferred gains and losses are recorded in "Other Assets" and "Other Liabilities", as applicable. At December 31, 1996, these unamortized amounts were immaterial. Futures and forwards are also used to manage exposure to changes in interest rates. Realized gains and losses on futures and forward contracts used for risk management are deferred. These deferred items are either amortized to interest income or expensed over the life of the assets and liabilities they are associated with, or are recognized as a component of income in the period of disposition of the assets and liabilities.

EARNINGS PER COMMON SHARE Primary earnings per common share are computed by dividing net earnings, less the dividend requirement on preferred stock, by the weighted average number of common stock equivalents outstanding during the year. Fully diluted net earnings per common share are computed by dividing net earnings by the weighted average number of common stock equivalents, including the additional common stock outstanding as a result of the assumed conversion of the Series D Preferred Stock as of the first day of the year for which earnings per share data is shown.

NEW ACCOUNTING STANDARD SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" becomes effective January 1, 1997. This SFAS provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and does not permit earlier or retroactive application. These standards are based on a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Also, this SFAS provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 is not expected to have a material impact on Bancorp's financial position or results of operations.

C. INVESTMENT SECURITIES The amortized cost and estimated market values of securities available for sale at December 31 were as follows:

                                                               1996
                                                       Gross         Gross       Estimated
                                        Amortized    Unrealized   Unrealized      Market
                                          Cost         Gains        Losses         Value
                                                          (In Thousands)
U.S. Treasury and Federal Agency
  Debentures                              $83,307         $498          $(64)      $83,741
State and Political Subdivisions            5,270            -             -         5,270
Mortgage-Backed Securities                659,144        5,571        (1,690)      663,025
Asset-Backed Securities                   200,071          413          (324)      200,160
Other Securities                           78,992        3,149        (1,430)       80,711
  Total                                $1,026,784       $9,631       $(3,508)   $1,032,907
                                                               1995
                                                       Gross         Gross       Estimated
                                        Amortized    Unrealized   Unrealized      Market
                                         Cost         Gains        Losses         Value
                                                         (In Thousands)
U.S. Treasury and Federal Agency
  Debentures                             $191,445         $166         $(151)     $191,460
Mortgage-Backed Securities                629,902        5,026        (1,214)      633,714
Asset-Backed Securities                    60,000           25          (133)       59,892
Other Securities                           74,647          916          (725)       74,838
                                         $955,994       $6,133       $(2,223)     $959,904

Investment securities with a carrying value of approximately $476.1 million and $562.9 million at December 31, 1996, and 1995, respectively, were pledged as collateral to secure public and trust deposits, repurchase agreements, Federal Home Loan Bank ("FHLB") advances, interest rate swap agreements and for other purposes.

In  1996,  1995 and 1994 gross gains of $96,000, $18,000  and  $-  and gross losses of $-, $104,000 and $-, respectively, were realized on the sale of securities Available for Sale. In 1995, FHLB stock, classified as Held to Maturity, was sold. Bancorp was no longer required to hold the stock due to the sale of deposits of Heritage
Savings Bank. The stock was sold at its cost basis of $416,000 resulting in no gain or loss. No other sales of securities classified as Held to Maturity occurred in 1996, 1995 or 1994.

During December, 1995, Bancorp reallocated securities that had been identified as Held to Maturity to the classification Available for Sale. The Financial Accounting Standards Board, in its special report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, which was issued on November 15, 1995, permitted this one time reallocation. On the date of transfer, these securities had an amortized cost of $247.4 million and an unrealized gain of $375,000. The transfer was made to allow for greater flexibility in the future use of these securities. No other transfers were made among the security categories of Held to Maturity, Available for Sale and Trading categories during 1996, 1995 and 1994.

Mortgage-backed and asset-backed securities are shown below based on their estimated average lives at December 31, 1996. All other securities are shown by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Available for Sale
                                             Amortized     Estimated
                                                Cost      Market Value
                                                   (In Thousands)
Due in one year or less                          $74,129       $73,623
Due after 1 through 5 years                      805,276       810,460
Due after 5 through 10 years                      52,565        52,580
Due after 10 years                                94,814        96,244
   Total                                      $1,026,784    $1,032,907

D. LEASE FINANCING Bancorp's leasing operations consists of commercial lease financing and consumer lease financing. During 1996, commercial lease financing increased significantly due to the acquisition of ILC. At the acquisition date, ILC had approximately $95 million of net investments in finance leases. Commercial lease financing includes the leasing of transportation equipment, manufacturing equipment, data processing and office equipment. The majority of the leases are classified as direct financing leases, with expiration dates over the next 1 to 9 years. Rentals receivable at December 31, 1996 and 1995 include $12.5 million and $12.6 million, respectively, for leveraged leases which is net of principal and interest on the nonrecourse debt. The residual values on the leveraged leases that were entered into are estimated to be approximately $47.4 million and $37.8 million in total at December 31, 1996 and 1995, respectively.

Consumer lease financing is the leasing of automobiles. The leases are classified as direct financing leases, with expiration dates over the next 1 to 5 years. This type of credit was initiated in 1994 and is principally directed toward individuals.

The components of the net investment in lease financing at December 31 were as follows:

                                              1996                    1995
                                    Commercial   Consumer   Commercial   Consumer
                                                     (In Thousands)
Rentals Receivable                    $211,350    $387,067    $102,371    $229,153
Leases in Process                        1,104       7,701          58       6,773
Estimated Residual Value of
  Leased Assets                         81,011     306,034      57,849     158,670
                                       293,465     700,802     160,278     394,596
Less:  Unearned Income                 (54,401)   (109,039)    (31,592)    (60,370)
  Net Investment in Lease Financing   $239,064    $591,763    $128,686    $334,226

The following is a schedule by year of future minimum lease payments to be received for the next five years as of December 31, 1996:

                                                 Commercial   Consumer
                                                     (In Thousands)
1997                                               $72,611    $114,758
1998                                                57,923     105,384
1999                                                33,252      87,021
2000                                                20,569      57,407
2001                                                14,010      22,497
Thereafter                                          12,985           -
     Total                                        $211,350    $387,067

E. RESERVE FOR LOAN AND LEASE LOSSES The changes in the loan and lease loss reserve for the years ended December 31 were as follows:

                                         1996        1995        1994
                                               (In Thousands)
Balance at Beginning of Period         $60,235     $51,979     $40,542
Provision for Loan and Lease Losses
  Charged to Earnings                   47,000      14,000      12,000
Acquired Reserves                        1,373           -           -
Recoveries Credited to the Reserve       4,894       8,452       9,009
                                       113,502      74,431      61,551
Losses Charged to the Reserve          (46,809)    (14,196)     (9,572)
  Balance at End of Period             $66,693     $60,235     $51,979

The following table shows Bancorp's investment in impaired loans as calculated under SFAS No. 114 as amended by SFAS No. 118:

                                                      1996       1995
                                                      (In Thousands)
Impaired Loans Requiring a Valuation Allowance of
 $2.2 Million in 1996 and $12.8 Million in 1995       $5,159   $33,129
Impaired Loans Not Requiring a Valuation Allowance     5,484     3,697
   Total Impaired Loans                              $10,643   $36,826

Average Balance of Impaired Loans for the Year       $16,428    $7,813

The valuation allowance recorded on impaired loans is included in the reserve for loan losses.

Loans and leases on nonaccrual status at December 31, 1996, 1995 and 1994 were $21.1 million, $37.5 million and $6.3 million, respectively. Loans renegotiated to provide a reduction or deferral of interest or principal were $786,000, $4,753,000 and $961,000 at December 31, 1996,
1995 and 1994, respectively.

F. PREMISES AND EQUIPMENT The following is a summary of premises and equipment at December 31:

                                                   1996         1995
                                                     (In Thousands)
Land                                               $7,381       $7,342
Buildings                                          21,266       21,068
Leasehold Improvements                              6,650        6,136
Furniture and Fixtures                             70,887       58,474
Revenue Equipment                                 112,418       51,885
                                                  218,602      144,905
Less Depreciation and Amortization                (72,961)     (53,929)
  Total                                          $145,641      $90,976

The future gross minimum rentals under noncancelable leases for the rental of premises and equipment for 1997 and subsequent years are as follows:

                                                 Premises    Equipment
                                                     (In Thousands)
1997                                               $5,382         $263
1998                                                5,257          241
1999                                                5,080          170
2000                                                4,684           37
2001                                                4,360            -
Thereafter                                         19,018            -
     Total                                        $43,781         $711

Rent   expense  for  all  bank  premises  and  equipment  leases   was
$6,596,000,  $5,692,000  and  $4,329,000  in  1996,  1995  and   1994,
respectively.

G.  SHORT-TERM DEBT  Short-term debt was as follows at December 31:

                                                         1996        1995        1994
                                                            (Dollars in Thousands)
Year End Balance:
  Federal Funds Purchased and Repurchase
    Agreements                                         $458,375    $490,419    $379,391
  Commercial Paper                                      139,665     145,321     140,816
  U.S. Treasury Demand Notes                              1,500       1,500       1,500
Weighted Average Interest Rate at Year End:
  Federal Funds Purchased and Repurchase
    Agreements                                             5.96%       5.60%       5.54%
  Commercial Paper                                         5.17        5.60        5.45
  U.S. Treasury Demand Notes                               5.15        5.15        5.25
Maximum Amount Outstanding at Any Month End:
  Federal Funds Purchased and Repurchase
    Agreements                                         $713,830    $717,349    $611,442
  Commercial Paper                                      143,867     150,503     140,816
  U.S. Treasury Demand Notes                              1,500       1,500       1,500

At December 31, 1996, Bancorp had $175 million in lines of credit with unaffiliated banks to support commercial paper borrowings. As of January 13, 1997, these lines had not been used.

H.   LONG-TERM  DEBT   Long-term debt consisted of  the  following  at
December 31:

                                      Stated  Effective Maturity       December 31,
Description                           Rate (1) Rate (2)    Date      1996       1995
                                                                      (In Thousands)
Bancorp:
   Miscellaneous Notes Payable (3)    Various  Various   Various     $2,458     $3,046
Subsidiaries:
   Guaranteed Preferred Beneficial
    Interests in Fixed Rate Junior
    Subordinated Debentures            8.60%    8.67%    2026        98,979          -
   $1 Billion Bank Notes Program:
      Fixed Rate Senior Notes          6.13     6.10     2000       299,426    299,293
      Fixed Rate Senior Notes           n/a      n/a     1996             -     49,993
      Fixed Rate Senior Notes (4)      7.17     5.60     2005        12,500     12,500
   Notes Payable to Federal
    Home Loan Bank:
      LIBOR Based Notes                5.56     5.56     2000        50,000    150,000
      LIBOR Based Notes                5.38     5.38     2013       117,195    117,195
      Fixed Rate Notes (5)            Various  Various   Various      1,356      1,501
   Subordinated Notes:
      Fixed Rate Notes                 6.38     6.12     2004        99,542     99,477
      Fixed Rate Notes                 7.13     6.52     2003        74,931     74,919
      Fixed Rate Capital Notes         9.00     9.16     1998         8,000     12,000
   Debt Secured by Equipment Leases:
      Fixed Rate Notes                 5.74     5.74     2004       104,213          -
      Fixed Rate Notes                 5.84     5.84     2004        24,999          -
      Fixed Rate Notes (6)            Various  Various   Various     56,214          -
      Fixed Rate Notes                16.00    16.00     1998           100        159
                                                                    947,455    817,037
         Total                                                     $949,913   $820,083

 (1) Stated rate reflects interest rate on notes as of December 31, 1996.
 (2) Effective rate reflects interest rate paid as of December 31, 1996 after adjustments for notes issued at discount or premium, capitalized fees associated with the issuance of the debt and interest rate swap agreements entered to alter the note rate.
 (3) Interest rates vary from 0% to 9.50% and maturity dates which vary up to 2002.
 (4) Provident has an option to call this debt in year 2000. Interest rate swaps of an equal amount have been matched against this debt and have identical call provisions except that the swaps are callable by the swap counterparty, not Provident.
 (5) Interest rates vary from 8.75% to 9.50% and maturity dates which vary up to 2005.
 (6) Interest rates vary from 6.12% to 17.10% and maturity dates which vary up to 2002.

In November 1996, Bancorp established Provident Capital Trust I (the "Trust"). The Trust exists for the sole purpose of selling $100 million of 8.60% Capital Securities ("Capital Securities") to outside investors and investing the proceeds thereof in 8.60% Junior Subordinated Debentures (the "Debentures") issued by Bancorp. Proceeds from the sale of the Debentures were used for general corporate purposes. The Capital Securities qualify as Tier 1 capital for bank regulatory purposes.

Both the Capital Securities and Debentures call for semi-annual dividend/interest payments commencing June 1, 1997. Bancorp has the right to defer payment of interest on the Debentures at any time for a period not exceeding ten consecutive semi-annual periods. If interest payments on the Debentures are deferred, distributions on the Capital Securities will also be deferred. The Capital Securities are mandatorily redeemable upon the maturity of the Debentures on December 1, 2026 or upon earlier redemption as provided by the Indenture. Bancorp has the right to redeem the Debentures, in whole or in part, on or after December 1, 2006 at a premium, declining ratably to par on December 1, 2016. Bancorp has guaranteed the payment of distributions and payments on liquidation of the Trust or redemption of the Capital Securities, but only to the extent of funds held by the Trust.

Under Provident's amended $1 Billion Bank Notes program, notes can be issued with either fixed or floating rates. The notes are not secured nor insured by the FDIC. Subordinated notes qualify as Tier 2 capital while senior notes do not. Provident repaid $50 million in maturing senior debt during 1996. At December 31, 1996, $687.5 million was available under this program.

Of the $312.5 million issued under the $1 Billion Bank Notes program, Bancorp issued $12.5 million with a callable debt structure. The notes have a final maturity of 2005, but have a call option exercisable by Bancorp in 2000. These notes are hedged with an interest rate swap with a call option, exercisable by the swap counterparty, which matches that of the notes, which was executed to reduce Bancorp's overall funding cost and to modify the interest rate sensitivity of the notes. Under the terms of this transaction, if the swap counterparty exercises the call option on the interest rate swap in 2000, Bancorp may, at its discretion, exercise its call option to redeem the notes at the same time, or if the market offers a similarly attractive funding cost, Bancorp may execute another interest rate swap to hedge the notes for the remaining five years to maturity. Because the terms of the call options are matching, any options risk to Bancorp has been neutralized.

The notes payable to the FHLB are collateralized under a blanket agreement by investment securities and residential loans receivable with a book value of $260.4 million. They are subordinated to the claims of depositors and other creditors of Provident and are not insured by the FDIC.

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

Bancorp borrowed $130.0 million through a sale-leaseback transaction with various investors during 1996. The borrowings are secured by auto leases within the consumer lease financing portfolio. The debt calls for principal payments throughout the life of the borrowing with final principal payments due in the year 2004.

As discussed in Note A, Bancorp purchased ILC, an equipment leasing company during 1996. ILC financed their leases by borrowing funds from various institutions of which $56.2 million was outstanding at December 31, 1996. Payment requirements on the debt matches the rentals receivable on the equipment lease payments. The weighted average interest rate on all of ILC borrowings were 7.79% with an average maturity date of 1999.

As of December 31, 1996, scheduled principal payments on long-term debt for the following five years were as follows:

                             1997     1998     1999      2000     2001
                                          (In Thousands)
Provident Bancorp, Inc.      $724     $601     $588      $270     $206
Subsidiaries               40,436   33,411   18,755   315,383   16,391

I.  INCOME TAXES  The composition of income tax expense follows:

                                         1996        1995        1994
                                                (In Thousands)
Current:
  State                                    $37         $74         $51
  U.S.                                  23,888       6,463      24,392
                                        23,925       6,537      24,443
Deferred                                18,918      28,769       5,428
    Total                              $42,843     $35,306     $29,871

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income. None of these differences were material.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Bancorp's deferred tax liabilities and assets as of December 31 are as follows:

                                                           1996       1995       1994
                                                                 (In Thousands)
Deferred Tax Liabilities:
  Excess Lease and Partnership Income                     $98,222    $63,204    $31,453
  Recapture of Excess Reserve for Bad Debts                 1,175      4,035      5,993
  Unrealized Gain on Investment Securities                  2,715      1,692          -
  Other - Net                                               8,232      6,498      6,359
    Total Deferred Tax Liabilities                        110,344     75,429     43,805
Deferred Tax Assets:
  Provision for Loan and Lease Losses                      20,973     20,456     18,525
  Deferred Compensation                                     3,464      2,053      1,172
  Loan Fees Deferred for Books Recognized
    Currently for Tax                                           -        487      1,654
  Postretirement Obligation                                 1,205      1,170      1,153
  Unrealized Loss On Investment Securities                    572        323      8,738
  Alternative Minimum Tax Credit                           10,687          -          -
  Other - Net                                               7,792      4,982      5,481
    Total Deferred Tax Assets                              44,693     29,471     36,723
      Net Deferred Tax Liabilities                        $65,651    $45,958     $7,082

J. BENEFIT PLANS Bancorp has a Retirement Plan for the benefit of its employees. Included under this plan is an Employee Stock Ownership Plan ("ESOP") and a Personal Investment Election Plan ("PIE Plan"). Bancorp also maintains a Life and Health Plan for Retired Employees ("LH Plan"), an Employee Stock Purchase Plan ("ESPP"), a Deferred Compensation Plan ("DCP") and stock option plans.

The ESOP covers all employees who are qualified as to age and length of service. It is a trusteed plan with the entire cost borne by Bancorp. All fund assets are allocated to the participants. Bancorp's contributions are discretionary by the directors of Bancorp. The contributions made by Bancorp are charged against earnings in the year for which they are declared. In 1996, 1995 and 1994 Bancorp contributed $3,472,000, $3,274,000 and $2,825,000, respectively, to the ESOP.

The PIE Plan, a tax deferred retirement plan, covers all employees who are qualified as to age and length of service. Employees who wish to participate in the PIE Plan may contribute from 1% to 8% of their pre-tax salaries (to a maximum prescribed by the Internal Revenue Service) to the plan as voluntary contributions. Bancorp will make a matching contribution equal to 25% of the pre-tax voluntary contributions made by the employees during the plan year. The contribution made by Bancorp is charged against earnings as the employees' contributions are made. Bancorp incurred expense of $505,000, $456,000 and $396,000 for this retirement plan for 1996, 1995 and 1994, respectively.

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

The ESPP provides eligible employees with an opportunity to purchase Bancorp's Common Stock through payroll deduction in an amount up to 10% of their compensation, at a price equal to eighty-five percent of the fair market price on either the first or the last business day of each calendar month, whichever is lower. Bancorp incurred expense of $168,000, $132,000 and $91,000 for the ESPP for 1996, 1995 and 1994,
respectively.

The DCP permits participants, selected by the Compensation Committee of the Board of Directors, to defer compensation in a manner that aligns their interests with those of Bancorp shareholders through the investment of deferred compensation in Bancorp Common Stock. The DCP allows participants to postpone the receipt of 5% to 50% of compensation until retirement. Amounts deferred are invested in a Provident Stock Account or a Self-Directed Account. Bancorp will credit the Provident Stock Account with an amount dependent upon Bancorp's pre-tax earnings per share, for each share of Bancorp Common Stock in the account. The calculated credit is charged against earnings by Bancorp annually. Under the DCP, Bancorp expensed approximately $1,925,000, $995,000 and $400,000 in 1996, 1995 and
1994, respectively.

Bancorp has two Employee Stock Option Plans, an Advisory Director's Stock Option Plan and an Outside Directors' Stock Option Plan. The 1988 and 1996 Employee Stock Option Plans made 3,909,375 and 450,000 options available for grant, respectively. These plans authorize the issuance of options to purchase Common Stock for officers and key employees. The options are to be granted, with exercise prices from 95% to 110% of market value, at date of grant. Options become exercisable beginning one year from date of grant generally at the rate of 20% per year. During 1992, the Advisory Directors' Stock Option Plan and Outside Directors' Stock Option Plan were approved. These plans authorized the issuance of 371,250 and 168,750 options, respectively. The terms of these options are comparable to the terms of the Employee Stock Option Plans.

The following table summarizes option activity for the three years ended December 31, 1996:

                                 Weighted
                                  Average     Number of       Options
                                 Exercise      Options       Available
                                   Price     Outstanding     for Grant

At January 1, 1994                 $8.78      2,737,064        558,263
 Authorized                           -               -      1,125,000
 Granted                           13.78        204,750       (204,750)
 Exercised                          8.29        (70,763)             -
 Canceled                          11.48         (9,000)         9,000
At December 31, 1994                9.14      2,862,051      1,487,513
 Authorized                            -              -              -
 Granted                           15.18        585,000       (585,000)
 Exercised                          8.38       (148,552)             -
 Canceled                          10.39        (41,963)        41,963
At December 31, 1995               10.25      3,256,536        944,476
 Authorized                            -              -        450,000
 Granted                           24.81      1,175,967     (1,175,967)
 Exercised                          9.53       (174,357)             -
 Canceled                          15.84        (36,982)        36,982
At December 31, 1996               14.28      4,221,164        255,491

At  December 31, 1996, 1995 and 1994, there were 2,138,571,  1,845,346 and 1,580,839, options exercisable respectively, having a weighted average option price per share of $9.15, $8.71 and $8.28, respectively. The following table summarizes information about stock options outstanding at December 31, 1996:

                          Options Outstanding             Options Exercisable
                                 Weighted
                                 Average      Weighted                 Weighted
   Range of                     Remaining     Average                  Average
   Exercise        Number      Contractual    Exercise     Number      Exercise
    Prices       Outstanding  Life in Years    Price     Exercisable    Price
$ 7.26 - $10.45    2,082,134            4.0      $8.32     1,796,568      $8.23
$11.09 - $17.95      997,230            7.9      14.39       342,003      13.93
$21.17 - $35.04    1,141,800            9.4      25.06             -       n/a

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1995 and 1996 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Bancorp's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of its stock options.

The following weighted-average assumptions were used in the option pricing model for 1996 and 1995 respectively: risk-free interest rates of 6.55% and 6.55%; dividend yields of 3.75% and 5.00%; volatility factors of the expected market price of Bancorp's Common Stock of .228 and .234 and an expected life of the option of 9 years. Based on these assumptions, the weighted-average exercise price and weighted-average fair value of options granted in 1996 and 1995 are as follows:

                                                          1996              1995
                                                    Weighted Average  Weighted Average
                                                    Exercise   Fair   Exercise   Fair
                                                      Price    Value    Price    Value
Options Granted During their Respective Years Where:
  Stock Price Greater Than Exercise Price             $25.97   $7.32    $15.14   $3.25
  Stock Price Equal to Exercise Price                  23.11    5.60     15.22    2.92

No compensation cost has been recognized for stock option grants. Had compensation cost been determined for stock option awards based on the fair values at grant dates as discussed above, Bancorp's net income and earnings per share would not have been materially different from amounts reported.

K. PREFERRED STOCK In 1991, Bancorp issued 371,418 shares of series B Non-Voting Convertible Preferred Stock ("B Preferred") to AFG as partial consideration for the acquisition of Hunter Savings Association. Pursuant to the terms of the B Preferred, Bancorp, during the fourth quarter of 1994, elected to change the dividend rate from $8.00 per share to a rate equivalent to that paid on its Common Stock.

In 1995, Bancorp exchanged the B Preferred for an identical number of Series C Preferred Stock ("C Preferred") and later exchanged the C Preferred for the same number of Series D Preferred Stock ("D Preferred"). The terms of the D Preferred are substantially identical to the B Preferred except that the terms of the D Preferred permit AFG, its subsidiaries or affiliates to convert the D Preferred into Bancorp Common Stock regardless of their percentage of ownership of Bancorp's voting equity securities. In December 1995, 301,146 shares of the D Preferred were converted into 4,234,865 shares of Common
Stock. As of December 31, 1996, 70,272 shares of D Preferred remain outstanding. These shares have a stated value and liquidation value of

$100 per share and a conversion ratio of 14.0625 shares of Bancorp's Common Stock for each share of convertible preferred stock.

L. REGULATORY CAPITAL REQUIREMENTS Bancorp and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Bancorp's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and its banking subsidiaries to maintain minimum ratios of 4.00% for Tier 1 capital to average assets, 4.00% for Tier 1 capital to risk-weighted assets, and 8.00% for total risk-based capital to risk-weighted assets. As of December 31, 1996, Bancorp and its banking subsidiaries meet all capital requirements to which it is subject.

As of December 31, 1996, Bancorp and its banking subsidiaries' capital ratios were categorized as well capitalized for regulatory purposes. To be categorized as well capitalized, Bancorp and its banking subsidiaries must maintain minimum ratios of 5.00% for Tier 1 capital to average assets, 6.00% for Tier 1 capital to risk-weighted assets, and 10.00% for total risk-based capital to risk-weighted assets. There have been no subsequent conditions or events which management believes have changed the institutions' status.

                                                           1996               1995
                                                     Amount    Ratio    Amount    Ratio
                                                           (Dollars in Thousands)
Tier 1 Capital (to Average Assets):
   Provident Bancorp (Consolidated)                 $585,609    9.02%  $420,433    7.13%
   The Provident Bank                                417,420    6.65    357,208    6.31
   The Provident Bank of Kentucky                     25,759   10.76     23,614    9.59
Tier 1 Capital (to Risk-Weighted Assets):
   Provident Bancorp (Consolidated)                  585,609    9.23    420,433    7.52
   The Provident Bank                                417,420    6.81    357,208    6.69
   The Provident Bank of Kentucky                     25,759   13.11     23,614   11.01
Total Risk-Based Capital (to Risk-Weighted Assets):
   Provident Bancorp (Consolidated)                  827,574   13.05    658,068   11.77
   The Provident Bank                                658,811   10.75    593,806   11.11
   The Provident Bank of Kentucky                     27,705   14.10     25,880   12.07

M. OFF-BALANCE SHEET FINANCIAL AGREEMENTS Bancorp uses financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. These financial instruments include derivatives such as interest rate swaps and caps along with commitments to extend credit and standby letters of credit. These instruments may involve credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

Interest rate swap agreements involve the exchange of interest payment obligations without the exchange of the underlying principal amounts. Such interest rate swap transactions, which are a part of Bancorp's asset/liability management program, are structured to modify interest rate risk of specified assets and/or liabilities resulting from interest rate fluctuations. Interest rate swap agreements have a credit risk component based on the ability of a counterparty to meet the obligations to Bancorp under the terms of the interest rate swap agreement. Notional principal amounts express the volume of the transactions, but Bancorp's potential exposure to credit risk is limited only to the flow of interest payments. Bancorp manages its
credit   risk  in  these  transactions  through  counterparty   credit
policies. At December 31, 1996, Bancorp had bilateral collateral agreements in place with its counterparties, against which Bancorp has pledged investment securities with a carrying value of $4.4 million as collateral.

Summary information with respect to the interest rate swap portfolio used to manage Bancorp's interest rate sensitivity follows:

                                                    December 31, 1996                        December 31,
                                                                       Weighted Average          1995
                              Notional   Unrealized   Unrealized   Receive   Pay    Life       Notional
                               Amount   Gross Gains  Gross Losses   Rate    Rate   (Years)      Amount
                                                         (Dollars in Millions)
Pay Variable Receive Fixed      $2,102         $7.3        $(21.9)   6.33%   5.62%   4.15        $1,769
Pay Fixed Receive Variable          32           .3           (.1)   6.83    7.36    4.56            33
                                $2,134         $7.6        $(22.0)                               $1,802

The expected notional maturities of Bancorp's interest rate swap portfolio at December 31, 1996 are as follows:

                                         After 1    After 3
                               1 Year   Through 3  Through 5   After 5
                               or Less     Years      Years      Years
                                             (In Millions)
Pay Variable Receive Fixed       $622       $461       $496       $523
Pay Fixed Receive Variable         12          1          8         11

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

Bancorp's commitments to extend credit which are not reflected in the balance sheet at December 31 are as follows:

                                                       1996      1995
                                                        (In Millions)
Commitments to Extend Credit                          $1,699    $1,641
Standby Letters of Credit                                116        94

N. TRANSACTIONS WITH AFFILIATES At December 31, 1996, Carl H. Lindner, certain members of his family and certain entities controlled by and/or established for the benefit of such family members beneficially owned approximately 43% of AFG's and 58% of Bancorp's outstanding voting common stock. Bancorp leases its home office space and other office space from a trust, for the benefit of a subsidiary of AFG. During 1995, the lease agreements were rewritten and extended to the year 2010, with Bancorp receiving $1.2 million which represented the net present value of the difference between payments of the old and current lease agreements. Bancorp is amortizing the amount received against rent expense until September 1997, which was the expiration of the old lease agreements. Bancorp also leased one of its branch locations and seventy-three ATM locations from principal shareholders and their affiliates. Rentals charged by AFG and affiliates for the years ended December 31, 1996, 1995 and 1994 amounted to $2,296,000, $1,397,000 and $1,233,000, respectively. Rentals of $218,000 were charged by principal shareholders and their affiliates during 1996 for branch and ATM locations.

Bancorp offers shares of The Riverfront Funds, Inc. ("Riverfront"), a proprietary family of mutual funds, to customers. Riverfront is a registered investment company with six portfolios, each having a different investment objective. Provident manages the portfolios and performs other related services, such as shareholder services and acting as fund accountant and custodian. Riverfront is offered to customers of Provident, including personal trust, employee benefit, agency and custodial clients, as well as individual investors. At December 31, 1996, Riverfront had total assets of $361.4 million.
Approximately $34.1 million of the amount was held by Bancorp and $144.5 million was held by Provident's trust department. During 1996, 1995 and 1994, Bancorp recorded approximately $1,150,000, $950,000 and $390,000 of income net of related expenses, respectively, from management fees of Riverfront.

Bancorp has had certain transactions with various executive officers, directors and principal holders of equity securities of Bancorp and its subsidiaries and entities in which these individuals are principal owners. Various loans and auto leases have been made as well as the sale of commercial paper and repurchase agreements to these persons. Such loans to these persons aggregated approximately $38.9 million and $28.8 million at December 31, 1996, and 1995, respectively. None of these loans were held by the parent company. During 1996, new loans aggregating $21.8 million were made to such parties and loans aggregating $11.7 million were repaid. All of the loans were made at market interest rates and, in the opinion of management, all amounts are fully collectible. At December 31, 1996, and 1995, Bancorp's commercial paper amounting to $4.0 million and $6.0 million, respectively, was held by these persons. Additionally, repurchase agreements in the amount of $16.8 million and $6.5 million had been sold to these persons at December 31, 1996, and 1995, respectively. All of these transactions were at market interest rates.

O. FAIR VALUE OF FINANCIAL INSTRUMENTS Carrying values and estimated fair values for certain financial instruments as of December 31 are shown in the following table. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Because no secondary market exists for many of Bancorp's assets and liabilities, the derived fair values are calculated estimates, and the fair values provided herein do not necessarily represent the actual values which may be realized in the disposition of these instruments. The aggregate fair value amounts presented do not represent the underlying value of Bancorp. What is presented below is a point-in-time valuation which is affected, in part, by unrealized gains and losses resulting from management's implementation of its program to manage overall interest rate risk. It is not management's intention to immediately dispose of a significant portion of its financial instruments. As a result, the following fair value information should not be interpreted as a forecast of future earnings and cash flows.

                                                         1996                      1995
                                                Carrying       Fair       Carrying       Fair
                                                 Value        Value        Value        Value
                                                                (In Thousands)
Financial Assets:
  Cash and Cash Equivalents                      $278,747     $278,747     $213,594     $213,594
  Trading Account Assets (Included in
    Other Assets)                                     633          633            -            -
  Investment Securities                         1,032,907    1,032,907      959,904      959,904
  Loans (Excluding Lease Financing)             4,480,621    4,502,759    4,433,164    4,450,213
  Less: Reserve for Loan Losses                   (55,349)           -      (54,519)           -
    Net Loans                                   4,425,272    4,502,759    4,378,645    4,450,213

Financial Liabilities:
  Deposits                                      4,596,480    4,607,983    4,178,551    4,180,884
  Short-Term Debt                                 599,540      599,540      637,240      637,240
  Long-Term Debt (Excluding Lease
    Financing Debt)                               764,387      759,694      819,924      822,617

Off-Balance Sheet Financial Instruments:
  Commitments to Extend Credit                          -            -            -            -
  Standby Letters of Credit                            58           58           42           42
  Interest Rate Swaps:
    Asset Based:
      Loans                                             -          231            -         (350)
    Liability Based:
      Deposits                                          -       (3,308)           -       25,490
      Long-Term Debt                                    -      (11,531)           -        6,283

The following methods and assumptions were used by Bancorp in estimating its fair value disclosures for financial instruments:

   Cash  and cash equivalents:  The carrying amounts reported  in
   the   balance   sheet  for  cash  and  short-term  instruments
   approximate those assets' fair values.

   Investment  securities (including mortgage-backed securities):
   Fair values for investment securities, which also are the amounts carried in the balance sheet, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

P.  ADDITIONAL INFORMATION

RESTRICTIONS ON CASH AND NONINTEREST BEARING DEPOSITS Federal Reserve Board regulations require that Provident and Provident Bank of Kentucky ("Provident Kentucky") maintain certain minimum reserve balances. The average amount of those reserve balances for the year ended December 31, 1996, was approximately $41.1 million.

INVESTMENT IN PARTNERSHIPS Bancorp's share of partnerships was carried at approximately $15.4 million and $12.6 million at December 31, 1996, and 1995, respectively, which includes equity in net earnings (losses) of $536,000, $601,000 and $(344,000) in the years 1996, 1995 and 1994, respectively.

OTHER REAL ESTATE OWNED At December 31, 1996, and 1995, the carrying value of other real estate and equipment owned was $6.6 million and $5.6 million, respectively.

PARENT COMPANY FINANCIAL INFORMATION Parent Company only condensed financial information for Provident Bancorp, Inc. is as follows:

                     BALANCE SHEETS (PARENT ONLY)
                            (In Thousands)

                                                                            December 31,
                                                                          1996        1995
                                ASSETS
Cash and Cash Equivalents                                               $239,469    $149,031
Investment Securities Available for Sale                                  14,676      12,208
Loans (net of reserve for loan losses of $1,295 and $1,295)               10,772      19,642
Investment in Subsidiaries:
  Banking                                                                471,879     392,757
  Non-Banking                                                              5,017       2,135
Premises and Equipment                                                     1,567       1,677
Other Assets                                                              22,297      19,598
                                                                        $765,677    $597,048

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts Payable to Banking Subsidiaries                                  $984     $14,027
  Accounts Payable and Accrued Expenses                                    3,693       2,117
  Commercial Paper                                                       139,665     145,321
  Long-Term Debt                                                         104,530       3,046
      Total Liabilities                                                  248,872     164,511
Shareholders' Equity                                                     516,805     432,537
                                                                        $765,677    $597,048

           STATEMENTS OF EARNINGS (PARENT ONLY)
                      (In Thousands)
                                                                  Year Ended December 31,
                                                              1996        1995        1994
Income:
  Dividends from Banking Subsidiaries                        $25,000     $23,000     $26,000
  Interest Income from Banking Subsidiaries                    6,538       6,358       2,917
  Other Interest Income                                        1,625       2,373       2,824
  Noninterest Income                                             763         811        (203)
                                                              33,926      32,542      31,538
Expenses:
  Interest Expense                                             8,833       8,686       5,990
  Salaries and Employee Benefits                                  56         410         463
  General and Administrative                                   3,068       3,212       2,403
                                                              11,957      12,308       8,856
Earnings Before Taxes and Equity in Undistributed
  Net Earnings of Subsidiaries                                21,969      20,234      22,682
Applicable Income Tax Credits                                  1,675       1,774       1,191
Earnings Before Equity in Undistributed Net Earnings
  of Subsidiaries                                             23,644      22,008      23,873
Equity in Undistributed Net Earnings of Subsidiaries          57,556      49,852      33,793
Net Earnings                                                 $81,200     $71,860     $57,666

           STATEMENTS OF CASH FLOWS (PARENT ONLY)
                       (In Thousands)
                                                                  Year Ended December 31,
                                                               1996        1995       1994
Operating Activities:
  Net Earnings                                                 $81,200    $71,860    $57,666
  Adjustment to Reconcile Net Earnings to
   Net Cash Provided by Operating Activities:
    Provision for Depreciation and Amortization                    528        406        360
    Net Earnings from Subsidiaries                             (82,556)   (72,852)   (59,793)
    Cash Dividends Received From Subsidiaries                   25,000     23,000     26,000
    Proceeds From Sale of Loans Held for Sale                   32,581          -          -
    Origination of Loans Held for Sale                         (32,491)         -          -
    Realized Gains on Loans Held for Sale                          (90)         -          -
    (Increase) Decrease in Interest Receivable                      64        (27)       (19)
    (Increase) Decrease in Accounts Receivable
     and Other Assets                                           (8,713)     1,837      2,653
    Increase in Interest Payable                                   675         80        357
    Deferred Income Taxes                                       (2,811)    (1,092)       752
    Increase (Decrease) in Taxes Payable                         7,731     (4,362)    (1,365)
    Increase (Decrease) in Accounts Payable
     and Other Liabilities                                     (11,959)    14,709     (8,706)
    Other                                                          (42)       415     (1,015)
      Net Cash Provided by Operating Activities                  9,117     33,974     16,890

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                              -          -         25
    Proceeds from Maturities and Prepayments                     1,700          -          -
    Purchases                                                   (1,892)       (31)   (10,000)
  Investment Securities Held to Maturity:
    Proceeds from Maturities and Prepayments                         -      1,700      1,600
    Purchases                                                        -     (1,652)    (1,663)
  Net Decrease in Loans                                          8,870     10,989     32,861
  Purchase of Subsidiary (Net of Cash Acquired)                      -       (185)         -
  Proceeds from Sale of Premises and Equipment                       -         70         90
  Purchases of Premises and Equipment                                -        (57)      (118)
    Net Cash Provided by Investment Activities                   8,678     10,834     22,795

Financing Activities:
  Net Increase (Decrease) in Short-Term Borrowings              (5,656)     4,505     23,800
  Principal Payments on Long-Term Debt                            (836)    (5,598)    (5,345)
  Proceeds from Issuance of Long-Term Debt                     102,320        404      2,221
  Proceeds from Sale of Common Stock                             1,878      5,260        826
  Purchase of Treasury Stock                                         -     (6,109)      (211)
  Cash Dividends Paid                                          (21,970)   (18,809)   (17,658)
  Contribution to Subsidiaries                                  (3,093)         -          -
    Net Cash Provided by (Used in) Financing
     Activities                                                 72,643    (20,347)     3,633
    Increase in Cash and Cash Equivalents                       90,438     24,461     43,318
Cash and Cash Equivalents at Beginning of Year                 149,031    124,570     81,252
    Cash and Cash Equivalents at End of Year                  $239,469   $149,031   $124,570

RESTRICTIONS ON TRANSFER OF FUNDS FROM SUBSIDIARIES TO PARENT The transfer of funds by the banking subsidiaries to the parent as dividends, loans or advances is subject to various laws and regulations that limit the amount of such transfers that can be made without regulatory approval. The maximum amount available for dividend distribution that may be paid in 1997 by Provident to its parent without approval is approximately $96.1 million, plus 1997 net earnings. Dividends of approximately $3.8 million plus 1997 net earnings may be paid in 1997 by Provident Kentucky to its parent. Pursuant to Federal Reserve and State regulations, the maximum amount available to be loaned to affiliates (as defined), including their Parent, by the banking subsidiaries, was approximately $68.7 million to any single affiliate, and $137.3 million to all affiliates combined of which $59.3 million was loaned at December 31, 1996.

                          SUPPLEMENTARY DATA

Quarterly Consolidated Results of Operations - (Unaudited)

The following are quarterly consolidated results of operations for the two years ended December 31, 1996.

                                                  1996                                1995
                                    Fourth     Third    Second     First    Fourth     Third    Second     First
                                    Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                                        (In Thousands Except Per Share Data)
Total Interest Income              $135,648  $131,267  $127,612  $125,798  $124,230  $118,058  $114,144  $105,964
Total Interest Expense               72,068    70,892    68,963    68,334    68,387    66,432    65,080    59,848
  Net Interest Income                63,580    60,375    58,649    57,464    55,843    51,626    49,064    46,116
Provision for Loan and Lease Losses  (9,250)  (14,000)  (13,750)  (10,000)   (5,000)   (4,000)   (3,000)   (2,000)
  Net Interest Income After
   Provision for Loan and Lease
   Losses                            54,330    46,375    44,899    47,464    50,843    47,626    46,064    44,116

Service Charges on Deposit Account    5,826     5,529     5,317     4,865     4,895     4,537     3,911     3,771
Other Service Charges and Fees        5,957     6,771     7,373     9,227     5,390     4,525     7,100     3,785
Gain on Sale of Loans and Leases     12,645    16,187     1,149       974     2,726     1,426       630     1,802
Security Gains (Losses)                   -         -        96         -         6       (92)        -         -
Other                                 1,581     3,037     8,640     3,742     1,566     8,329     1,205     1,437
  Total Noninterest Income           26,009    31,524    22,575    18,808    14,583    18,725    12,846    10,795

Compensation                         21,736    20,370    18,298    19,426    17,166    19,348    16,752    16,544
Occupancy                             2,522     2,324     2,454     2,373     2,252     2,334     2,198     2,147
Professional Services                 3,435     4,019     2,183     1,826     1,684     2,714     1,566     1,371
Deposit Insurance                       161     8,889       887       887     1,088       726     2,177     2,177
Equipment Expense                     3,186     2,998     2,805     2,359     2,345     2,296     2,298     2,303
Charges and Fees                      2,867     2,199     2,044     1,473     3,128     1,523     1,300     1,378
Other                                 9,632    10,725     7,935     7,928     8,213     7,410     7,572     6,422
  Total Noninterest Expense          43,539    51,524    36,606    36,272    35,876    36,351    33,863    32,342

  Earnings Before Income Taxes       36,800    26,375    30,868    30,000    29,550    30,000    25,047    22,569
Applicable Income Taxes              12,800     9,100    10,618    10,325    10,175     8,990     8,572     7,569
    Net Earnings                    $24,000   $17,275   $20,250   $19,675   $19,375   $21,010   $16,475   $15,000

Net Earnings Per Common Share:
  Primary                              $.58      $.42      $.49      $.48      $.51      $.57      $.45      $.40
  Fully Diluted                         .57       .41       .49       .47       .47       .51       .40       .37
  Cash Dividends                        .14       .14       .14       .12       .12       .12       .11       .11

Fully Tax Equivalent Margin:
  Net Interest Income               $63,580   $60,375   $58,649   $57,464   $55,843   $51,626   $49,064   $46,116
  Tax Equivalent Adjustment             128       141       142       115       116       118       127       122
    Tax Equivalent Net
     Interest Income                $63,708   $60,516   $58,791   $57,579   $55,959   $51,744   $49,191   $46,238

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                               PART III

The following items are incorporated by reference to Bancorp's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of Bancorp's fiscal year ending December 31, 1996:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a) 1. See Index to Financial Statements on page 28 for a list of all financial statements filed as a part of this report.

     2. Schedules to the consolidated financial statements required by Article 9 of Regulation S-X have been omitted as they are not required, not applicable or the information required thereby is set forth in the related financial statements.

     3.  Exhibits:

     Number Exhibit Description          Filing Status

      3.1   Articles of Incorporation    Filed herewith.

      3.2   Amended Code of Regulations  Incorporated by reference to
                                         Annex I to Provident Bancorp,
                                         Inc.'s Proxy Statement for
                                         the 1994 Annual Meeting of
                                         Shareholders.

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

     Number Exhibit Description          Filing Status

      4.2   Plan of Reorganization       Incorporated by reference to
            relating to Series D,        Form 10-K for 1995.
            Non-Voting Convertible
            Preferred Stock

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

     10.6   Junior Subordinated          Incorporated by reference to
            Indenture, dated as of       Exhibit 4.1 on Form 8-K dated
            November 27, 1996, between   November 27, 1996.
            Bancorp and the Bank of
            New York, as Indenture
            Trustee.

     10.7   Amended and Restated         Incorporated by reference to
            Declaration of Trust of      Exhibit 4.3 on Form 8-K dated
            Provident Capital Trust I,   November 27, 1996.
            dated as of November 27,
            1996.

     Number Exhibit Description          Filing Status

     10.8   Form of Guarantee Agreement  Incorporated by reference to
            to be entered into by        registration statement number
            Bancorp and The Bank of New  333-20769.
            York, as Guarantee Trustee.

            Management Compensatory
            Agreements

     10.9   Provident Bancorp, Inc.      Incorporated by reference to
            1990 Employee Stock          Post-Effective Amendment No.
            Purchase Plan                1 to Form S-8 (File No.
                                         33-34904).

     10.10  Provident Bancorp, Inc.      Incorporated by reference to
            Retirement Plan (As amended) Form S-8 (File No. 33-90792).

     10.11  Provident Bancorp, Inc.      Incorporated by reference to
            1988 Stock Option Plan (As   Form S-8 (File No. 33-34906),
            amended)                     Form S-8 (File No. 33-43102)
                                         and Form S-8 (File No.
                                         33-84094).

     10.12  Provident Bancorp, Inc.      Incorporated by reference to
            1992 Advisory Directors'     Form 8-K filed October 22,
            Stock Option Plan (As        1992, and Form S-8 (File No.
            amended)                     33-62707).

     10.13  Provident Bancorp, Inc.      Incorporated by reference to
            1992 Outside Directors'      Form S-8 (File No. 33-51230).
            Stock Option Plan

     10.14  Provident Bancorp, Inc.      Incorporated by reference to
            Restricted Stock Plan        Form S-2 (File No. 33-44641).

     10.15 Provident Bancorp, Inc. Incorporated by reference to Deferred Compensation Plan Form S-8 (File No. 33-61576)
                                         and Form 8-K filed March 28,
                                         1995.

     21     Subsidiaries of Provident    Filed herewith.
            Bancorp, Inc.

     23     Consent of Independent       Filed herewith.
            Auditors

     27     Financial Data Schedule      Filed herewith.

(b)  Reports on Form 8-K:


     Date of Report     Item 5.  Other Events

     October 3, 1996    Revised its estimate of net income for the
                        third quarter of 1996 to $17 million as a result of a one-time special assessment on Savings Association Insurance Fund deposits.

     November 27, 1996  Provident Capital Trust I, a Delaware statutory business issued $100 million of its 8.60% capital securities. Bancorp owns all of the beneficial ownership interests represented by the common securities of the Trust. The sole purpose of the Trust is to issue the capital and common securities of the Trust and invest the proceeds in 8.60% junior subordinated debentures issued by Bancorp. The capital securities mature in 2026 and are callable in ten years at a premium of 104.30 that declines ratably over the next ten years. The capital securities qualify as Tier I Regulatory Capital.

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

                                        Provident Bancorp, Inc.


                                               /s/Allen L. Davis

                                                  Allen L. Davis
                                                     President
                                                  March 20, 1997


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Provident Bancorp, Inc. and in the capacities and on the dates indicated.

       Signature                Capacity                   Date

/s/Allen L. Davis     Director and President           March 20, 1997
   Allen L. Davis     (Principal Executive Officer)


/s/Philip R. Myers    Director                         March 20, 1997
   Philip R. Myers


/s/Sidney A. Peerless Director                         March 20, 1997
   Sidney A. Peerless


/s/Joseph A. Pedoto   Director                         March 20, 1997
   Joseph A. Pedoto


/s/John R. Farrenkopf Vice President and               March 20, 1997
   John R. Farrenkopf Chief Financial and Accounting
                      Officer (Principal Financial
                      Officer and Principal
                      Accounting Officer)