Form 10-Q
period 1997-03-31
PROVIDENT BANCORP INC
filed 1997-05-08
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                       Commission File
March 31, 1997                                            No. 1-8019


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

                      Yes    X         No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, without par value, outstanding at April 30, 1997 is 41,040,444.


                 Please address all correspondence to:

                          John R. Farrenkopf
              Vice President and Chief Financial Officer
                        Provident Bancorp, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

                PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)
                                                                March 31,    December 31,
                                                                  1997           1996
                                                               (Unaudited)
                            ASSETS
Cash and Noninterest Bearing Deposits                             $203,635      $208,097
Federal Funds Sold and Reverse Repurchase Agreements               261,829        70,650
Investment Securities Available for Sale
  (amortized cost - $1,032,566 and $1,026,784)                   1,027,452     1,032,907
Loans and Leases (Net of Unearned Income):
  Commercial Lending:
    Commercial and Financial                                     2,392,135     2,404,890
    Mortgage                                                       495,203       475,882
    Construction                                                   284,543       283,673
    Lease Financing                                                245,744       239,064
  Consumer Lending:
    Instalment                                                     890,241       924,561
    Residential - Held for Sale                                    134,193        73,545
    Residential - Portfolio                                              -       318,070
    Lease Financing                                                629,653       591,763
      Total Loans and Leases                                     5,071,712     5,311,448
  Reserve for Loan and Lease Losses                                (68,371)      (66,693)
      Net Loans and Leases                                       5,003,341     5,244,755
Premises and Equipment                                             143,447       145,641
Other Assets                                                       140,647       127,038
                                                                $6,780,351    $6,829,088

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                           $528,452      $554,262
    Interest Bearing                                             4,294,335     4,042,218
      Total Deposits                                             4,822,787     4,596,480
  Short-Term Debt                                                  467,657       599,540
  Long-Term Debt                                                   766,170       949,913
  Accrued Interest and Other Liabilities                           183,068       166,350
      Total Liabilities                                          6,239,682     6,312,283
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized,
    Series D, 70,272 Issued                                          7,000         7,000
  Common Stock, No Par Value, $.30 Stated Value, 60,000,000
    Shares Authorized, 41,027,352 and 40,655,916 Issued             12,081        11,973
  Capital Surplus                                                  171,019       160,586
  Retained Earnings                                                346,893       326,599
  Reserve for Retirement of Capital Securities                       7,000         6,667
  Unrealized Gains (Losses) on Marketable Securities
    (net of deferred income tax)                                    (3,324)        3,980
      Total Shareholders' Equity                                   540,669       516,805
                                                                $6,780,351    $6,829,088

             PROVIDENT BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)
             (In Thousands, Except Per Share Amounts)
                                                                    Three Months Ended
                                                                        March 31,
                                                                     1997        1996
Interest Income:
  Interest and Fees on Loans and Leases                            $119,701    $110,400
  Interest on Investment Securities:
    Taxable                                                          17,314      15,017
    Exempt From Federal Income Taxes                                     55         103
                                                                     17,369      15,120
  Interest on Federal Funds Sold and
    Reverse Repurchase Agreements                                       216         278
      Total Interest Income                                         137,286     125,798
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                                       4,789       5,262
    Time Deposits                                                    47,044      41,660
      Total Interest on Deposits                                     51,833      46,922
  Interest on Short-Term Debt                                         7,651       8,981
  Interest on Long-Term Debt                                         14,269      12,431
    Total Interest Expense                                           73,753      68,334
      Net Interest Income                                            63,533      57,464
Provision for Loan and Lease Losses                                  11,000      10,000
  Net Interest Income After Provision
    for Loan and Lease Losses                                        52,533      47,464
Noninterest Income:
  Service Charges on Deposit Accounts                                 5,578       4,865
  Other Service Charges and Fees                                      9,233       9,227
  Gain on Sales of Loans and Leases                                  14,908         974
  Security Gains                                                      2,223           -
  Other                                                               4,850       3,742
    Total Noninterest Income                                         36,792      18,808
Noninterest Expense:
  Compensation:
    Salaries                                                         18,729      15,642
    Benefits                                                          3,439       2,808
    Profit Sharing                                                    1,559         976
  Occupancy                                                           2,646       2,373
  Equipment Expense                                                   3,267       2,359
  Professional Fees                                                   3,048       1,826
  Charges and Fees                                                    3,433       1,473
  Other                                                              11,149       8,815
    Total Noninterest Expense                                        47,270      36,272

Earnings Before Income Taxes                                         42,055      30,000
Applicable Income Taxes                                              14,748      10,325
  Net Earnings                                                      $27,307     $19,675

Net Earnings Per Common Share:
  Primary                                                              $.64        $.48
  Fully Diluted                                                         .63         .47
Average Primary Shares                                               42,205      40,589
Average Fully Diluted Shares                                         43,193      41,660

             PROVIDENT BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                      (Dollars in Thousands)
                                                                   Three Months Ended March 31,
                                                                      1997                1996
Operating Activities:
  Net Earnings                                                       $27,307             $19,675
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                             11,000              10,000
      Amortization of Goodwill                                           381                 283
      Amortization of Unearned Income and Other                      (17,536)             (9,911)
      Depreciation of Premises and Equipment                           6,269               3,535
      Realized Investment Security Gains                              (2,223)                  -
      Proceeds from Sale of Loans Held for Sale                      409,287              41,408
      Origination of Loans Held for Sale                            (151,873)            (40,847)
      Realized Gains on Loans Held for Sale                          (13,729)               (561)
      Realized Gains on Sale of Other Loans and Leases                (1,179)               (413)
      (Increase) Decrease in Interest Receivable                          18              (2,756)
      (Increase) Decrease in Other Assets                            (10,774)              8,680
      Increase in Interest Payable                                    15,420              10,402
      Increase (Decrease) in Other Liabilities                         5,231                (968)
        Net Cash Provided By Operating Activities                    277,599              38,527

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                              109,714                   -
    Proceeds from Maturities and Prepayments                          34,099             155,387
    Purchases                                                       (133,429)            (96,190)
  Net Increase in Loans and Leases                                    (8,653)            (66,913)
  Net Increase in Premises and Equipment                              (4,075)             (6,194)
  Acquisition                                                          3,918                   -
    Net Cash Provided By (Used In) Investing Activities                1,574             (13,910)

Financing Activities:
  Net Increase in Deposits                                           226,307              23,052
  Net Decrease in Short-Term Debt                                   (131,883)            (11,058)
  Principal Payments on Long-Term Debt                              (183,589)               (374)
  Proceeds From Issuance of Long-Term Debt                                 -                 248
  Cash Dividends Paid                                                 (6,680)             (4,948)
  Proceeds from Sale of Common Stock                                   3,389                 442
  Net Increase in Other Equity Items                                       -                  40
    Net Cash Provided By (Used In) Financing Activities              (92,456)              7,402
      Increase in Cash and Cash Equivalents                          186,717              32,019
  Cash and Cash Equivalents at Beginning of Period                   278,747             213,594
    Cash and Cash Equivalents at End of Period                      $465,464            $245,613

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                         $58,333             $57,932
    Income Taxes                                                           -                   -
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to
      Other Real Estate                                                4,882               7,776
    Securitization of Residential Loans                                    -              64,025
    Residual Interest Securities Created from the
      Sale of Residential Loans                                       13,737                   -
    Common Stock Issued To Acquire Business                            7,152                   -

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

The financial statements presented herein should be read in conjunction with the financial statements and notes thereto included in Provident Bancorp, Inc.'s 1996 annual report on Form 10-K filed with the Securities and Exchange Commission.

All data relating to Provident Bancorp's Common Stock and per Common Share information has been adjusted for 3-for-2 common stock splits effective May 24, 1996 and December 19, 1996.

Basis of Presentation

The consolidated financial statements include the accounts of Provident Bancorp, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to conform to the current year presentation.

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

Bancorp adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as amended by Statement No. 127,
"Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125" on January 1, 1997. This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under this Statement, a company would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. The adoption of SFAS No. 125 had no material impact on Bancorp's financial position or results of operations.

Statement No. 128, "Earnings per Share" establishes revised standards for computing and presenting earnings per share. It replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Bancorp's pro forma basic and diluted earnings per share would not have differed materially from primary and fully diluted earnings per share.

Stock Options

Options to purchase 48,000 shares of Bancorp Common Stock were granted during the first three months of 1997. The options have exercise prices ranging from $36.10 to $37.76.


Off-Balance Sheet Financial Agreements

In the normal course of business, Bancorp uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At March 31, 1997, these off-balance sheet instruments consisted of standby letters of credit of $115.1 million, commitments to extend credit of $1.8 billion  and  interest  rate  swaps with a  notional  amount  of  $2.2 billion.

Acquisition

On February 12, 1997, Bancorp completed its previously announced acquisition of South Hillsborough Community Bank. South Hillsborough, which had $40 million in assets at the time of merger, is a Florida state chartered bank having three offices in Hillsborough County, Florida. This transaction was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at estimated fair value. South Hillsborough's shareholders received 189,259 shares of Bancorp Common Stock having an aggregate value of $7,151,900 as a result of the merger.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary

Bancorp's net earnings for the first quarter of 1997 were $27.3 million compared to $19.7 million for the first quarter of 1996. Net interest income increased by $6.1 million, or 11%, over the comparable period in 1996. Interest income increased by $11.5 million, or 9%, which more than offset the $5.4 million, or 8%, increase in interest expense. The provision for loan and lease losses was $11.0 million, an increase of $1.0 million from the first quarter in 1996. Noninterest income increased $18.0 million, or 96%, due primarily to gains recognized on the sale of loans and leases. Noninterest expense increased $11.0 million, or 30%, primarily as a result of the restructuring of retail banking's delivery channels and lending functions, the national expansion of Provident Consumer Financial Services ("PCFS") and the continued development of the MeritValu division.

As noted above, the recognition of gains on the sale of loans and leases made a significant contribution to Bancorp's net income during the first quarter of 1997. Of the $14.9 million gain recorded during this period, $10.5 million was realized from the sale of $140.1 million of residential closed-end nonconforming home equity loans originated by PCFS. The following is a summary of selected operational data for PCFS for the past five quarters (in millions):

                                                  Quarter Ended
                             Mar. 1997  Dec. 1996  Sept. 1996 June 1996  March 1996
  Loan Originations             $143.3     $130.2     $111.4      $76.7      $41.4
  Loan Sales                     140.1      110.0      204.0          -          -
  Gain on Sale of Loans           10.5        9.5       14.5          -          -
  Interest and Fees on Loans       4.2        2.5        4.2        2.8        1.3

The following ratios compare Bancorp's returns on average assets and average equity for the first three months of 1997 and for the year 1996.

                                                Three Months Ended      Year Ended
                                                  March 31, 1997     December 31, 1996
  Net Earnings to Average Assets(1)                       1.62%              1.28%
  Net Earnings to Average Shareholders' Equity(1)        20.76%             17.67%

  (1)Net earnings for the three months ended March 31, 1997 have been annualized.

The ratio of noninterest expense to tax equivalent revenue ("efficiency ratio") was 48.1% for the first three months of 1997 compared to 47.5% for the first three months of 1996. For purposes of calculating the efficiency ratio, noninterest expense excludes non-recurring expenses. Tax equivalent revenue includes tax equivalent net interest income and noninterest income but excludes non-recurring income, and security gains or losses.

Nonperforming assets as of March 31, 1997 increased $5.9 million compared to December 31, 1996, but decreased $7.8 million compared to March 31, 1996. The ratio of nonperforming loans to total loans and leases was .47% at March 31, 1997, compared to .41% at December 31, 1996 and .66% at March 31, 1996. The ratio of nonperforming assets to total loans, leases and other real estate owned was .68% at March 31, 1997, compared to .54% at December 31, 1996 and .86% at March 31, 1996.

Net Interest Income

See Table 1 for net interest income on a tax equivalent basis and Table 2 for consolidated average balances, average rates and net interest margin.

Net interest income on a tax equivalent basis increased approximately $6.0 million for the first three months of 1997 over the comparable period in 1996. This increase resulted from a $3.6 million increase due to changes in volume and a $2.4 million increase which was caused by changes in rates. Volume changes are caused by changes in the average balances of interest earning assets and interest bearing liabilities. The net interest margin was 4.04% for the first three months of 1997 as compared to 3.95% for the comparable period in 1996. The improvement in the net interest margin during this period reflects the increase in the average rate received on interest earning assets of 9 basis points, more than offsetting the increase in the average rate paid on interest bearing liabilities of 5 basis points. The increase in Bancorp's overall rate on interest earning assets was due to the increase in the rate received on equipment leases. The increase in the average rate paid on interest bearing liabilities was due to a higher average rate paid on demand deposits and long-term debt. Interest rate swaps increased the net interest margin by 27 basis points and 17 basis points during the first three months of 1997 and 1996, respectively.

In preparing the net interest margin tables, nonaccrual loan balances are included in the average balances for loans and leases. Fees included in interest and fees on loans and leases during the first quarter of 1997 and 1996 were $3.9 million and $5.0 million, respectively.

Noninterest Income

Noninterest income increased $18.0 million during the first quarter of 1997 compared to the same quarter in 1996. Service charges on deposit accounts increased primarily as a result of increased fees received on corporate demand deposit accounts. Gain on sales of loans and leases increased primarily as a result of $10.5 million in gains on the sale of non-conforming home equity loans by PCFS and $2.8 million in gains on the sale of seasoned residential loans. Security gains of $2.2 million were recognized primarily from the sale of mortgage-backed securities. The increase in other income was due primarily to additional revenues from operating leases resulting from the acquisition of Information Leasing Corporation.

Noninterest Expense

Noninterest expense increased $11.0 million during the first quarter of 1997 when compared to 1996. Compensation expense increased primarily as a result of the acquisition of Information Leasing, the expansion of PCFS and MeritValu, and the restructuring of consumer lending and retail distribution. Equipment expense increased due primarily to the depreciation of expanded telebanking and computer equipment. Professional fees increased due primarily to increased management consulting fees. Charges and fees increased primarily as a result of a $1.0 million charge-off on other real estate owned and increased loan origination costs. Marketing expense and franchise taxes were the primary reasons for the increase in other expense.

Financial Condition

Short-Term Investments

Federal funds sold and reverse repurchase agreements increased $191.2 million during 1997. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, the remainder is placed in overnight federal funds. The higher level of federal funds sold at March 31, 1997 was a result of having additional funds available from the sale of residential loans at the end of the quarter.

Loans and Leases

Total  loans  and  leases decreased $239.7 million  during  1997.  The
decrease  was  due  primarily  to  the  sale  of  $409.3  million   in
residential loans during the first three months of 1997.

The following table shows the composition of the commercial and financial loan category by industry type at March 31, 1997 (dollars in millions):

                                                             Amount on
             Type                     Amount         %      Nonaccrual
  Construction                         $89.4         4            $1.2
  Manufacturing                        537.8        22             3.9
  Transportation/Utilities             155.3         6             3.5
  Wholesale Trade                      207.4         9             2.0
  Retail Trade                         254.3        11              .5
  Finance & Insurance                  109.6         5              .4
  Real Estate Operators/Investment     299.2        12              .8
  Service Industries                   353.1        15              .7
  Automobile Dealers                   118.6         5               -
  Other(1)                             267.4        11             1.6
     Total                          $2,392.1       100           $14.6

  (1) Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

The composition of the commercial mortgage and construction loan categories by property type at March 31, 1997 is shown in the following table (dollars in millions):

                                                             Amount on
                    Type             Amount         %       Nonaccrual
  Apartments                          $124.9        16              $-
  Office/Warehouse                     163.6        21               -
  Residential Development               90.6        12              .2
  Shopping/Retail                      191.2        24               -
  Land                                  42.2         5               -
  Industrial Plants                     15.2         2               -
  Hotels/Motels                         29.0         4               -
  Health Facilities                      4.4         1               -
  Auto Sales and Service                26.0         3               -
  Churches                              12.2         2               -
  Mobile Home Parks                      7.8         1               -
  Other Commercial Properties           72.6         9               -
     Total                            $779.7       100             $.2

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

The following table shows the progression of the reserve for loan and lease losses (dollars in thousands):

                                               1997              1996
  Balance at January 1                       $66,693           $60,235
  Provision for Loan and Lease Losses         11,000            10,000
  Loans and Leases Charged Off               (11,572)          (10,002)
  Recoveries                                   2,250               733
  Balance at March 31                        $68,371           $60,966

Net charge-offs totaled $9.3 million for both the first quarter of 1997 and 1996. During the first quarter of 1997, net charge-offs for commercial lending were $1.2 million which was primarily caused by the charge-off of one commercial mortgage loan. Net charge-offs for consumer lending were $8.1 million which consisted principally of auto loans and credit cards. As a percentage of total loans and leases outstanding, the reserve was 1.35% at March 31, 1997 compared to 1.26% at December 31, 1996 and 1.25% at March 31, 1996. The increase in the ratio reflects the sale of low risk seasoned residential loans during the first quarter of 1997.

Table 3 shows a comparison of the major components of nonperforming assets over the past five quarters along with various asset quality ratios. Nonperforming assets have increased $5.9 million during the first three months of 1997. Nonaccrual loans increased $2.2 million due primarily to one loan and two leases being added during the first three months of 1997. Other real estate increased $4.0 million due primarily to foreclosing on one commercial property. At March 31, 1997, nonperforming assets as a percentage of total loans, leases and other real estate was .68% which compares favorably to Bancorp's most recent five-year average of .85%.

Short-Term Debt

Short-term debt decreased $131.9 million, or 22%, to $467.7 million during the first quarter of 1997. The decrease was due primarily to the reduction of overnight federal funds.

Long-Term Debt

During the first three months of 1997, long-term debt decreased $183.7 million, or 19%, reflecting the repayment of debt, primarily to the Federal Home Loan Bank.

Capital Resources and Adequacy

During the first three months of 1997, shareholders' equity increased $23.9 million, or 5%, to $540.7 million. Dividends of $6.5 million on common stock and $158,000 on preferred stock were paid in the first quarter of 1997. Unrealized gains/losses on marketable securities, net of deferred income taxes, decreased $7.3 million during the first three months of 1997.

The following table of ratios is important to the analysis of the adequacy of capital resources.

                                                  Three Months Ended      Year Ended
                                                    March 31, 1997     December 31, 1996
  Average Shareholders' Equity to Average Assets             7.78%              7.23%
  Preferred Dividend Payout to Net Earnings                   .58                .66
  Common Dividend Payout to Net Earnings                    23.88              26.40
  Tier 1 Leverage Ratio                                      9.11               9.02
  Tier 1 Capital to Risk-Weighted Assets                     9.48               9.23
  Total Risk-Based Capital To Risk-Weighted Assets          13.25              13.05

Capital expenditures planned by Bancorp for building improvements and furniture and equipment in 1997 are currently estimated to be approximately $9 million. Included in this amount are projected capital expenditures for the purchase or construction of system applications, data processing equipment, ATMs and branches. Through March 31, 1997, approximately $2.7 million of these expenditures have been made.

Liquidity

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Bancorp has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash, deposits with other banks and federal funds sold. Another source is the generation of new deposits. Bancorp may borrow both short-term and long-term funds. Bancorp has an additional $687.5 million available for borrowing under a $1 billion bank notes program. Additional sources of liquidity include the sale of investment securities and the sale of commercial and consumer loans and leases.

The major source of liquidity for Bancorp on a parent-only basis ("the Parent") is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to the Parent at March 31, 1997 by its banking subsidiaries was approximately $128.3 million. The Parent has not received dividends from its subsidiaries during the first quarter of 1997.

At March 31, 1997, the Parent had $133.2 million of short-term commercial paper outstanding. A portion of commercial paper proceeds was used to fund short-term loans. Contractual lines of credit totaling $175 million have been obtained by the Parent to support its commercial paper borrowings. Also, the Parent has $40 million in general purpose lines of credit. These lines had not been used at March 31, 1997. The Parent had approximately $231.0 million in cash and interest earning deposits at March 31, 1997.

Provident Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements Of Earnings
(unaudited)
(In Thousands, Except Per Share Amounts)
Table 1.
                                                            Quarter Ended
                                                           Mar.        Mar.
                                                           1997        1996
Total Interest Income                                    $137,286    $125,798
Taxable Equivalent Adjustment                                  78         115

Taxable Equivalent Interest Income                        137,364     125,913
Total Interest Expense                                     73,753      68,334

Net Interest Income                                        63,611      57,579
Provision for Loan and Lease Losses                        11,000      10,000

Taxable Equivalent Net Interest Income After
  Provision for Loan and Lease Losses                      52,611      47,579

Noninterest Income                                         36,792      18,808
Noninterest Expense                                        47,270      36,272


Taxable Equivalent Earnings Before Income Taxes            42,133      30,115

Applicable Income Taxes                                    14,748      10,325

Taxable Equivalent Adjustment                                  78         115
Net Earnings                                              $27,307     $19,675
Net Earnings Applicable to Common Stock                   $27,149     $19,554

Provident Bancorp, Inc. and Subsidiaries
Consolidated Average Balances, Rates and Yields
On a Fully Taxable Equivalent Basis
(unaudited)
(Dollars In Millions)
Table 2.
                                                               Quarter Ended
                                                     Mar. 31, 1997      Mar. 31, 1996
                                                      Average    Avg     Average    Avg
                                                      Balance    Rate    Balance    Rate
Assets:
 Loans and Leases (Net of Unearned Income):
  Commercial Lending:
   Commercial and Financial                            $2,392     9.21%   $2,224     9.59%
   Mortgage                                               481     9.39       441     8.93
   Construction                                           280     8.69       263     9.09
   Lease Financing                                        241    11.07       124     7.29
  Consumer Lending:
   Instalment                                             909     9.67     1,004     9.32
   Residential                                            425     7.98       474     8.04
   Lease Financing                                        615     7.69       360     7.46
    Total Loans and Leases                              5,343     9.09     4,890     9.08
 Investment Securities:
  Taxable                                               1,018     6.90       936     6.45
  Tax-Exempt                                                8     4.45        11     5.97
    Total Investment Securities                         1,026     6.88       947     6.45
 Federal Funds Sold and Reverse
   Repurchase Agreements                                   15     5.78        22     5.17
    Total Earning Assets                                6,384     8.73     5,859     8.64
 Cash and Noninterest Bearing Deposits                    169                139
 Other Assets                                             208                125
    Total Assets                                       $6,761             $6,123
Liabilities and Shareholders' Equity:
 Deposits:
  Demand Deposits                                        $246     2.39      $252     1.94
  Savings Deposits                                        491     2.76       601     2.71
  Time Deposits                                         3,375     5.65     2,817     5.95
   Total Deposits                                       4,112     5.11     3,670     5.14
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements                                  441     5.24       519     5.34
  Commercial Paper                                        142     5.51       152     5.48
  Short-Term Notes Payable                                  1     5.96         1     6.91
   Total Short-Term Debt                                  584     5.31       672     5.37
 Long-Term Debt                                           878     6.59       820     6.10
   Total Interest Bearing Liabilities                   5,574     5.37     5,162     5.32
 Noninterest Bearing Deposits                             489                397
 Other Liabilities                                        172                129
 Shareholders' Equity                                     526                435
   Total Liabilities and Shareholders' Equity          $6,761             $6,123

Net Interest Spread                                               3.36%              3.32%

Net Interest Margin                                               4.04%              3.95%

Provident Bancorp, Inc. and Subsidiaries
Consolidated Quarterly Nonperforming Assets
(unaudited)
(Dollars In Thousands)
Table 3.
                                                                            Quarter Ended
                                                       Mar.         Dec.        Sept.         June         Mar.
                                                       1997         1996         1996         1996         1996
Nonaccrual Loans: (1)
 Commercial Lending:
   Commercial and Financial                            $14,597      $14,164      $18,024      $14,283      $26,749
   Mortgage                                                103          103           48          300        1,162
   Construction                                             71           71           71           71           78
   Lease Financing                                       4,980        3,973        2,653        2,720        2,664
 Consumer Lending:
   Instalment                                                -            -            -            -            -
   Residential                                           3,583        2,805        2,008        1,489        1,296
   Lease Financing                                           -            -            -            -            -
     Total Nonaccrual Loans                             23,334       21,116       22,804       18,863       31,949

Renegotiated Loans (2)                                     526          786          787          551          558
   Total Nonperforming Loans                            23,860       21,902       23,591       19,414       32,507

Other Real Estate and Equipment Owned:
   Commercial                                            5,191        6,102        6,477        7,341        7,460
   Closed bank branches                                      -            -            -            -            -
   Residential                                           3,752          475          480          897          989
   Multifamily                                               -            -            -            -          588
   Land                                                  1,615           15          660          661          663
     Total                                              10,558        6,592        7,617        8,899        9,700

     Total Nonperforming Assets                        $34,418      $28,494      $31,208      $28,313      $42,207

Loans 90 Days Past Due Still Accruing                  $11,848      $18,751      $19,989      $25,426      $31,178

Total Loans and Leases                               5,071,712    5,311,448    5,047,441    4,996,007    4,890,020

Reserve for Loan and Lease Losses                       68,371       66,693       63,665       61,169       60,966

Total Assets                                         6,780,351    6,829,088    6,483,920    6,428,464    6,243,785

Reserve for Loan and Lease Losses as a Percent of:
  Nonperforming Loans                                   286.55%      304.51%      269.87%      315.08%      187.55%
  Nonperforming Assets                                  198.65%      234.06%      204.00%      216.05%      144.45%
  Total Loans and Leases                                  1.35%        1.26%        1.26%        1.22%        1.25%

Nonperforming Loans as a % of Total
  Loans and Leases                                         .47%         .41%         .47%         .39%         .66%


Nonperforming Assets as a Percent of:
  Total Loans, Leases  and Other Real Estate               .68%         .54%         .62%         .57%         .86%
  Total Assets                                             .51%         .42%         .48%         .44%         .68%

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





                                            Provident Bancorp, Inc.
                                                  Registrant





Date:  May 7, 1997                          \s\ John R. Farrenkopf
                                              John R. Farrenkopf
                                              Vice President and
                                           Chief Financial Officer