Form 10-Q
period 1997-06-30
PROVIDENT FINANCIAL GROUP INC
filed 1997-08-13
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                       Commission File
June 30, 1997                                             No. 1-8019


     P R O V I D E N T   F I N A N C I A L   G R O U P ,   I N C .
         (Known as Provident Bancorp, Inc. until June 2, 1997)


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

                      Yes    X         No ______


Indicate  the  number of shares outstanding of each  of  the  issuer's
classes  of  common stock, as of the latest practicable date:   Common
stock, without par value, outstanding at July 31, 1997 is 41,180,819.


                 Please address all correspondence to:

                          John R. Farrenkopf
              Vice President and Chief Financial Officer
                    Provident Financial Group, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

                PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                 (Dollars in Thousands)
                                                                June 30,    December 31,
                                                                  1997          1996
                                                               (Unaudited)
                            ASSETS
Cash and Noninterest Bearing Deposits                             $229,217      $208,097
Federal Funds Sold and Reverse Repurchase Agreements                   551        70,650
Investment Securities Available for Sale
  (amortized cost - $1,330,782 and $1,026,784)                   1,333,264     1,032,907
Loans and Leases (Net of Unearned Income):
  Commercial Lending:
    Commercial and Financial                                     2,509,071     2,404,890
    Mortgage                                                       506,957       475,882
    Construction                                                   293,543       283,673
    Lease Financing                                                269,756       239,064
  Consumer Lending:
    Instalment                                                     870,476       924,561
    Residential - Held for Sale                                     89,142        73,545
    Residential - Portfolio                                              -       318,070
    Lease Financing                                                666,952       591,763
      Total Loans and Leases                                     5,205,897     5,311,448
  Reserve for Loan and Lease Losses                                (78,296)      (66,693)
      Net Loans and Leases                                       5,127,601     5,244,755
Premises and Equipment                                             154,647       145,641
Other Assets                                                       139,755       127,038
                                                                $6,985,035    $6,829,088

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                           $532,427      $554,262
    Interest Bearing                                             4,173,045     4,042,218
      Total Deposits                                             4,705,472     4,596,480
  Short-Term Debt                                                  787,312       599,540
  Long-Term Debt                                                   648,336       850,934
  Guaranteed Preferred Beneficial Interests in
    Provident Financial Group, Inc.'s Fixed Rate
    Junior Subordinated Debentures                                  98,785        98,979
  Accrued Interest and Other Liabilities                           176,027       166,350
      Total Liabilities                                          6,415,932     6,312,283
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized,
    Series D, 70,272 Issued                                          7,000         7,000
  Common Stock, No Par Value, $.30 Stated Value, 110,000,000
    Shares Authorized, 41,138,639 and 40,655,916 Issued             12,113        11,973
  Capital Surplus                                                  173,303       160,586
  Retained Earnings                                                372,083       326,599
  Reserve for Retirement of Capital Securities                       3,333         6,667
  Treasury Stock, 9,202 shares                                        (342)            -
  Unrealized Gain on Marketable Securities
    (net of deferred income tax)                                     1,613         3,980
      Total Shareholders' Equity                                   569,103       516,805
                                                                $6,985,035    $6,829,088

                       PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF EARNINGS
                                         (Unaudited)
                           (In Thousands, Except Per Share Amounts)
                                                   Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                     1997       1996       1997       1996
Interest Income:
  Interest and Fees on Loans and Leases            $121,839   $109,778   $241,540   $220,178
  Interest on Investment Securities:
    Taxable                                          19,901     17,227     37,215     32,244
    Exempt From Federal Income Taxes                     72        155        127        258
                                                     19,973     17,382     37,342     32,502
  Interest on Federal Funds Sold and
    Reverse Repurchase Agreements                       424        452        640        730
      Total Interest Income                         142,236    127,612    279,522    253,410
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                       5,461      5,127     10,250     10,389
    Time Deposits                                    50,635     42,030     97,679     83,690
      Total Interest on Deposits                     56,096     47,157    107,929     94,079
  Interest on Short-Term Debt                         8,084      9,735     15,735     18,716
  Interest on Long-Term Debt                         10,359     12,071     22,478     24,502
  Interest on Junior Subordinated Debentures          2,150          -      4,300          -
      Total Interest Expense                         76,689     68,963    150,442    137,297
        Net Interest Income                          65,547     58,649    129,080    116,113
Provision for Loan and Lease Losses                  15,000     13,750     26,000     23,750
  Net Interest Income After Provision
    for Loan and Lease Losses                        50,547     44,899    103,080     92,363
Noninterest Income:
  Service Charges on Deposit Accounts                 6,329      5,317     11,907     10,182
  Other Service Charges and Fees                     10,373      7,373     19,606     16,600
  Gain on Sales of Loans and Leases                  18,800      1,149     33,708      2,123
  Security Gains (Losses)                             1,030         96      3,253         96
  Other                                               5,853      8,640     10,703     12,382
    Total Noninterest Income                         42,385     22,575     79,177     41,383
Noninterest Expense:
  Compensation:
    Salaries                                         19,728     14,767     38,457     30,409
    Benefits                                          3,035      2,596      6,474      5,404
    Profit Sharing                                    1,608        935      3,167      1,911
  Occupancy                                           2,700      2,454      5,346      4,827
  Equipment Expense                                   3,618      2,805      6,885      5,164
  Professional Fees                                   3,681      2,183      6,729      4,009
  Charges and Fees                                    3,002      2,044      6,435      3,517
  Other                                              12,080      8,822     23,229     17,637
    Total Noninterest Expense                        49,452     36,606     96,722     72,878

Earnings Before Income Taxes                         43,480     30,868     85,535     60,868
Applicable Income Taxes                              15,280     10,618     30,028     20,943
  Net Earnings                                      $28,200    $20,250    $55,507    $39,925

Net Earnings Per Common Share:
  Primary                                              $.66       $.49      $1.30       $.98
  Fully Diluted                                         .65        .49       1.28        .96
Average Primary Shares                               42,398     40,690     42,302     40,640
Average Fully Diluted Shares                         43,462     41,688     43,330     41,674

                        PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                     (Dollars in Thousands)
                                                                     Six Months Ended June 30,
                                                                       1997              1996
Operating Activities:
  Net Earnings                                                        $55,507           $39,925
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                              26,000            23,750
      Amortization of Goodwill                                            814               566
      Amortization of Unearned Income and Other                       (36,362)          (20,795)
      Depreciation of Premises and Equipment                           13,520             7,381
      Realized Investment Security Gains                               (3,253)              (96)
      Proceeds from Sale of Loans Held for Sale                       677,833            93,083
      Origination of Loans Held for Sale                             (379,470)          (91,965)
      Realized Gains on Loans Held for Sale                           (31,427)           (1,118)
      Realized Gains on Sale of Other Loans and Leases                 (2,281)           (1,005)
      Increase in Interest Receivable                                    (372)           (3,687)
      (Increase) Decrease in Other Assets                              (9,663)            1,439
      Increase (Decrease) in Interest Payable                             512            (3,019)
      Increase in Other Liabilities                                    10,259             4,581
        Net Cash Provided By Operating Activities                     321,617            49,040

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                               795,684            79,398
    Proceeds from Maturities and Prepayments                           61,567           357,494
    Purchases                                                      (1,107,893)         (536,827)
  Net Increase in Loans and Leases                                   (154,121)         (169,495)
  Net Increase in Premises and Equipment                              (21,800)          (16,082)
  Net Cash and Cash Equivalents Received in Acquisition                 7,410                 -
    Net Cash Used In Investing Activities                            (419,153)         (285,512)

Financing Activities:
  Net Increase in Deposits                                             71,487            70,058
  Net Increase in Short-Term Debt                                     187,772           182,283
  Principal Payments on Long-Term Debt                               (202,708)          (54,716)
  Proceeds From Issuance of Long-Term Debt                                  -               248
  Cash Dividends Paid                                                 (13,366)          (10,617)
  Purchase of Treasury Stock                                             (342)                -
  Proceeds from Sale of Common Stock                                    5,705               625
  Net Increase in Other Equity Items                                        9                16
    Net Cash Provided By Financing Activities                          48,557           187,897
      Decrease in Cash and Cash Equivalents                           (48,979)          (48,575)
  Cash and Cash Equivalents at Beginning of Period                    278,747           213,594
    Cash and Cash Equivalents at End of Period                       $229,768          $165,019

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                         $149,929          $140,316
    Income Taxes                                                       15,000             5,000
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to
      Other Real Estate                                                 9,388             8,080
    Securitization of Residential Loans                                     -            64,025
    Residual Interest Securities Created from the
      Sale of Residential Loans                                        37,072                 -
    Common Stock Issued To Acquire Business                             7,152                 -

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Effective June 2, 1997, Provident Bancorp, Inc. changed its name to Provident Financial Group, Inc. The name change is in response to new products and services being offered.

All data relating to Provident Financial's Common Stock and per Common Share information has been adjusted for 3-for-2 common stock splits effective May 24, 1996 and December 19, 1996.

Basis of Presentation

The consolidated financial statements include the accounts of Provident Financial Group, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to conform to the current year presentation.

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

Provident Financial adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities" as amended by Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125" on January 1, 1997. This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under this Statement, a company would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. The adoption of SFAS No. 125 had no material impact on Provident Financial's financial position or results of operations.

Statement No. 128, "Earnings per Share" establishes revised standards for computing and presenting earnings per share. It replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Provident Financial's pro forma basic and diluted earnings per share would not have differed materially from primary and fully diluted earnings per share.

Guaranteed Preferred Beneficial Interests in Provident Financial Group, Inc.'s Fixed Rate Junior Subordinated Debentures

In November 1996, Provident Financial established Provident Capital Trust I. Provident Capital issued Capital Securities of $100 million of preferred to the public and $3,093,000 of common to Provident Financial. Proceeds from the issuance of the capital securities were invested in Provident Financial's 8.60% Junior Subordinated Debentures, due 2026. Taken together, Provident Financial's obligations under the Guarantee, the Declaration, the Indenture and the Debentures provide a full and unconditional guarantee of the Capital Securities. The sole assets (excluding interest receivable on the Debentures and prepaid franchise tax) of Provident Capital are the Debentures.

Provident Auto Leasing Company

In  January  1997, Provident Financial formed Provident  Auto  Leasing
Company, a Delaware business trust, as a subsidiary of Provident Commercial Group, Inc. Provident Auto was created to avoid the administrative difficulty and expense associated with retitling leased vehicles in connection with the financing or transfer of beneficial ownership of automobile and light duty trucks subject to leases. Provident Auto is a separate legal entity from Provident Commercial and each maintains separate books and records with respect to its assets and liabilities. As of June 30, 1997 Provident Auto had total assets of $76.6 million. These assets are not available to creditors of Provident Commercial to secure any indebtedness of Provident Commercial, or otherwise to satisfy the claims of such creditors against Provident Commercial.

Stock Options

During the second quarter of 1997, Provident Financial adopted a new stock option plan under which 4,000,000 common shares would be reserved for issuance. The plan provides that all options are to be granted with exercise prices of not less than 95% of market value at the time of grant. Options may be granted for varying periods of up to ten years. Options may be granted either as Incentive Stock Options designed to provide certain tax benefits under the Internal Revenue Code or as Non-Qualified Options without such benefits.

Options to purchase 665,950 shares of Provident Financial Common Stock were granted during the first six months of 1997. The options have exercise prices ranging from $31.95 to $42.13.

Off-Balance Sheet Financial Agreements

In the normal course of business, Provident Financial uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At June 30, 1997, these off-balance sheet instruments consisted of standby letters of credit of $131.8 million, commitments to extend credit of $2.0 billion and interest rate swaps with a notional amount of $1.9 billion.

Acquisitions

On February 12, 1997, Provident Financial completed its previously announced acquisition of South Hillsborough Community Bank. South Hillsborough, which had $40 million in assets at the time of merger, is a Florida state chartered bank having three offices in Hillsborough County, Florida. This transaction was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at estimated fair value. South Hillsborough's shareholders received 189,259 shares of Provident Financial Common Stock having an aggregate value of $7,151,900 as a result of the merger. During the second quarter, South Hillsborough Community Bank's name was changed to Provident Bank of Florida.

On May 22, 1997, Provident Financial announced the signing of a definitive agreement for the acquisition of Florida Gulfcoast Bancorp, Inc. Florida Gulfcoast is the parent of the $163 million Enterprise National Bank which operates three branches in Sarasota County, Florida. This transaction will be accounted for as a pooling of interest, and accordingly, the assets acquired and liabilities assumed will be recorded at their historical value. Shareholders of Florida Gulfcoast will receive shares of Provident Financial Common Stock having an aggregate value of $34.9 million as a result of the merger. Florida Gulfcoast will be merged into the Provident Bank of Florida. The acquisition is expected to be completed during the third quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary

Provident Financial's net earnings for the second quarter of 1997 were $28.2 million compared to $20.3 million for the second quarter of 1996. Net interest income increased by $6.9 million, or 12%, over the comparable period in 1996. Interest income increased by $14.6 million, which more than offset the $7.7 million increase in interest expense. The provision for loan and lease losses was $15.0 million, an increase of $1.3 million, or 9%, from the second quarter in 1996. Noninterest income increased $19.8 million, or 88%, due primarily to gains recognized on the sale of loans and leases. Noninterest expense increased $12.8 million, or 35%, primarily as a result of the national expansion of Provident Consumer Financial Services, the acquisition of Information Leasing Corporation, the continued development of the MeritValu division and the continued redirection of its retail banking functions.

For the first six months of 1997, Provident Financial's net earnings were $55.5 million, an increase of $15.6 million, or 39%, over the same period during 1996. Net interest income increased by $13.0 million, or 11%, over the comparable period in 1996. Interest income increased by $26.1 million, which more than offset the $13.1 million increase in interest expense. The provision for loan and lease losses increased $2.3, or 9%, from the same period during 1996. Noninterest income increased $37.8 million, or 91%, while noninterest expense increased $23.8 million, or 33%. The explanations for the increase in noninterest income and expense are the same as those noted in the above quarterly comparisons paragraph.

The recognition of gains on the sale of loans and leases made a significant contribution to Provident Financial's net income during the first two quarters of 1997. Of the $33.7 million gain recorded during this period, $26.0 million was realized from the sale of residential closed-end nonconforming home equity loans originated by Provident Consumer. The following is a summary of selected operational data for Provident Consumer for the past five quarters (in million):

                                                 Quarter Ended
                             June 1997  Mar. 1997  Dec. 1996  Sept. 1996 June 1996
  Loan Originations             $213.6     $143.3     $130.2     $111.4      $76.7
  Loan Sales                     233.2      140.1      110.0      204.0          -
  Gain on Sale of Loans           15.5       10.5        9.5       14.5          -
  Interest and Fees on Loans       5.2        4.2        2.5        4.2        2.8

The following ratios compare Provident Financial's returns on average assets and average equity for the first six months of 1997 and for the year 1996.

                                                  Six Months Ended      Year Ended
                                                   June 30, 1997     December 31, 1996
  Net Earnings to Average Assets(1)                       1.64%              1.28%
  Net Earnings to Average Shareholders' Equity(1)        20.60%             17.67%

  (1)Net earnings for the six months ended June 30, 1997 have been annualized.

The ratio of noninterest expense to tax equivalent revenue ("efficiency ratio") was 47.1% for the first six months of 1997 compared to 46.2% for the first six months of 1996. For purposes of calculating the efficiency ratio, noninterest expense excludes non-recurring expenses. Tax equivalent revenue includes tax equivalent net interest income and noninterest income but excludes non-recurring income, and security gains or losses.

Nonperforming assets as of June 30, 1997 were $49.1 million, an increase of $20.6 million compared to December 31, 1996. The increase was principally the result of placing one loan on nonaccrual during the second quarter. The ratio of nonperforming loans to total loans and leases was .71% at June 30, 1997, compared to .41% at December 31, 1996. The ratio of nonperforming assets to total loans, leases and other real estate owned was .94% at June 30, 1997, compared to .54% at December 31, 1996.

Net Interest Income

See Table 1 for net interest income on a tax equivalent basis and Table 2 for consolidated average balances, average rates and net interest margin.

Net interest income on a tax equivalent basis increased approximately $12.9 million for the first six months of 1997 over the comparable period in 1996. This increase resulted from a $7.4 million increase due to changes in volume and a $5.5 million increase which was caused by changes in rates. Volume changes are caused by changes in the average balances of interest earning assets and interest bearing liabilities. The net interest margin was 4.05% for the first six months of 1997 as compared to 3.93% for the comparable period in 1996. This improvement reflects the increase in the average rate received on interest earning assets of 20 basis points, more than offsetting the increase in the average rate paid on interest bearing liabilities of 12 basis points. The increase in Provident Financial's overall rate on interest earning assets was due to the increase in the rate received on equipment leases. The increase in the average rate paid on interest bearing liabilities was due to a higher average rate paid on demand deposits and long-term debt. Interest rate swaps increased the net interest margin by 22 basis points and 21 basis points during the first six months of 1997 and 1996, respectively.

In preparing the net interest margin tables, nonaccrual loan balances are included in the average balances for loans and leases. Fees included in interest and fees on loans and leases are as follows: second quarter 1997 - $3.9 million, second quarter 1996 - $3.8 million, year-to-date 1997 - $8.2 million, and year-to-date 1996 - $8.8 million.

Noninterest Income

Second Quarter 1997 Compared to Second Quarter 1996

Noninterest income increased $19.8 million during the second quarter of 1997 compared to the same quarter in 1996. Service charges on deposit accounts increased primarily as a result of increased fees received on corporate and personal demand deposit accounts and ATM usage. The increase in other service charges and fees was principally the result of gains and fees related to commercial lending. Gain on sales of loans and leases increased primarily as a result of $15.5 million in gains on the sale of non-conforming home equity loans by Provident Consumer. Security gains of $1.0 million were recognized primarily from the sale of mortgage-backed securities. The decrease in other income was due to receipts of additional consideration related to a restructured loan being higher in 1996 than in 1997. This decrease was partially offset by additional revenues from operating leases which resulted from the acquisition of Information Leasing Corporation.

Six  Months Ended June 30, 1997 Compared to Six Months Ended June  30,
1996

Noninterest income increased $37.8 million during the first six months of 1997 compared to the same period in 1996. Service charges on deposits accounts, other service charges and fees, gain on sales of loans and leases and security gains increased while other income decreased for the same reasons given in the quarterly comparison.

Noninterest Expense

Second Quarter 1997 Compared to Second Quarter 1996

Noninterest expense increased $12.8 million during the second quarter of 1997 when compared to 1996. Compensation expense increased primarily as a result of the acquisition of Information Leasing and the expansion of Provident Consumer. Equipment expense increased due primarily to the depreciation of computer equipment purchased during the current year. Professional fees increased primarily in the MeritValu and consumer lending areas. Charges and fees increased primarily as a result of increased loan originations and foreclosed property costs. Higher marketing costs were the primary reason for the increase in other expense.

Six  Months Ended June 30, 1997 Compared to Six Months Ended June  30,
1996

Noninterest expense increased $23.8 million during the first six months of 1997 compared to the same period in 1996. Compensation, equipment expense, professional fees, charges and fees and other expenses increased for the same reasons as given in the quarterly comparison.

Financial Condition

Short-Term Investments and Investment Securities

Federal funds sold and reverse repurchase agreements decreased $70.1 million since December 31, 1996. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, any remainder is placed in overnight federal funds. Investment securities increased $300.4 million during 1997 resulting from the redeployment of proceeds from the sale of residential mortgage loans.

Loans and Leases

Total loans and leases decreased $105.6 million during 1997. The decrease was due primarily to the sale of $683.5 million in residential loans during the first half of 1997 which was offset partially by the origination of new loans and leases primarily in the areas of commercial and financial, residential and consumer lease financing.

The following table shows the composition of the commercial and financial loan category by industry type at June 30, 1997 (dollars in millions):

                                                             Amount on
             Type                     Amount         %      Nonaccrual
  Construction                        $105.7         4             $.1
  Manufacturing                        534.8        21             2.2
  Transportation/Utilities             142.5         6              .1
  Wholesale Trade                      231.0         9             2.8
  Retail Trade                         263.7        11            17.6
  Finance & Insurance                  134.8         5              .5
  Real Estate Operators/Investment     304.1        12              .7
  Service Industries                   370.3        15              .8
  Automobile Dealers                   118.3         5               -
  Other(1)                             303.9        12             2.4
     Total                          $2,509.1       100           $27.2

  (1) Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

The composition of the commercial mortgage and construction loan categories by property type at June 30, 1997 is shown in the following table (dollars in millions):

                                                             Amount on
             Type                     Amount         %      Nonaccrual
  Apartments                          $126.9        16              $-
  Office/Warehouse                     165.8        21               -
  Residential Development               94.6        12               -
  Shopping/Retail                      192.6        24               -
  Land                                  42.2         5               -
  Industrial Plants                     15.5         2               -
  Hotels/Motels                         30.2         4               -
  Health Facilities                      4.4         1               -
  Auto Sales and Service                26.0         3               -
  Churches                              11.7         1               -
  Mobile Home Parks                      7.8         1               -
  Other Commercial Properties           82.8        10               -
     Total                            $800.5       100              $-

Provident Financial maintains a reserve to absorb potential losses in its loan and lease portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans and leases, credit loss experience, general economic conditions and other pertinent factors. Loans and leases deemed uncollectible are charged off and deducted from the reserve and recoveries on loans and leases previously charged off are added to the reserve. Management considers the present reserve to be appropriate and adequate to cover potential losses inherent in the loan and lease portfolio based on the current economic environment. The foregoing is a forward looking statement. Actual results could vary materially because of a number factors including a deterioration in general economic conditions which could adversely effect borrowers. In addition, borrowers could suffer unanticipated losses without regard to general economic conditions. The result of these and other factors could cause an increase in the risk characteristics of the loan and lease portfolio and an increase in the provision for loan and lease losses.

The following table shows the progression of the reserve for loan and lease losses (dollars in thousands):

                                              1997              1996
  Balance at January 1                       $66,693           $60,235
  Provision for Loan and Lease Losses         26,000            23,750
  Acquired Reserves                              334                 -
  Loans and Leases Charged Off               (20,532)          (24,807)
  Recoveries                                   5,801             1,991
  Balance at June 30                         $78,296           $61,169

Net charge-offs totaled $14.7 million during the first six months of 1997 compared to $22.8 million for the same time period in 1996. During the first half of 1997, net charge-offs for commercial lending were $1.2 million which resulted primarily from the charge-off of one commercial mortgage loan. Net charge-offs for consumer lending were $13.5 million which consisted principally of auto loans and credit cards. As a percentage of total loans and leases outstanding, the reserve was 1.50% at June 30, 1997 compared to 1.26% at December 31, 1996 and 1.22% at June 30, 1996. The increase in the ratio reflects the sale of low risk seasoned residential loans during the first half of 1997 as well as an additional reserve to offset an anticipated loss related to a single credit recently placed on nonaccrual.

Table 3 shows a comparison of the major components of nonperforming assets over the past five quarters along with various asset quality ratios. Nonperforming assets have increased $20.6 million during the first six months of 1997. Nonaccrual loans increased $15.5 million due primarily to the one credit being added as noted in the previous paragraph. Other real estate increased $5.7 million due primarily to foreclosing on two commercial properties. At June 30, 1997, nonperforming assets as a percentage of total loans, leases and other real estate was .94% compared to .54% at December 31, 1996 and .85% for Provident Financial's most recent five-year average.

Short-Term Debt

Short-term debt increased $187.8 million, or 31%, to $787.3 million during the first six months of 1997. The increase was due to the purchase of overnight federal funds. The amount of federal funds purchased changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, any shortage is offset by the purchased of overnight federal funds.

Long-Term Debt

During the first six months of 1997, long-term debt decreased $202.6 million, or 24%, reflecting the repayment of debt, primarily to the Federal Home Loan Bank.

Capital Resources and Adequacy

During the first six months of 1997, shareholders' equity increased $52.3 million, or 10%, to $569.1 million. Dividends of $13.0 million on common stock and $316,000 on preferred stock were paid in the first half of 1997. Unrealized gains/losses on marketable securities, net of deferred income taxes, decreased $2.4 million during the first half of 1997.

The following table of ratios is important to the analysis of the adequacy of capital resources.

                                                  Six Months Ended       Year Ended
                                                   June 30, 1997     December 31, 1996
  Average Shareholders' Equity to Average Assets             7.96%              7.23%
  Preferred Dividend Payout to Net Earnings                   .57                .66
  Common Dividend Payout to Net Earnings                    23.51              26.40
  Tier 1 Leverage Ratio                                      9.48               9.02
  Tier 1 Capital to Risk-Weighted Assets                     9.46               9.23
  Total Risk-Based Capital To Risk-Weighted Assets          13.21              13.05

Provident Financial announced that it was increasing its quarterly common dividend from $.16 per share to $.20 per share effective with the dividend to be paid in the third quarter of 1997. This higher dividend rate should cause the preferred dividend payout ratio, as well as the common dividend payout ratio, to increase in the future, as the preferred dividend rate is based on a rate equivalent to that paid on its common stock.

Capital expenditures planned by Provident Financial for building improvements and furniture and equipment in 1997 are currently estimated to be approximately $14 million. Included in this amount are projected capital expenditures for the purchase or construction of system applications, data processing equipment, ATMs and branches. Through June 30, 1997, approximately $9.4 million of these expenditures have been made.

Liquidity

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Provident Financial has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash, deposits with other banks and federal funds sold. Another source is the generation of new deposits. Provident Financial may borrow both short-term and long-term funds. Provident Financial has an additional $687.5 million available for borrowing under a $1 billion bank notes program. Additional sources of liquidity include the sale of investment securities and the sale of commercial and consumer loans and leases.

The major source of liquidity for Provident Financial on a parent-only basis ("the Parent") is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to the Parent at June 30, 1997 by its banking subsidiaries was approximately $157.4 million. The Parent has not received dividends from its subsidiaries during the first six months of 1997.

At June 30, 1997, the Parent had $152.6 million of short-term commercial paper outstanding. A portion of commercial paper proceeds was used to fund investment securities and short-term loans. Contractual lines of credit totaling $175 million have been obtained by the Parent to support its commercial paper borrowings. Also, the Parent has $40 million in general purpose lines of credit. These lines had not been used at June 30, 1997. The Parent had approximately $63.6 million in cash and interest earning deposits at June 30, 1997.

Provident Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements Of Earnings
(unaudited)
(In Thousands)
Table 1.
                                                             Quarter Ended           Six Months Ended
                                                           June        June          June        June
                                                           1997        1996          1997        1996
Total Interest Income                                    $142,236    $127,612      $279,522    $253,410
Taxable Equivalent Adjustment                                  86         142           164         257

Taxable Equivalent Interest Income                        142,322     127,754       279,686     253,667
Total Interest Expense                                     76,689      68,963       150,442     137,297

Net Interest Income                                        65,633      58,791       129,244     116,370
Provision for Loan and Lease Losses                        15,000      13,750        26,000      23,750

Taxable Equivalent Net Interest Income After
    Provision for Loan and Lease Losses                    50,633      45,041       103,244      92,620

Noninterest Income                                         42,385      22,575        79,177      41,383
Noninterest Expense                                        49,452      36,606        96,722      72,878


Taxable Equivalent Earnings Before Income Taxes            43,566      31,010        85,699      61,125

Applicable Income Taxes                                    15,280      10,618        30,028      20,943

Taxable Equivalent Adjustment                                  86         142           164         257

Net Earnings                                              $28,200     $20,250       $55,507     $39,925
Net Earnings Applicable to Common Stock                   $28,042     $20,112       $55,191     $39,666

Provident Financial Group, Inc. and Subsidiaries
Consolidated Average Balances, Rates and Yields
On a Fully Taxable Equivalent Basis
(unaudited)
(Dollars In Millions)
Table 2.
                                                                 Quarter Ended                       Six Months Ended
                                                       June 30, 1997      June 30, 1996     June 30, 1997     June 30, 1996
                                                      Average    Avg     Average    Avg    Average    Avg     Average    Avg
                                                      Balance    Rate    Balance    Rate   Balance    Rate    Balance    Rate
Assets:
 Loans and Leases (Net of Unearned Income):
  Commercial Lending:
   Commercial and Financial                            $2,479     9.47%   $2,249     9.11%  $2,437     9.34%   $2,237     9.35%
   Mortgage                                               511     9.18       452     9.37      500     9.22       447     9.15
   Construction                                           286     8.89       231     8.92      283     8.79       247     9.01
   Lease Financing                                        248    11.22       128     8.00      245    11.15       126     7.65
  Consumer Lending:
   Instalment                                             877     9.86       991     9.27      893     9.76       997     9.30
   Residential                                            204     9.09       465     8.63      314     8.33       470     8.33
   Lease Financing                                        647     7.57       421     7.53      631     7.63       390     7.50
    Total Loans and Leases                              5,252     9.31     4,937     8.95    5,303     9.19     4,914     9.02
 Investment Securities:
  Taxable                                               1,176     6.79     1,060     6.54    1,101     6.82       998     6.50
  Tax-Exempt                                                7     6.36        16     6.17        7     5.36        13     6.09
    Total Investment Securities                         1,183     6.78     1,076     6.53    1,108     6.81     1,011     6.49
 Federal Funds Sold and Reverse
   Repurchase Agreements                                   22     5.79        35     5.18       21     5.79        28     5.18
    Total Earning Assets                                6,457     8.84     6,048     8.50    6,432     8.77     5,953     8.57
 Cash and Noninterest Bearing Deposits                    106                157               138                148
 Other Assets                                             193                130               202                128
    Total Assets                                       $6,756             $6,335            $6,772             $6,229
Liabilities and Shareholders' Equity:
 Deposits:
  Demand Deposits                                        $298     2.86      $253     1.94     $273     2.64      $253     1.94
  Savings Deposits                                        500     2.67       588     2.68      497     2.71       594     2.69
  Time Deposits                                         3,505     5.79     2,928     5.77    3,448     5.71     2,872     5.86
   Total Deposits                                       4,303     5.23     3,769     5.03    4,218     5.16     3,719     5.09
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements                                  427     5.39       596     5.23      435     5.31       558     5.28
  Commercial Paper                                        156     5.91       145     5.45      149     5.72       148     5.47
  Short-Term Notes Payable                                  1     5.09         1     6.46        1     5.52         1     6.68
   Total Short-Term Debt                                  584     5.53       742     5.27      585     5.42       707     5.32
 Long-Term Debt                                           665     6.24       812     5.98      722     6.27       816     6.04
 Junior Subordinated Debentures                            99     8.80         -        -       99     8.84         -        -
   Total Interest Bearing Liabilities                   5,651     5.44     5,323     5.21    5,624     5.39     5,242     5.27
 Noninterest Bearing Deposits                             396                413               443                405
 Other Liabilities                                        157                148               166                139
 Shareholders' Equity                                     552                451               539                443
   Total Liabilities and Shareholders' Equity          $6,756             $6,335            $6,772             $6,229

Net Interest Spread                                               3.40%              3.29%             3.38%              3.30%

Net Interest Margin                                               4.08%              3.91%             4.05%              3.93%

Provident Financial Group, Inc. and Subsidiaries
Consolidated Quarterly Nonperforming Assets
(unaudited)
(Dollars In Thousands)
Table 3.
                                                                      Quarter Ended
                                                       June         Mar.         Dec.        Sept.         June
                                                       1997         1997         1996         1996         1996
Nonaccrual Loans: (1)
 Commercial Lending:
   Commercial and Financial                            $27,230      $14,597      $14,164      $18,024      $14,283
   Mortgage                                                  -          103          103           48          300
   Construction                                             27           71           71           71           71
   Lease Financing                                       7,292        4,980        3,973        2,653        2,720
 Consumer Lending:
   Instalment                                                -            -            -            -            -
   Residential                                           2,028        3,583        2,805        2,008        1,489
   Lease Financing                                           -            -            -            -            -
     Total Nonaccrual Loans                             36,577       23,334       21,116       22,804       18,863

Renegotiated Loans (2)                                     246          526          786          787          551
   Total Nonperforming Loans                            36,823       23,860       21,902       23,591       19,414

Other Real Estate and Equipment Owned:
   Commercial                                            8,820        5,191        6,102        6,477        7,341
   Closed bank branches                                      -            -            -            -            -
   Residential                                           3,369        3,752          475          480          897
   Multifamily                                               -            -            -            -            -
   Land                                                     68        1,615           15          660          661
     Total                                              12,257       10,558        6,592        7,617        8,899

     Total Nonperforming Assets                        $49,080      $34,418      $28,494      $31,208      $28,313

Loans 90 Days Past Due Still Accruing                  $20,460      $11,848      $18,751      $19,989      $25,426

Total Loans and Leases                               5,205,897    5,071,712    5,311,448    5,047,441    4,996,007

Reserve for Loan and Lease Losses                       78,296       68,371       66,693       63,665       61,169

Total Assets                                         6,985,162    6,780,351    6,829,088    6,483,920    6,428,464

Reserve for Loan and Lease Losses as a Percent of:
  Nonperforming Loans                                   212.63%      286.55%      304.51%      269.87%      315.08%
  Nonperforming Assets                                  159.53%      198.65%      234.06%      204.00%      216.05%
  Total Loans and Leases                                  1.50%        1.35%        1.26%        1.26%        1.22%

Nonperforming Loans as a % of Total
  Loans and Leases                                         .71%         .47%         .41%         .47%         .39%


Nonperforming Assets as a Percent of:
  Total Loans, Leases  and Other Real Estate               .94%         .68%         .54%         .62%         .57%
  Total Assets                                             .70%         .51%         .42%         .48%         .44%

(1) Provident Financial generally stops accruing interest on loans and leases when the payment of principal and/or interest is past due 90 days or more.
(2) Loans renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

                     PART II  -  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

Registrant's annual meeting of shareholders was held on May 15, 1997. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and the following matters were voted upon and approved by the shareholders as indicated below.

                                         Votes      Votes                  Broker
                                          For      Against   Abstentions Non-Votes
Amendments of the Articles of
Incorporation:
(a)To change the name of the Company
   to Provident Financial Group, Inc. 37,511,993     89,455     118,586          -
(b)To increase the number of common
   shares authorized from 60 million
   to 110 million shares              36,911,713    711,913      96,408          -

Adoption of a Stock Option Plan       32,188,382  3,176,283     559,286  1,796,083

Election of the following directors:
(a)Jack M. Cook                       37,573,032     17,238     129,764          -
(b)Allen L. Davis                     37,573,804     17,455     128,775          -
(c)Thomas D. Grote, Jr.               37,574,577     17,455     128,002          -
(d)Philip R. Myers                    37,587,009     17,455     115,570          -
(e)Joseph A. Pedoto                   37,574,113     17,455     128,466          -
(f)Sidney A. Peerless                 37,562,461     17,304     140,269          -
(g)Joseph A. Steger                   37,569,176     17,017     133,841          -

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit filed:

       Exhibit 3(i) - Amendment to Articles of Incorporation

       Exhibit 27 - Financial Data Schedule


All other items required in Part II of this form have been omitted since they are not applicable or not required.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       Provident Financial Group, Inc.
                                                  Registrant





Date:  August 13, 1997                      \s\ John R. Farrenkopf
                                              John R. Farrenkopf
                                              Vice President and
                                           Chief Financial Officer