Form 10-Q
period 1997-09-30
PROVIDENT FINANCIAL GROUP INC
filed 1997-11-13
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                       Commission File
September 30, 1997                                        No. 1-8019


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

                      Yes    X         No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, without par value, outstanding at October 31, 1997 is 41,962,344.


                 Please address all correspondence to:

                          John R. Farrenkopf
              Vice President and Chief Financial Officer
                    Provident Financial Group, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

               PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                   (Dollars in Thousands)
                                                            September 30  December 31,
                                                                1997         1996
                                                             (Unaudited)
                           ASSETS
Cash and Noninterest Bearing Deposits                        $  192,119   $  208,097
Federal Funds Sold and Reverse Repurchase Agreements            147,437       70,650
Investment Securities Available for Sale
  (amortized cost - $1,366,190 and $1,026,784)                1,372,667    1,032,907
Loans and Leases (Net of Unearned Income):
  Commercial Lending:
    Commercial and Financial                                  2,745,104    2,404,890
    Mortgage                                                    554,822      475,882
    Construction                                                309,984      283,673
    Lease Financing                                             289,504      239,064
  Consumer Lending:
    Instalment                                                  607,903      924,561
    Residential - Held for Sale                                 109,339       73,545
    Residential - Portfolio                                           -      318,070
    Lease Financing                                             488,922      591,763
      Total Loans and Leases                                  5,105,578    5,311,448
  Reserve for Loan and Lease Losses                             (75,242)     (66,693)
      Net Loans and Leases                                    5,030,336    5,244,755
Premises and Equipment                                          175,931      145,641
Other Assets                                                    161,088      127,038
                                                             $7,079,578   $6,829,088

            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                      $  512,907   $  554,262
    Interest Bearing                                          4,471,149    4,042,218
      Total Deposits                                          4,984,056    4,596,480
  Short-Term Debt                                               535,751      599,540
  Long-Term Debt                                                659,005      850,934
  Guaranteed Preferred Beneficial Interests in
    Provident Financial Group, Inc.'s Fixed Rate
    Junior Subordinated Debentures                               98,801       98,979
  Accrued Interest and Other Liabilities                        195,194      166,350
      Total Liabilities                                       6,472,807    6,312,283
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized,
    Series D, 70,272 Issued                                       7,000        7,000
  Common Stock, No Par Value, $.30 Stated Value, 110,000,000
    Shares Authorized, 41,939,093 and 40,655,916 Issued          12,346       11,973
  Capital Surplus                                               184,285      160,586
  Retained Earnings                                             395,772      326,599
  Reserve for Retirement of Capital Securities                    3,500        6,667
  Treasury Stock, 9,202 shares                                     (342)           -
  Unrealized Gain on Marketable Securities
    (net of deferred income tax)                                  4,210        3,980
      Total Shareholders' Equity                                606,771      516,805
                                                             $7,079,578   $6,829,088

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited)
  (In Thousands, Except Per Share Amounts)
                                             Three Months Ended     Nine Months Ended
                                                September 30,         September 30,
                                               1997       1996       1997       1996
Interest Income:
  Interest and Fees on Loans and Leases      $124,683   $113,500   $366,223   $333,678
  Interest on Investment Securities:
    Taxable                                    21,677     17,506     58,892     49,750
    Exempt From Federal Income Taxes               86        161        213        419
                                               21,763     17,667     59,105     50,169
  Interest on Federal Funds Sold and
    Reverse Repurchase Agreements                  66        100        706        830
      Total Interest Income                   146,512    131,267    426,034    384,677
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                 7,609      5,137     17,859     15,526
    Time Deposits                              49,663     42,702    147,342    126,392
      Total Interest on Deposits               57,272     47,839    165,201    141,918
  Interest on Short-Term Debt                  11,234     11,822     26,969     30,538
  Interest on Long-Term Debt                   10,359     11,231     32,806     35,733
  Interest on Junior Subordinated Debentures    2,166          -      6,497          -
      Total Interest Expense                   81,031     70,892    231,473    208,189
        Net Interest Income                    65,481     60,375    194,561    176,488
Provision for Loan and Lease Losses             9,500     14,000     35,500     37,750
  Net Interest Income After Provision
    for Loan and Lease Losses                  55,981     46,375    159,061    138,738
Noninterest Income:
  Service Charges on Deposit Accounts           6,331      5,529     18,238     15,711
  Other Service Charges and Fees                6,281      6,771     25,887     23,371
  Gain on Sales of Loans and Leases            25,635     16,187     59,343     18,310
  Security Gains                                1,196          -      4,449         96
  Other                                         4,173      3,037     14,876     15,419
    Total Noninterest Income                   43,616     31,524    122,793     72,907
Noninterest Expense:
  Compensation:
    Salaries                                   20,827     16,588     59,284     46,997
    Benefits                                    3,160      2,864      9,634      8,268
    Profit Sharing                              1,709        918      4,876      2,829
  Occupancy                                     3,516      2,324      8,862      7,151
  Equipment Expense                             3,989      2,998     10,874      8,162
  Professional Fees                             3,660      4,019     10,389      8,028
  Charges and Fees                              4,023      2,199     10,458      5,716
  Deposit Insurance                               340      8,889        989     10,663
  Other                                        12,973     10,725     35,553     26,588
    Total Noninterest Expense                  54,197     51,524    150,919    124,402

Earnings Before Income Taxes                   45,400     26,375    130,935     87,243
Applicable Income Taxes                        15,898      9,100     45,926     30,043
  Net Earnings                               $ 29,502   $ 17,275   $ 85,009   $ 57,200

Net Earnings Per Common Share:
  Primary                                    $    .68   $    .42   $   1.99   $   1.40
  Fully Diluted                                   .67        .41       1.95       1.37
Average Primary Shares                         42,979     40,831     42,529     40,704
Average Fully Diluted Shares                   43,967     41,987     43,544     41,778

        PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                         (In Thousands)
                                                                   Nine Months Ended
                                                                      September 30
                                                                    1997        1996
Operating Activities:
  Net Earnings                                                   $   85,009   $ 57,200
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                            35,500     37,750
      Amortization of Goodwill                                        1,231        849
      Amortization of Unearned Income and Other                     (55,961)   (32,744)
      Depreciation of Premises and Equipment                         21,272     11,460
      Realized Investment Security Gains                             (4,449)       (96)
      Proceeds from Sale of Loans Held for Sale                     943,143    332,956
      Origination of Loans Held for Sale                           (672,980)  (332,376)
      Realized Gains on Loans Held for Sale                         (45,591)   (16,269)
      Realized Gains on Sale of Other Loans and Leases              (13,752)    (2,041)
      Increase in Interest Receivable                                  (342)    (1,186)
      (Increase) Decrease in Other Assets                           (28,947)     6,404
      Increase in Interest Payable                                   10,264      5,410
      Increase in Other Liabilities                                  16,687     17,925
        Net Cash Provided By Operating Activities                   291,084     85,242

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                           1,209,958     79,398
    Proceeds from Maturities and Prepayments                        105,760    571,106
    Purchases                                                    (1,529,466)  (676,135)
  Proceeds from Sale-Leaseback Transactions                         230,000          -
  Net Increase in Loans and Leases                                 (139,749)  (228,085)
  Net Increase in Premises and Equipment                            (48,849)   (24,869)
  Net Cash and Cash Equivalents Received in Acquisitions             13,694          -
    Net Cash Used In Investing Activities                          (158,652)  (278,585)

Financing Activities:
  Net Increase in Deposits                                          209,552    239,592
  Net Increase (Decrease) in Short-Term Debt                        (64,069)   133,529
  Principal Payments on Long-Term Debt                             (204,859)  (154,914)
  Proceeds From Issuance of Long-Term Debt                            1,764        248
  Cash Dividends Paid                                               (21,710)   (16,289)
  Purchase of Treasury Stock                                           (342)         -
  Proceeds from Sale of Common Stock                                  7,954      1,429
  Net Increase in Other Equity Items                                     87         15
    Net Cash Provided By (Used In) Financing Activities             (71,623)   203,610
      Increase in Cash and Cash Equivalents                          60,809     10,267
  Cash and Cash Equivalents at Beginning of Period                  278,747    213,594
    Cash and Cash Equivalents at End of Period                   $  339,556   $223,861

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                     $  221,210   $202,779
    Income Taxes                                                     25,000     13,000
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to Other
      Real Estate                                                    12,543      8,554
    Securitization of Residential Loans                                   -     64,025
    Residual Interest Securities Created from the Sale of Loans      70,969     15,689
    Common Stock Issued To Acquire Business                           7,152          -

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

Guaranteed Preferred Beneficial Interests in Provident Financial Group, Inc.'s Fixed Rate Junior Subordinated Debentures

In November 1996, Provident Financial established Provident Capital Trust I. Provident Capital issued Capital Securities of $100 million of preferred to the public and $3,093,000 of common to Provident Financial. Proceeds from the issuance of the capital securities were invested in Provident Financial's 8.60% Junior Subordinated Debentures, due 2026. Taken together, Provident Financial's obligations under the Guarantee, the Declaration, the Indenture and the Debentures provide a full and unconditional guarantee of the Capital Securities. The sole assets (excluding interest receivable on the Debentures and prepaid expenses) of Provident Capital are the Debentures.

Provident Auto Leasing Company

In  January  1997, Provident Financial formed Provident  Auto  Leasing
Company, a Delaware business trust, as a subsidiary of Provident Commercial Group, Inc. Provident Auto was created to avoid the administrative difficulty and expense associated with retitling leased vehicles in connection with the financing or transfer of beneficial ownership of automobile and light duty trucks subject to leases. Provident Auto is a separate legal entity from Provident Commercial and each maintains separate books and records with respect to its assets and liabilities. As of September 30, 1997 Provident Auto had total assets of $47.3 million. These assets are not available to creditors of Provident Commercial to secure any indebtedness of Provident Commercial, or otherwise to satisfy the claims of such creditors against Provident Commercial.

Stock Options

During the second quarter of 1997, Provident Financial adopted a new stock option plan under which 4,000,000 common shares are reserved for issuance. The plan provides that all options are to be granted with exercise prices of not less than 95% of market value at the time of grant. Options may be granted for varying periods of up to ten years. Options may be granted either as Incentive Stock Options designed to provide certain tax benefits under the Internal Revenue Code or as Non-Qualified Options without such benefits.

Options to purchase 743,450 shares of Provident Financial Common Stock were granted during the first nine months of 1997. The options have exercise prices ranging from $31.95 to $49.81.

Off-Balance Sheet Financial Agreements

In the normal course of business, Provident Financial uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At September 30, 1997, these off-balance sheet instruments consisted of standby letters of credit of $119.5 million, commitments to extend credit of $2.0 billion and interest rate swaps with a notional amount of $1.7 billion.

Acquisitions

Provident Financial acquired South Hillsborough Community Bank as of February 12, 1997. South Hillsborough, which had $40 million in assets at the time of acquisition, is a Florida state chartered bank having three offices in Hillsborough County, Florida. South Hillsborough's shareholders received 189,259 shares of Provident Financial Common Stock having an aggregate value of $7.2 million as a result of the acquisition. This transaction was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at estimated fair value. On June 2, 1997, South Hillsborough Community Bank's name was changed to Provident Bank of Florida.

On September 12, 1997, Provident Financial completed its previously announced acquisition of Florida Gulfcoast Bancorp, Inc. Florida Gulfcoast was the parent of the $166 million Enterprise National Bank which operates three branches in Sarasota County, Florida. Shareholders of Florida Gulfcoast received 712,712 shares of Provident Financial Common Stock having an aggregate value of $34.9 million as a result of the acquisition. Enterprise was merged into the Provident Bank of Florida in October. This transaction was accounted for as a pooling of interests, and accordingly, the assets acquired and liabilities assumed were recorded at their historic values. Prior periods' financial information has not been restated due to immateriality.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary

Provident Financial's net earnings for the third quarter of 1997 were $29.5 million compared to $17.3 million for the third quarter of 1996. Net interest income increased by $5.1 million, or 8%, over the comparable period in 1996. The provision for loan and lease losses was $9.5 million, a decrease of $4.5 million from the third quarter in 1996. Noninterest income increased $12.1 million, or 38%, due primarily to gains recognized on the sale of loans. Noninterest expense increased $2.7 million, or 5%, primarily as a result of the national expansion of Provident Consumer, the acquisition of Information Leasing Corporation and data processing expense associated with Year 2000 compliance. These additional expenses were partially offset by a decrease in deposit insurance expense which was due to a one-time Savings Association Insurance Fund assessment charge of $8.0 million during the third quarter of 1996.

For the first nine months of 1997, Provident Financial's net earnings were $85.0 million, an increase of $27.8 million, or 49%, over the same period during 1996. Interest income increased by $41.4 million, which more than offset the $23.3 million increase in interest expense. The provision for loan and lease losses decreased $2.3 million, or 6%, from the same period during 1996. Noninterest income increased $49.9 million, or 68%, while noninterest expense increased $26.5 million, or 21%. The explanations for the increase in noninterest income and expense are the same as those noted in the above quarterly comparisons paragraph.

The following ratios compare Provident Financial's annualized returns on average assets and average equity for the first nine months of 1997 to the year 1996.

                                                 Nine Months Ended       Year Ended
                                                 September 30, 1997  December 31, 1996
  Net Earnings to Average Assets(1)                       1.65%              1.28%
  Net Earnings to Average Shareholders' Equity(1)        20.61%             17.67%

  (1) Net earnings for the nine months ended September 30, 1997 have been annualized.

The ratio of noninterest expense to tax equivalent revenue ("efficiency ratio") was 48.2% for the first nine months of 1997 compared to 46.6% for the first nine months of 1996. For purposes of calculating the efficiency ratio, noninterest expense excludes non-recurring expenses of $8.0 million in 1996. Tax equivalent revenue includes tax equivalent net interest income and noninterest income but excludes non-recurring income and security gains or losses.

Nonperforming assets as of September 30, 1997 were $49.9 million, an increase of $21.5 million compared to December 31, 1996. The increase was principally the result of placing two loans on nonaccrual during 1997. The ratio of nonperforming loans to total loans and leases was
 .73% at September 30, 1997, compared to .41% at December 31, 1996. The ratio of nonperforming assets to total loans, leases and other real estate owned was .98% at September 30, 1997, compared to .54% at December 31, 1996.

Net Interest Income

See Table 1 for net interest income on a tax equivalent basis and Table 2 for consolidated average balances, average rates and net interest margin.

Net interest income on a tax equivalent basis increased approximately $17.9 million for the first nine months of 1997 over the comparable period in 1996. This increase resulted from a $11.2 million increase due to changes in volume and a $6.7 million increase caused by changes in rates. Volume changes are caused by changes in the average balances of interest earning assets and interest bearing liabilities. The net interest margin was 4.00% for the first nine months of 1997 as compared to 3.92% for the comparable period in 1996. This improvement reflects the increase in the average rate received on interest earning assets of 20 basis points, more than offsetting the increase in the average rate paid on interest bearing liabilities of 19 basis points. The increase in Provident Financial's overall rate on interest earning assets was due primarily to the increase in the rate received on equipment leases. The increase in the average rate paid on interest bearing liabilities was due primarily to a higher average rate paid on Premium Index savings deposits. Interest rate swaps increased the net interest margin by 19 basis points and 22 basis points during the first nine months of 1997 and 1996, respectively.

In preparing the net interest margin tables, nonaccrual loan balances are included in the average balances for loans and leases. Fees included in interest and fees on loans and leases are as follows: third quarter 1997 - $3.1 million, third quarter 1996 - $4.0 million, year-to-date 1997 - $11.3 million, and year-to-date 1996 - $12.8 million.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $9.5 million and $14.0 million during the third quarter of 1997 and 1996, respectively, and $35.5 million and $37.8 million during the first nine months of 1997 and 1996, respectively. The decrease in the third quarter provision was primarily the result of reduced credit risk in the lending portfolio attributable to the sale of loans and leased vehicles.

Noninterest Income

Third Quarter 1997 Compared to Third Quarter 1996

Noninterest income increased $12.1 million during the third quarter of 1997 compared to the same quarter in 1996. Service charges on deposit accounts increased primarily as a result of increased fees received on corporate and personal demand deposit accounts and ATM usage. Gain on sales of loans and leases increased primarily as a result of selling residential and home equity loans. Security gains were recognized primarily from the sale of mortgage-backed securities. The increase in other income was due to additional revenues from operating leases which resulted from the acquisition of Information Leasing as well as revenue growth in Provident Commercial.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Noninterest income increased $49.9 million during the first nine months of 1997 compared to the same period in 1996. Service charges on deposit accounts, gain on sales of loans and leases and security gains increased for the same reasons given in the quarterly comparison. The decrease in other income was due to receipts of additional consideration related to a restructured loan being higher in 1996 than in 1997 which was partially offset by additional revenues from operating leases during 1997.

Since the third quarter of 1996, it has been Provident Financial's policy to sell its closed-end nonconforming residential loans originated by Provident Consumer Financial Services. The recognition of gains on the sale of these loans have made a notable contribution to the financial performance over this time period. The following is a summary of selected operational data for Provident Consumer for the past five quarters (in millions):

                                                 Quarter Ended
                             Sept. 1997  June 1997  Mar. 1997  Dec. 1996 Sept. 1996
  Loan Originations             $230.3     $213.6     $143.3     $130.2     $111.4
  Loan Sales                     233.2      233.2      140.1      110.0      204.0
  Gain on Sale of Loans           13.8       15.5       10.5        9.5       14.5
  Interest and Fees on Loans       5.6        5.2        4.2        2.5        4.2

Included in "Investment Securities Available for Sale" are residual interest securities representing the present value of net cash flows due Provident Financial from loan sales made primarily through securitized public offerings. Details of the closed-end nonconforming residential loans sold through securitizations are as follows (in thousands):

Estimated Cash Flows of Underlying Loans, Net of Payments
   to Certificate Holders                                     $157,919
  Less:
    Off-Balance Sheet Allowance for Loan Losses                (35,155)
    Servicing Costs and Insurance Premiums                     (18,043)
    Discount to Present Value                                  (27,321)
  Carrying Value of Residual Interest Securities              $ 77,400

  Outstanding Balance of Loans Sold Through Securitizations   $794,200
  Off Balance Sheet Allowance for Losses as a Percent of
   Loans Sold Through Securitizations                             4.43%

In addition to the closed-end nonconforming residential loan sales, Provident Financial sold $169.0 million of open-end conforming home equity loans and $75.5 million of closed-end conforming home equity loans during the third quarter of 1997. These sales resulted in gains of $6.7 million and $3.3 million being recognized, respectively.

Noninterest Expense

Third Quarter 1997 Compared to Third Quarter 1996

Noninterest expense increased $2.7 million during the third quarter of 1997 when compared to 1996. Compensation expense increased primarily as a result of the expansion of Provident Consumer and the acquisition of Information Leasing. Occupancy expense increased primarily in the Provident Consumer and retail distribution areas. Equipment expense increased primarily due to the depreciation of computer equipment purchased during the current year. Charges and fees increased primarily as a result of a provision for non-collection of rental income covering automobiles involved in the sale-leaseback transaction discussed earlier. Deposit insurance decreased as a result of a one-time Savings Association Insurance Fund assessment charge during the third quarter of 1996. Higher data processing expense related to Year 2000 compliance was the primary reason for the increase in other expense.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Noninterest expense increased $26.5 million during the first nine months of 1997 compared to the same period in 1996. Compensation, occupancy and equipment expense increased for the same reasons as in the quarterly comparison. Professional fees increased primarily in the operations and consumer lending areas. Charges and fees increased from foreclosed property costs as well as a provision for non-collection of rental income covering automobiles. Higher marketing costs as well as data processing expense related to Year 2000 compliance were the primary reasons for the increase in other expense.

Financial Condition

Short-Term Investments and Investment Securities

Federal funds sold and reverse repurchase agreements increased $76.8 million since December 31, 1996. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, any remainder is placed in overnight federal funds. Investment securities increased $339.8 million during 1997 resulting from the redeployment of proceeds from the sale of residential and home equity loans.

Loans and Leases

Total loans and leases decreased $205.9 million during 1997. The decrease was due primarily to the sale of residential and home equity loans discussed earlier and the sale of leased vehicles discussed below. These sales were offset partially by the origination of new loans and leases primarily in the areas of commercial and financial and residential loans.

In the third quarter of 1997, Provident Financial sold and leased back $241.7 million of automobiles which had previously been accounted for as direct finance leases and classified as consumer lease financings on which interest income was recorded. Future rental income and expense on the new operating leases will be included in the noninterest section of the Consolidated Statements of Earnings.

The  following  table  shows the composition  of  the  commercial  and financial loan category by industry type at September 30, 1997 (dollars in millions):

                                                             Amount on
             Type                      Amount         %     Nonaccrual
  Construction                       $  117.2         4          $  .1
  Manufacturing                         538.8        20            2.2
  Transportation/Utilities              146.0         5            2.2
  Wholesale Trade                       266.0        10            2.6
  Retail Trade                          279.6        10           18.5
  Finance & Insurance                   125.5         4              -
  Real Estate Operators/Investment      269.3        10             .8
  Service Industries                    401.1        15             .9
  Automobile Dealers                    101.8         4              -
  Other(1)                              499.8        18            1.3
     Total                           $2,745.1       100          $28.6

  (1) Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

The composition of the commercial mortgage and construction loan categories by property type at September 30, 1997 is shown in the following table (dollars in millions):

                                                             Amount on
             Type                      Amount        %      Nonaccrual
  Apartments                           $139.9       16             $.1
  Office/Warehouse                      185.3       22              .2
  Residential Development               107.5       13               -
  Shopping/Retail                       193.6       22              .3
  Land                                   38.2        4               -
  Industrial Plants                      14.4        2               -
  Hotels/Motels                          36.9        4               -
  Health Facilities                      13.4        2               -
  Auto Sales and Service                 27.8        3               -
  Churches                               11.4        1               -
  Mobile Home Parks                       8.2        1               -
  Other Commercial Properties            88.2       10               -
     Total                             $864.8      100             $.6

Provident Financial maintains a reserve to absorb potential losses in its loan and lease portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans and leases, credit loss experience, general economic conditions and other pertinent factors. Loans and leases deemed uncollectible are charged off and deducted from the reserve and recoveries on loans and leases previously charged off are added to the reserve. Management considers the present reserve to be appropriate and adequate to cover potential losses inherent in the loan and lease portfolio based on the current economic environment. The foregoing is a forward looking statement. Actual results could vary materially because of a number factors including a deterioration in general economic conditions which could adversely affect borrowers. In addition, borrowers could suffer unanticipated losses without regard to general economic conditions. The result of these and other factors could cause an increase in the risk characteristics of the loan and lease portfolio and an increase in the provision for loan and lease losses.

The following table shows the progression of the reserve for loan and lease losses (in thousands):

                                               1997              1996
  Balance at January 1                       $66,693           $60,235
  Provision for Loan and Lease Losses         35,500            37,750
  Acquired Reserves                            1,816                 -
  Loans and Leases Charged Off               (36,544)          (37,587)
  Recoveries                                   7,777             3,267
  Balance at September 30                    $75,242           $63,665

Net charge-offs totaled $28.8 million during the first nine months of 1997 compared to $34.3 million for the same time period in 1996.
During the first three quarters of 1997, net charge-offs for commercial lending were $9.9 million which resulted primarily from the charge-off of one commercial loan. Net charge-offs for consumer lending were $18.9 million which consisted principally of auto loans and credit cards. As a percentage of total loans and leases outstanding, the reserve was 1.47% at September 30, 1997 compared to 1.26% at December 31, 1996 and September 30, 1996. The increase in the ratio reflects the sale of low risk seasoned residential and home equity loans during the first three quarters of 1997.

Table 3 shows a comparison of the major components of nonperforming assets over the past five quarters along with various asset quality ratios. Nonperforming assets have increased $21.5 million during the first nine months of 1997. Nonaccrual loans increased $15.8 million due primarily to two commercial and financial loans being added. Other real estate increased $6.2 million due primarily to foreclosing on three commercial properties. At September 30, 1997, nonperforming assets as a percentage of total loans, leases and other real estate was .98% compared to .54% at December 31, 1996 and .79% for Provident Financial's most recent five-year average.

Premises and Equipment

Premises and equipment increased from $145.6 million at December 31, 1996 to $175.9 million at September 30, 1997. The 21% increase was primarily due to an increase in leased equipment by Provident Commercial and Information Leasing.

Short-Term Debt

Short-term debt decreased $63.8 million, or 11%, to $535.8 million during the first nine months of 1997. The decrease was due to the reduction in overnight federal funds purchased. The amount of federal funds purchased changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, any shortage is offset by the purchased of overnight federal funds.

Long-Term Debt

During the first nine months of 1997, long-term debt decreased $191.9 million, or 23%, reflecting primarily the repayment of Federal Home Loan Bank debt.

Capital Resources and Adequacy

During the first nine months of 1997, shareholders' equity increased $90.0 million, or 17%, to $606.8 million. Dividends of $21.2 million on common stock and $514,000 on preferred stock were paid in the first three quarters of 1997.

The following table of ratios is important to the analysis of the adequacy of capital resources.

                                                  Nine Months Ended      Year Ended
                                                  September 30, 1997  December 31, 1996
  Average Shareholders' Equity to Average Assets             8.01%              7.23%
  Preferred Dividend Payout to Net Earnings                   .60                .66
  Common Dividend Payout to Net Earnings                    24.93              26.40
  Tier 1 Leverage Ratio                                      9.50               9.02
  Tier 1 Capital to Risk-Weighted Assets                     9.77               9.23
  Total Risk-Based Capital To Risk-Weighted Assets          13.39              13.05

Provident Financial increased its quarterly common dividend from $.16 per share to $.20 per share during the third quarter of 1997. This higher dividend rate should cause the preferred dividend payout ratio, as well as the common dividend payout ratio, to increase in the future, as the preferred dividend rate is based on a rate equivalent to that paid on its common stock.

Capital expenditures planned by Provident Financial for building improvements and furniture and equipment in 1997 are currently estimated to be approximately $16 million. Included in this amount are projected capital expenditures for the purchase or construction of system applications, data processing equipment, ATMs and branches. Through September 30, 1997, approximately $11.6 million of these expenditures have been made.

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

The major source of liquidity for Provident Financial on a parent-only basis ("the Parent") is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to the Parent at September 30, 1997 by its banking subsidiaries was approximately $188.2 million. The Parent has not received dividends from its subsidiaries during the first nine months of 1997.

At September 30, 1997, the Parent had $155.7 million of short-term commercial paper outstanding. A portion of commercial paper proceeds was used to fund investment securities and short-term loans. Contractual lines of credit totaling $175 million have been obtained by the Parent to support its commercial paper borrowings. Also, the Parent has $40 million in general purpose lines of credit. These lines had not been used at September 30, 1997. The Parent had approximately $77.1 million in cash, interest earning deposits and federal funds sold at September 30, 1997.

Provident Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements Of Earnings
(unaudited)
(In Thousands)
Table 1.
                                                            Quarter Ended            Nine Months Ended
                                                        September    September     September    September
                                                           1997         1996          1997         1996
Total Interest Income                                   $146,512     $131,267      $426,034     $384,677
Taxable Equivalent Adjustment                                 89          141           253          398

Taxable Equivalent Interest Income                       146,601      131,408       426,287      385,075
Total Interest Expense                                    81,031       70,892       231,473      208,189

Net Interest Income                                       65,570       60,516       194,814      176,886
Provision for Loan and Lease Losses                        9,500       14,000        35,500       37,750

Taxable Equivalent Net Interest Income After
    Provision for Loan and Lease Losses                   56,070       46,516       159,314      139,136

Noninterest Income                                        43,616       31,524       122,793       72,907
Noninterest Expense                                       54,197       51,524       150,919      124,402


Taxable Equivalent Earnings Before Income Taxes           45,489       26,516       131,188       87,641

Applicable Income Taxes                                   15,898        9,100        45,926       30,043

Taxable Equivalent Adjustment                                 89          141           253          398

Net Earnings                                            $ 29,502     $ 17,275      $ 85,009     $ 57,200
Net Earnings Applicable to Common Stock                 $ 29,304     $ 17,137      $ 84,495     $ 56,803

Provident Financial Group, Inc. and Subsidiaries
Consolidated Average Balances, Rates and Yields
On a Fully Taxable Equivalent Basis
(unaudited)
(Dollars In Millions)
Table 2.
                                                                 Quarter Ended                        Nine Months Ended
                                                      Sept. 30, 1997     Sept. 30, 1996     Sept. 30, 1997     Sept. 30, 1996
                                                      Average    Avg     Average    Avg     Average    Avg     Average    Avg
                                                      Balance    Rate    Balance    Rate    Balance    Rate    Balance    Rate
Assets:
 Loans and Leases (Net of Unearned Income):
  Commercial Lending:
   Commercial and Financial                           $2,607     9.13%   $2,281    9.12%    $2,494     9.26%   $2,252    9.27%
   Mortgage                                              505     9.32       465    8.93        502     9.25       453    9.08
   Construction                                          301     8.83       222    8.82        289     8.80       238    8.95
   Lease Financing                                       276    10.69       143    7.59        255    10.98       132    7.63
  Consumer Lending:
   Instalment                                            850    10.25       960    9.60        878     9.92       985    9.40
   Residential                                           169     7.87       490    8.82        265     8.23       477    8.50
   Lease Financing                                       689     7.76       485    7.46        650     7.68       422    7.48
    Total Loans and Leases                             5,397     9.17     5,046    8.95      5,333     9.18     4,959    8.99
 Investment Securities:
  Taxable                                              1,287     6.68     1,097    6.35      1,163     6.77     1,031    6.44
  Tax-Exempt                                               7     7.36        15    6.40          7     6.02        14    6.20
    Total Investment Securities                        1,294     6.69     1,112    6.35      1,170     6.76     1,045    6.44
 Federal Funds Sold and Reverse
   Repurchase Agreements                                   3     5.62         7    5.49         15     6.48        21    5.21
    Total Earning Assets                               6,694     8.69     6,165    8.48      6,518     8.74     6,025    8.54
 Cash and Noninterest Bearing Deposits                   164                134                147                143
 Other Assets                                            205                140                203                131
    Total Assets                                      $7,063             $6,439             $6,868             $6,299
Liabilities and Shareholders' Equity:
 Deposits:
  Demand Deposits                                     $  241     2.15    $  252    1.93     $  241     2.22    $  253    1.94
  Savings Deposits                                       673     3.71       573    2.72        577     3.21       587    2.70
  Time Deposits                                        3,399     5.80     2,991    5.68      3,431     5.74     2,912    5.80
   Total Deposits                                      4,313     5.27     3,816    4.99      4,249     5.20     3,752    5.05
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements                                 640     5.51       740    5.30        503     5.40       619    5.29
  Commercial Paper                                       155     5.97       140    5.53        151     5.81       146    5.49
  Short-Term Notes Payable                                 2     5.24         1    5.33          2     5.43         1    6.22
   Total Short-Term Debt                                 797     5.60       881    5.34        656     5.50       766    5.33
 Long-Term Debt                                          647     6.35       742    6.02        697     6.30       791    6.03
 Junior Subordinated Debentures                           99     8.70         -       -         99     8.79         -       -
   Total Interest Bearing Liabilities                  5,856     5.49     5,439    5.19      5,701     5.43     5,309    5.24
 Noninterest Bearing Deposits                            460                389                449                399
 Other Liabilities                                       175                146                168                141
 Shareholders' Equity                                    572                465                550                450
   Total Liabilities and Shareholders' Equity         $7,063             $6,439             $6,868             $6,299

Net Interest Spread                                              3.20%             3.29%               3.31%             3.30%

Net Interest Margin                                              3.89%             3.90%               4.00%             3.92%

Provident Financial Group, Inc. and Subsidiaries
Consolidated Quarterly Nonperforming Assets
(unaudited)
(Dollars In Thousands)
Table 3.
                                                                               Quarter Ended
                                                       Sept.         June          Mar.          Dec.          Sept.
                                                       1997          1997          1997          1996          1996
Nonaccrual Loans: (1)
 Commercial Lending:
   Commercial and Financial                        $   28,551    $   27,230    $   14,597    $   14,164    $   18,024
   Mortgage                                               553             -           103           103            48
   Construction                                            87            27            71            71            71
   Lease Financing                                      5,481         7,292         4,980         3,973         2,653
 Consumer Lending:
   Instalment                                              14             -             -             -             -
   Residential                                          2,239         2,028         3,583         2,805         2,008
   Lease Financing                                          -             -             -             -             -
     Total Nonaccrual Loans                            36,925        36,577        23,334        21,116        22,804

Renegotiated Loans (2)                                    257           246           526           786           787
   Total Nonperforming Loans                           37,182        36,823        23,860        21,902        23,591

Other Real Estate and Equipment Owned:
   Commercial                                          11,088         8,820         5,191         6,102         6,477
   Closed bank branches                                     -             -             -             -             -
   Residential                                          1,662         3,369         3,752           475           480
   Multifamily                                              -             -             -             -             -
   Land                                                    15            68         1,615            15           660
     Total                                             12,765        12,257        10,558         6,592         7,617

     Total Nonperforming Assets                    $   49,947    $   49,080    $   34,418    $   28,494    $   31,208

Loans 90 Days Past Due Still Accruing              $   10,504    $   20,460    $   11,848    $   18,751    $   19,989

Total Loans and Leases                              5,105,578     5,205,897     5,071,712     5,311,448     5,047,441

Reserve for Loan and Lease Losses                      75,242        78,296        68,371        66,693        63,665

Total Assets                                        7,079,578     6,985,162     6,780,351     6,829,088     6,483,920

Reserve for Loan and Lease Losses as a Percent of:
  Nonperforming Loans                                  202.36%       212.63%       286.55%       304.51%       269.87%
  Nonperforming Assets                                 150.64%       159.53%       198.65%       234.06%       204.00%
  Total Loans and Leases                                 1.47%         1.50%         1.35%         1.26%         1.26%

Nonperforming Loans as a % of Total
  Loans and Leases                                        .73%          .71%          .47%          .41%          .47%


Nonperforming Assets as a Percent of:
  Total Loans, Leases  and Other Real Estate              .98%          .94%          .68%          .54%          .62%
  Total Assets                                            .71%          .70%          .51%          .42%          .48%

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





                                       Provident Financial Group, Inc.
                                                  Registrant





Date:  November 13, 1997                    \s\ John R. Farrenkopf
                                              John R. Farrenkopf
                                              Vice President and
                                           Chief Financial Officer