Form 10-K405
period 1997-12-31
PROVIDENT FINANCIAL GROUP INC
filed 1998-03-30
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

For the Fiscal Year Ended                              Commission File
December 31, 1997                                           No. 1-8019

                    PROVIDENT FINANCIAL GROUP, INC.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of February 27, 1998, there were 42,971,330 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates at February 27, 1998, was approximately $1,039,000,000 (based upon non-affiliated holdings of 20,273,887 shares and a market price of $51.25 per share).

                 Documents Incorporated by Reference:

      Proxy Statement for the 1998 Annual Meeting of Shareholders (portions which are incorporated by reference into Part III hereof).

                 Please address all correspondence to:

                          John R. Farrenkopf
              Vice President and Chief Financial Officer
                    Provident Financial Group, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

                  PROVIDENT FINANCIAL GROUP, INC.



                      INDEX TO ANNUAL REPORT

                           ON FORM 10-K




PART I

  ITEM 1.   BUSINESS                                                 1
  ITEM 2.   PROPERTIES                                               3
  ITEM 3.   LEGAL PROCEEDINGS                                        4
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      4

PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                              5
  ITEM 6.   SELECTED FINANCIAL DATA                                  6
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                      7
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                             35
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             35
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                     67

PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      67
  ITEM 11.  EXECUTIVE COMPENSATION                                  67
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                          67
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          67

PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K                                             67

SIGNATURES                                                          70

                                PART I

ITEM 1.  BUSINESS

Provident Financial Group, Inc.

Provident  Financial  is  a Cincinnati-based  commercial  banking  and financial services company with banks in Ohio, northern Kentucky and southwestern Florida. In recent years, Provident Financial expanded its operations to provide financial services on a national scale. At December 31, 1997, Provident Financial had total assets of $7.1 billion, managed loans and leases of $6.6 billion, deposits of $4.7 billion and shareholders' equity of $637 million.

Effective  June 2, 1997, Provident Financial's name was  changed  from
Provident Bancorp, Inc. to better reflect the new products and services being offered.

Provident Financial was incorporated in 1980; it became a public company later that year when American Financial Corporation distributed Provident Financial Common Stock to its shareholders. At December 31, 1997, Carl H. Lindner, members of his immediate family and trusts for their benefit, owned 44% of the common stock of American Financial Group (successor to American Financial Corporation). This group, along with Carl H. Lindner's siblings and their families and entities controlled by them, or established for their benefit, owned 55% of Provident Financial's Common Stock. Provident Financial's executive offices are located at One East Fourth Street, Cincinnati, Ohio 45202 and its telephone number is (513) 579-2000.

Provident Financial has expanded its national presence and lines of business in recent years through internal growth and acquisitions. In September of 1997, Provident Financial acquired Florida Gulfcoast Bancorp, Inc., the parent of Enterprise National Bank. Enterprise operated three branches in Sarasota County, Florida with assets of $166 million. In February of 1997, South Hillsborough Community Bank was purchased. South Hillsborough had three offices located in Hillsborough County, Florida with assets of $38 million. Information Leasing Corporation, an equipment leasing company, and Procurement Alternatives Corporation, Information Leasing's affiliated lease servicing company, were acquired in December, 1996. Information Leasing and Procurement Alternatives had over $110 million in assets at the time of purchase.

Provident Financial conducts its banking operations through The Provident Bank (in Ohio), The Provident Bank of Kentucky and Provident Bank of Florida. (The Provident Bank of Kentucky will be merged into The Provident Bank on March 23, 1998.) See ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Introduction and Lines of Business" for further details as to additional operations and the types of financial products and services offered by Provident Financial.

At December 31, 1997, Provident Financial and its subsidiaries employed approximately 2,450 employees equating to approximately 2,300 full-time-equivalent employees.

Competition

The financial services business is highly competitive. The subsidiaries of Provident Financial compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies and other financial service entities.

Supervision and Regulation

Provident Financial is registered as a bank holding company, and is subject to the regulations of the Board of Governors of the Federal
Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to examinations by the Federal Reserve. The BHCA requires Federal Reserve approval on acquisitions of control of more than 5% of the voting stock or substantially all of the assets of any bank or bank holding company. The BHCA authorizes interstate bank acquisitions anywhere in the country and allows interstate branching by acquisition and consolidation in those states that have not opted out. Ohio, Kentucky and Florida did not request out of interstate branching.

Additionally, Provident Financial is prohibited by the BHCA from engaging in nonbanking activities, unless such activities are determined by the Federal Reserve to be closely related to banking. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities.

There are various legal and regulatory limits on the extent to which Provident Financial's subsidiary banks may pay dividends or otherwise supply funds to Provident Financial. In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. See ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity" and Note R included in "Notes to Consolidated Financial Statements".

Various requirements and restrictions under federal and state laws regulate the operations of Provident Financial's banking affiliates, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon, restricting investments and other activities, and subjecting the banking affiliates to regulation and examination by the Federal Reserve or state banking authorities and the FDIC.

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

Provident Financial's subsidiary banks are "well capitalized" and are not prohibited by FDICIA from accepting brokered deposits or offering interest rates on deposits higher than the prevailing rate in their markets. As of December 31, 1997, Provident Financial's subsidiary banks had brokered deposits (as defined) of $585.8 million.

The monetary policies of regulatory authorities, including the Federal Reserve, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of Provident Financial and its subsidiaries cannot be predicted.

Provident Securities and Investment Company, a Provident Bank subsidiary, is licensed as a retail securities broker and is subject to regulation by the Securities and Exchange Commission ("SEC"), state securities authorities and the National Association of Securities Dealers, Inc. Provident Investment Advisors, Inc., a Provident Financial subsidiary, is a registered investment advisor, subject to regulation by the SEC and state securities authorities.

ITEM 2.  PROPERTIES

Provident Financial and certain of its subsidiaries lease their executive offices at One East Fourth Street, Cincinnati, Ohio and additional space at Three East Fourth Street, Cincinnati, Ohio under leases expiring in 2010 from a trust for the benefit of a subsidiary of American Financial Group. Provident Bank leases approximately 270,000 square feet of additional office space in downtown Cincinnati. Provident Bank owns five buildings in the Queensgate area of Cincinnati that contain approximately 200,000 square feet, of which three buildings are used for offices, data processing and warehouse facilities and two buildings are leased to other parties. Provident Bank owns twenty-five of its branch locations and leases forty-one. Provident Kentucky owns two of its branch locations, leases two from Provident Financial (Parent) and leases six from non-affiliates. Provident Florida owns two of its branch locations and leases four. For information concerning rental obligations see Note F included in "Notes to Consolidated Financial Statements" that are included in this report in Part II, Item 8.

ITEM 3.  LEGAL PROCEEDINGS

In the first quarter of 1998, Provident Financial discovered that it may have inadvertently failed to file certain banking-related reports within the timeframe required by applicable Federal regulations. Under such regulations, depending on the facts and circumstances, Provident Financial could be assessed penalties. At the date of this report, management is unable to predict whether penalties will be assessed or the amount of such penalties. Provident Financial and its subsidiaries are parties to other routine litigation incidental to their business. The results of the above matters are not expected to be material to Provident Financial's financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter.

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Common Stock is traded on the NASDAQ Stock Market under the symbol "PFGI". The following table sets forth, for the periods indicated, the high and low daily closing sales prices as reported on NASDAQ and the quarterly dividends paid by Provident Financial.

                              1997                            1996
                Fourth   Third  Second   First  Fourth   Third  Second   First
                Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter
High Close      $52.50  $52.25  $47.00  $39.38  $38.00  $29.25  $25.33  $23.33
Low Close        43.25   43.13   33.50   33.50   28.83   22.67   22.11   20.67
Period End Close 48.50   47.31   42.75   35.25   34.00   29.25   23.50   22.44
Cash Dividends     .20     .20     .16     .16     .14     .14     .14     .12

At February 28, 1998, there were approximately 4,200 holders of record of Provident Financial's Common Stock.

In 1997 and 1996 Provident Financial paid dividends on its Common Stock of $29.7 million and $21.4 million and on its Preferred Stock of $.7 million and $.5 million, respectively. Provident Financial has indicated its intention to pay annual dividends of approximately 30% of recurring net earnings. It is expected that in the next several years, Provident Financial's revenues will consist principally of dividends paid to it by its subsidiaries and interest generated from lending and investing activities. A discussion of limitations and restrictions on the payment of dividends by subsidiaries to Provident Financial is contained under ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity" and Note R included in "Notes to Consolidated Financial Statements".

ITEM 6.  SELECTED FINANCIAL DATA

                                  Five Year
                               Annual Compound                    For Year Ended December 31,
                                 Growth Rate     1997        1996        1995       1994       1993       1992
                                                          (Dollars In Thousands Except Per Share Amounts)
Earnings:
 Total Interest Income                  14.7%   $571,212    $520,325   $462,396   $345,829   $286,839   $287,622
 Total Interest Expense                 16.8     309,212     280,257    259,747    163,871    124,003    142,362
  Net Interest Income                   12.5     262,000     240,068    202,649    181,958    162,836    145,260
 Provision for Loan and Lease Losses    25.0      44,750      47,000     14,000     12,000     12,000     14,663
  Net Interest Income After Provision
   for Loan and Lease Losses            10.7     217,250     193,068    188,649    169,958    150,836    130,597
 Noninterest Income                     30.2     185,358     106,137     61,837     38,468     41,461     49,478
 Noninterest Expense                    16.0     225,978     175,162    143,320    120,889    112,980    107,776
  Earnings Before Income Taxes
  and Effect of Changes in
  Accounting Principles                 19.6     176,630     124,043    107,166     87,537     79,317     72,299
 Applicable Income Taxes                18.2      61,328      42,843     35,306     29,871     28,045     26,535
 Effect of Changes in
  Accounting Principles               (100.0)          -           -          -          -          -     (2,146)
  Net Earnings                          21.5    $115,302     $81,200    $71,860    $57,666    $51,272    $43,618

Per Common Share Data:
 Basic Earnings (1)                     19.0%      $2.79       $2.04      $1.98      $1.56      $1.39
 Diluted Earnings (1)                   20.2        2.63        1.94       1.75       1.40       1.26
 Dividends Paid                         19.1         .72         .54        .47        .42        .36       $.30
 Basic Book Value                       15.0       14.95       12.62      10.78       9.16       8.62       7.42
 Diluted Book Value                     14.1       14.23       12.11      10.48       8.75       8.32       7.36

Balances at December 31:
 Total Investment Securities            20.2% $1,371,507  $1,032,907   $959,904   $685,920   $701,505   $547,251
 Total Loans and Leases                 11.7   5,051,842   5,311,448  4,896,076  4,204,538  3,389,888  2,900,761
 Total Managed Loans and Leases         17.8   6,584,528   5,568,709  4,896,076  4,204,538  3,389,888  2,900,761
 Reserve for Loan and Lease Losses      15.4      71,980      66,693     60,235     51,979     40,542     35,144
 Total Assets                           12.3   7,123,659   6,829,088  6,205,351  5,411,491  4,698,433  3,979,888
 Noninterest Bearing Deposits            7.2     605,166     554,262    523,631    452,458    422,689    427,776
 Interest Bearing Deposits               8.6   4,091,132   4,042,218  3,654,920  3,616,191  2,808,938  2,702,278
 Total Deposits                          8.5   4,696,298   4,596,480  4,178,551  4,068,649  3,231,627  3,130,054
 Long-Term Liabilities                  82.7     786,974     949,913    820,083    383,433    275,527     38,643
 Total Shareholders' Equity             16.5     637,261     516,805    432,537    359,351    335,892    296,465

Other Statistical Information:
 Return on Average Assets                           1.67%       1.28%      1.29%      1.24%      1.30%      1.20%
 Return on Average Equity                          20.32       17.67      18.37      16.64      16.33      17.05
 Dividend Payout Ratio                             26.23       27.06      26.17      30.62      30.60      29.08

Capital Ratios at December 31:
 Total Equity to Total Assets                       8.95%       7.57%      6.97%      6.64%      7.15%      7.45%
 Tier 1 Leverage Ratio                             10.13        9.02       7.13       7.21       7.88       7.87
 Tier 1 Capital to Risk-Weighted Assets             9.81        9.23       7.52       7.86       8.89       9.20
 Tier 2 Capital to Risk-Weighted Assets             3.44        3.82       4.25       4.99       3.35       1.51
 Total Risk-Based Capital to
  Risk-Weighted Assets                             13.25       13.05      11.77      12.85      12.24      10.71

Loan Quality Ratios at December 31:
 Reserve for Loan and Lease Losses
  to Total Loans and Leases                         1.42%       1.26%      1.23%      1.24%      1.20%      1.21%
 Reserve for Loan and Lease Losses
  to Nonperforming Loans                          153.82      304.51     142.57     714.29     222.97     138.44
 Nonperforming Loans to Total
  Loans and Leases                                  0.93        0.41       0.86       0.17       0.54       0.88

(1) Earnings per share amounts prior to 1997 have been restated as required to comply with SFAS No. 128, "Earnings
    Per Share". Historical earnings per share for the year ended December 31, 1992 are not presented above because they are not meaningful due to the conversion merger transactions with four mutual savings and loan associations in 1992. The annual compound growth rate provided represents a four year growth rate rather than five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the audited consolidated financial statements. Average balances reported are based on daily calculations.

From time to time, Provident Financial Group, Inc. publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects, new banking and financial service products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, Provident Financial notes that a variety of factors could cause its actual results and experiences to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. These risks and uncertainties include, without limitation, changes in interest rates, developments in the economies served by Provident Financial, changes in anticipated credit quality trends and changes in accounting, tax or regulatory practices or requirements. Forward-looking statements speak only as of the date made. Provident undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

In particular, statements made within "Performance Review", "Provision for Loan and Lease Losses" and "Credit Risk Management" discussions included within MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS have forward looking statements. Actual results could vary materially because of a number of factors including a deterioration in general economic conditions which could adversely affect borrowers. In addition, borrowers could suffer unanticipated losses without regard to general economic conditions. The result of these and other factors could cause a difference from expectations of the level of defaults and a change in the risk characteristics of the loan and lease portfolio and a change in the provision for loan and lease losses.

INTRODUCTION

Provident Financial Group, Inc. (Parent), formerly known as Provident Bancorp, Inc., is a holding company for three banks, The Provident Bank (in Ohio), The Provident Bank of Kentucky and Provident Bank of Florida. The Provident Bank of Kentucky will be merged into The Provident Bank on March 23, 1998.

Additional operations include Provident Consumer Financial Services, a national mortgage loan operation; Information Leasing Corporation, a national full service small-ticket equipment leasing company; Provident Commercial Group, a national equipment lease and finance subsidiary; Provident Capital Corporation, a national provider of middle market structured finance products; Value Systems, a national customer acquisition, research and development division; and Provident Securities and Investment Company, a full service registered broker/dealer.

Business Initiatives

The financial services industry is highly competitive. To effectively compete in this market, management has changed the way it views banking and does business. These changes involve the leveraging of existing customer relationships, providing new ways of developing customer relationships and adding value to its products that include the following:

 Utilize Technology to Improve Targeting and Pricing of Products and Services -- A data warehouse was developed to allow Provident Financial to look at the financial, demographic and behavioral profile of each customer. This information has permitted Provident Financial to differentiate customers in terms of service levels, product offerings, delivery channel usage and incentives offered.

 Emphasize Loan Origination and Servicing -- Management believes profitability can be enhanced by focusing on customer relationships, in particular the origination and servicing of loans. Provident Financial securitizes and/or sells nonconforming residential loans originated within its regional and national systems, while retaining the servicing of the loans. The proceeds from these loan securitizations/sales permit Provident Financial to originate a higher volume of loans than would normally be possible for a bank its size.

 Develop Niche National Businesses -- Provident Financial has developed national networks for many of its products and services as a means of reaching new customers and diversifying its geographic base. Products and services offered on a nationwide basis include conforming and nonconforming residential loans, commercial lending, commercial leasing and electronic banking services.

 Acquire Strategic Businesses -- To broaden its customer base, add value to its product line, provide a more diverse revenue stream and lower its cost of funds, Provident Financial has made tactical business acquisitions. Recent acquisitions include two banks in
 Florida (South Hillsborough Community Bank and Florida Gulfcoast Bancorp, Inc.) and a small ticket equipment leasing company (Information Leasing Corporation).

 Invest in Proprietary Payment System and Electronic Banking Products -- During 1996, Provident Financial introduced its MeritValu program which is an online, multiple-merchant frequent shopper rewards program that supports all methods of payments by the consumer. The program allows consumers to earn rebates and spend them like cash on goods and services at participating merchants, while the merchants benefit from increased sales and customer data information. Provident Financial also is investing other development efforts, seeking various ways of adding value to its products and services, particularly through the use of technology.

Lines of Business

For management reporting purposes, Provident Financial has identified nine major lines of business. Lines of business that operate on a regional basis are Commercial Banking, Commercial Mortgage, Retail and Consumer Lending, while Consumer Financial Services, Capital Corporation, Equipment Leasing, Information Leasing and Value Systems operate on a national basis.

The business lines are based on the management structure of Provident Financial. Financial performance results are determined based on Provident Financial's management accounting process, which assigns balance sheet and income statement items to each business line. Activity-based costing is used to allocate internal expenses for centrally provided services. Fund transfer pricing is used to allocate interest expense among the business lines. The following table presents a summary of net earnings and managed earning assets by business line for 1997:

TABLE 1:  Net Earnings and Managed Earning Assets by Line of Business

                       Net    Provision  Non-       Non-                       Managed
                     Interest for Loan  Interest  Interest   Income    Net     Earning
                      Income   Losses   Income     Expense   Taxes   Earnings   Assets
                                               (In Millions)
Regional:
 Commercial Banking    $60.5     $11.1      $3.8     $22.1    $10.9    $20.2   $1,439.9
 Commercial Mortgage    24.2        .8        .3       4.1      6.8     12.8      802.0
 Retail                 53.8         -      25.8      60.2      6.8     12.6       n.m.
 Consumer Lending       43.2      16.0      19.1      29.4      5.9     11.0    1,638.6
  Total Regional       181.7      27.9      49.0     115.8     30.4     56.6    3,880.5
National:
 Consumer Financial
  Services              11.0        .5 (1)  58.4      25.9     15.1     27.9    1,191.4
 Capital Corporation    30.1       6.2      11.0       6.1     10.1     18.7      623.8
 Equipment Leasing       5.0        .9      19.6      14.7      3.2      5.8      460.7
 Information Leasing     8.6       1.6      10.8      12.9      1.7      3.2      193.1
 Value Systems             -         -         -       9.1     (3.1)    (6.0)      n.m.
  Total National        54.7       9.2      99.8      68.7     27.0     49.6    2,469.0
 Other                  25.6       7.7      36.6      41.5      3.9      9.1    1,690.8
                      $262.0     $44.8    $185.4    $226.0    $61.3   $115.3   $8,040.3

(1) An additional $29.3 million of off-balance sheet provision for credit losses pertaining to managed earning assets was established during 1997. See Note C included in "Notes to Consolidated Financial Statements" for further details.

(n.m. -- not meaningful)

A description of the lines of business follows:

Commercial  Banking  Group  is  comprised  of  four  business   units:
Commercial Banking, Business Banking, Corporate Services and International Services. Commercial Banking provides traditional commercial lending products and services including working capital, term and asset-based financing. Business Banking provides specialized credit products and financial services directed to the needs of small business and their owners. Corporate Services provides cash management and group banking products and services to a broad range of businesses. International Services provides standby and commercial letters of credit, purchase and sale of foreign exchange as well as documentary examination and negotiation in foreign trade matters.

Commercial Mortgage provides a complete line of loans and services to support the commercial real estate market. Products and services include: land acquisition and development loans; construction loans for residential and commercial developments; and long-term loans for multi-family projects, retail shopping centers, office buildings, warehouses, golf course developments, light industrial and distribution loans.

Retail sells and services consumer and small business deposits, loans and investment products. The physical distribution includes a network of fifty-three traditional branches, twenty-three in-store branches and approximately two hundred ATM's in the Cincinnati, Dayton, Columbus, Cleveland and northern Kentucky markets. Initiatives include deposit product improvements, the introduction of a new indexed savings account, development and implementation of a comprehensive distribution plan and the introduction of a new logo, branch signage and merchandising. The new "Personal Banker" and "Simple Truth About Banking" concepts were introduced to the market in 1997 and will provide the foundation for future marketing strategies.

Consumer Lending provides instalment, home equity and credit card lending, consumer auto leasing, and other lending services to individuals. These services are provided through third party financing arrangements, direct origination programs and retail branch offices. Consumer Lending distributes credit products to customers in Provident Financial's core banking markets and through regional direct marketing programs in six states primarily in the midwestern United States.

Consumer Financial Services was formed in 1995 to originate conforming and nonconforming residential loans to consumers as well as warehouse loans to mortgage originators and brokers. In addition, Consumer Financial Services developed an in-house mortgage servicing operation during 1997. An electronic platform has been developed to permit Consumer Financial Services to enter into mortgage transactions on a national basis. Consumer Financial Services is licensed to operate in all 50 states.

Generally, loans originated by Consumer Financial Services are sold through securitization or whole loan sales. Sale of residential loans resulted in the recognition of approximately $56 million in gains during 1997.

Capital Corporation is a national provider of capital to support middle market leveraged financing transactions. Capital Corporation consists of three business units: Structured Finance, Provident Business Credit and Provident Leveraged Capital Partners. Structured Finance is an "event lender" of senior debt to support leveraged financings including management buyouts, recapitalizations, acquisitions and business expansion. Provident Business Credit is a national provider of asset-based financing. Provident Leveraged Capital Partners provides mezzanine financing to companies with transactions ranging in size from $2 million to $7 million.

Equipment Leasing provides lease and loan financing to commercial and industrial customers nationwide for the acquisition of equipment. Transactions include term loans, finance leases, operating leases and other specialized credit facilities. Asset types include corporate and commercial aircraft, transportation equipment, including trucks, tractors and freight containers, construction and mining equipment, manufacturing and distribution equipment. Transactions are originated generally through direct calling and typically involve equipment costing more than $2 million.

Information Leasing is a full service equipment leasing company that focuses on establishing strategic relationships with high volume, quality equipment vendors and customers. Information Leasing generates its business through contractual vendor programs, master lease agreements, informal vendor relationships, acquiring transactions from other leasing concerns, and from additional equipment acquisition by existing customers. Lease transactions and vendor relationships are established throughout the United States by its twenty plus sales representatives located in all regions of the country.

Value Systems describes Provident Financial's investments in innovative product concepts that offer potential as part of its overall  strategy  to  develop  customer  relationships.  The  initial investment  in  Value  Systems is the MeritValu Services  Group  which introduced the MeritValu Rewards Card in 1996 for the greater Cincinnati area. The MeritValu Rewards Card is a multiple merchant, neutrally branded frequent shopper program designed to promote customer loyalty and build alliances with regional and national retailers. In addition, Value Systems invests in opportunities to add products and services to electronic cards and develop point of sale terminals that offer improved convenience and banking flexibility to customers. Value Systems also includes investments in innovative marketing concepts that focus on value-added benefits to financial products through Provident Financial services as well as third party providers.

Other includes the results of other lines of business including Treasury, Trust, Brokerage Services and Florida banking activities, along with the management of interest rate risk and the net effect of transfer pricing. Also included are any unallocated managed earning assets and income and expense of administrative and support functions that were not allocated to any of the other lines of business.

Performance Review

The following table summarizes three-year financial data for Provident Financial, along with calculated variances from the prior year:

TABLE 2:  Three-Year Variance Schedule

                         Year Ending 1997    Year Ending 1996   Year Ending 1995
                        Amount $ Chg % Chg  Amount $ Chg % Chg  Amount $ Chg % Chg
                                   (Dollars in Millions Except Per Share Data)
Net Interest Income      $262   $22     9%   $240   $37    18%   $203   $21    11%
Noninterest Income        185    79    75     106    44    72      62    24    61
Total Revenue             447   101    29     346    81    31     265    45    20
Provision for Loan
 and Lease Losses          45    (2)   (5)     47    33   236      14     2    17
Noninterest Expense       226    51    29     175    32    22     143    22    19
Net Earnings              115    34    42      81     9    13      72    14    25
Total Loans and Leases  5,052  (259)   (5)  5,311   415     8   4,896   691    16
Total Assets            7,124   295     4   6,829   624    10   6,205   794    15
Total Deposits          4,696   100     2   4,596   417    10   4,179   110     3
Long-Term Liabilities     787  (163)  (17)    950   130    16     820   437   114
Stockholders' Equity      637   120    23     517    84    19     433    74    20
Per Common Share:
  Diluted Book Value    14.23  2.12    18   12.11  1.63    16   10.48  1.73    20
  Diluted Earnings       2.63  0.69    36    1.94  0.19    11    1.75  0.35    25

Provident Financial reported net earnings of $115.3 million for 1997 compared to $81.2 million for 1996 and $71.9 million for 1995.
Earnings per diluted share increased 36% during 1997 to $2.63, compared to $1.94 for 1996 and $1.75 for 1995. Contributing to the increased earnings for 1997 and 1996 were higher revenues in both net interest income and noninterest income. Noninterest income outpaced net interest income in its rate of growth during this three-year time period as a result of Provident Financial's emphasis on fee revenue, primarily in the securitization and sale of nonconforming residential loans. The growth in net interest income was a result of improved interest margins and growth in the loan and lease portfolio.

Expenses for Provident Financial have also increased during this three-year time period. The provision for loan and lease losses increased significantly during 1996, but leveled off in 1997. The increase in the provision was a result of a higher level of charge-offs,
principally  in  commercial,  auto  and  credit  card  lending,   than
experienced in prior years. Noninterest expense has increased over the three years primarily as a result of the implementation of business initiatives discussed earlier such as the national expansion of Consumer Financial Services and the development of the Value Systems program.

Total assets for 1997, 1996 and 1995 were $7.1 billion, $6.8 billion and $6.2 billion, respectively. The growth in total assets has slowed over the three-year time period as a result of the sale of loans and leased vehicles. However, as Provident Financial has retained the servicing of the sold loans and leases, managed loans and leases have increased $1.0 billion and $.7 billion during 1997 and 1996, respectively. Asset quality ratios returned to 1995 levels after improving during 1996. The ratio of nonperforming assets to total assets were .83%, .42% and .77% as of December 31, 1997, 1996 and 1995, respectively. The ratio of reserve for loan and lease losses to total loans and leases improved to 1.42% at December 31, 1997 compared to 1.26% and 1.23% at December 31, 1996 and 1995, respectively.

Provident Financial's reliance on long-term liabilities (long-term debt plus junior subordinated debentures) has fluctuated over the past three years based on funding needs. Provident Financial has reduced its dependence on long-term liabilities by securitizing nonconforming residential loans, the sale and leaseback of vehicles under lease and the sale of seasoned residential loans.

Shareholders' equity has grown steadily during the past three years at a 19% to 23% growth rate per year. This growth has come primarily from retained earnings of Provident Financial, exercise of stock options and shares of stock distributed in connection with acquisitions. Due to the growth of shareholders' equity exceeding that of total assets and the issuance of junior subordinated debentures which qualify as Tier 1 capital, equity to asset and risk-based capital ratios have improved over the three-year time period.

The overall performance of Provident Financial has improved over the past three years as supported by various performance measurement ratios. These ratios include the net interest margin (net interest income to total interest earning assets), the efficiency ratio (noninterest expense to tax equivalent revenue, excluding non-
recurring items and security gains/losses), return on assets (net earnings to average total assets) and return on equity (net earnings to average total equity). The following table provides a comparison of these and other performance ratios:

TABLE 3:  Selected Performance Ratios

                                                  1997    1996    1995
Net Interest Margin                               4.02%   3.96%   3.82%
Efficiency Ratio                                 51.59   48.22   56.07
Return on Average Assets                          1.67    1.28    1.29
Return on Average Equity                         20.32   17.67   18.37
Average Equity to Average Assets                  8.22    7.57    6.97
Common Dividend Payout to Net Earnings           25.62   26.40   22.78
Preferred Dividend Payout to Net Earnings          .62     .66    3.39

DETAILED EARNINGS ANALYSIS

Net Interest Income

Net interest income equals the difference between interest earned on loans, leases and investments and interest incurred on deposits and other borrowed funds. Net interest income is affected by changes in both interest rates and the amounts of interest earning assets and interest bearing liabilities outstanding.

Net interest margin represents net interest income as a percentage of total interest earning assets. The net interest margin, on a fully taxable equivalent basis, was 4.02%, 3.96% and 3.82% for 1997, 1996 and 1995, respectively. The improvement in net interest margin over the three years is primarily due to the following:

  Composition of Interest Earning Assets -- The commercial lending portfolio has grown at a faster pace than the consumer lending portfolio due to the sale of residential and home equity loans, along with the sale of leased vehicles. As the commercial lending portfolio has a higher average yield than other earning assets, growth in this type of asset will increase the net interest margin.

  Higher Interest Yields -- Average interest rates received on commercial lease financing and instalment loans have increased more than average rates paid on interest bearing liabilities over the three year period. The acquisition of Information Leasing's leasing portfolio was a primary contributor to the increased rate received in the commercial lease financing portfolio.

  Interest Rate Swaps -- Provident Financial enters into interest rate swap transactions to hedge against the impact of changes in interest rates. Interest rate swaps increased the net interest margin by 17 basis points and 23 basis points during 1997 and 1996, respectively, and decreased the net interest margin by 10 basis points during 1995.

  Interest Free Funds -- Interest free funds (interest earning assets less interest bearing liabilities) increased $111.4 million (15%) in 1997 and $103.1 million (17%) in 1996. Such funds, consisting primarily of demand deposits and shareholders' equity, supported 13% of total interest earning assets in 1997 and 12% in 1996 and 1995.

Table 4 provides an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. The net interest spread is the difference between the average yield earned on assets and the average rate incurred on liabilities. For comparative purposes, the table has been adjusted to reflect tax-exempt income on a fully taxable equivalent basis assuming an income tax rate of 35%.

TABLE 4:  Net Interest Income, Average Balances and Rates

                                                           Year Ended December 31,
                                           1997                     1996                     1995
                                  Average  Income/ Average Average  Income/ Average Average  Income/ Average
                                  Balance  Expense  Rate   Balance  Expense  Rate   Balance  Expense  Rate
                                                            (Dollars in Millions)
ASSETS
Interest Earning Assets:
 Loans and Leases:
  Commercial Lending:
   Commercial and Financial      $2,581.0  $239.9   9.29% $2,286.2  $212.0   9.27% $2,031.9  $202.1   9.95%
   Mortgage                         495.6    46.6   9.40     457.6    41.5   9.07     428.7    39.2   9.15
   Construction                     291.9    25.7   8.81     242.1    21.5   8.89     207.3    19.5   9.40
   Lease Financing                  267.1    29.7  11.12     141.5    11.4   8.02     103.1     7.8   7.54
  Consumer Lending:
   Instalment                       813.5    80.7   9.93     972.9    92.4   9.50     945.6    86.0   9.10
   Residential                      268.5    21.9   8.14     460.3    39.0   8.47     487.9    39.2   8.03
   Lease Financing                  616.4    47.8   7.76     457.7    34.3   7.49     249.4    17.8   7.15
    Total Loans and Leases        5,334.0   492.3   9.23   5,018.3   452.1   9.01   4,453.9   411.6   9.24
 Investment Securities:
  Taxable                         1,173.0    77.9   6.64   1,027.6    67.0   6.52     835.2    49.6   5.94
  Tax-Exempt                          8.3      .5   6.13      14.3      .9   6.10      10.3      .6   5.79
   Total Investment Securities    1,181.3    78.4   6.64   1,041.9    67.9   6.52     845.5    50.2   5.94
 Federal Funds Sold and Reverse
  Repurchase Agreements              15.3      .9   5.71      17.9      .9   5.25      18.2     1.0   5.75
Total Earning Assets              6,530.6   571.6   8.75%  6,078.1   520.9   8.57%  5,317.6   462.8   8.70%
Cash and Noninterest
 Bearing Deposits                   155.9                    140.8                    146.1
Other Assets                        218.4                    136.3                    112.0
 Total Assets                    $6,904.9                 $6,355.2                 $5,575.7
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest Bearing Liabilities:
 Deposits:
  Demand Deposits                  $246.3     5.5   2.22%   $253.5     4.9   1.93%   $255.4     5.3   2.08%
  Savings Deposits                  629.9    22.2   3.52     578.1    15.7   2.71     645.7    20.2   3.13
  Time Deposits                   3,378.2   193.8   5.74   2,989.5   172.3   5.76   2,702.5   166.9   6.17
   Total Deposits                 4,254.4   221.5   5.21   3,821.1   192.9   5.05   3,603.6   192.4   5.34
 Short-Term Debt:
  Federal Funds Purchased
   and Repurchase Agreements        493.8    26.4   5.34     610.0    32.2   5.27     489.9    28.6   5.85
  Commercial Paper                  156.9     9.2   5.86     143.6     7.9   5.49     141.5     8.4   5.93
  Short-Term Notes Payable            1.6      .1   5.23       1.7      .1   5.29       1.5      .1   5.57
   Total Short-Term Debt            652.3    35.7   5.46     755.3    40.2   5.31     632.9    37.1   5.86
 Long-Term Debt                     687.3    43.4   6.32     765.8    46.4   6.05     457.8    30.2   6.60
 Junior Subordinated Debentures      98.8     8.6   8.77       9.5      .8   8.62         -       -      -
Total Interest Bearing
 Liabilities                      5,692.8   309.2   5.43%  5,351.7   280.3   5.24%  4,694.3   259.7   5.53%
Noninterest Bearing Deposits        451.0                    398.8                    391.9
Other Liabilities                   193.8                    145.2                     98.4
Shareholders' Equity                567.3                    459.5                    391.1
Total Liabilities and
 Shareholders' Equity            $6,904.9                 $6,355.2                 $5,575.7
Net Interest Income                        $262.4                   $240.6                   $203.1
Net Interest Margin                                 4.02%                    3.96%                    3.82%
Net Interest Spread                                 3.32%                    3.33%                    3.17%

In preparing the net interest margin table, nonaccrual loan balances are included in the average balances for loans and leases. Loan fees are included in loan and lease income as follows: 1997 - $18.3 million, 1996 - $17.4 million and 1995 - $18.2 million.

Table 5 shows the changes in net interest income on a tax equivalent basis resulting from changes in volume and changes in rates. Changes not solely due to volume or rate have been allocated proportionately.

TABLE 5:  Net Interest Income Changes Due to Volume and Rates

                                              Year Ended December 31,
                                    1997 Changes from     1996 Changes from
                                       1996 Due to           1995 Due to
                                    Volume      Rate      Volume      Rate
                                                  (In Thousands)
Interest Earned On:
   Loans and Leases:
      Commercial Lending:
         Commercial and Financial   $27,395       $486    $24,184    $(14,295)
         Mortgage                     3,532      1,522      2,632        (345)
         Construction                 4,384       (204)     3,138      (1,093)
         Lease Financing             12,790      5,561      3,055         522
      Consumer Lending:
         Instalment                 (15,676)     4,018      2,523       3,843
         Residential                (15,670)    (1,444)    (2,277)      2,088
         Lease Financing             12,276      1,298     15,559         884
            Net Loans and Leases     29,031     11,237     48,814      (8,396)
   Investment Securities:
      Taxable                         9,638      1,244     12,212       5,175
      Tax-Exempt                       (364)         4        238          33
   Federal Funds Sold                  (148)        79        (14)        (90)
         Total                       38,157     12,564     61,250      (3,278)
Interest Paid On:
   Demand Deposits                     (143)       712        (39)       (376)
   Savings Deposits                   1,502      5,001     (1,990)     (2,513)
   Time Deposits                     22,303       (865)    16,996     (11,536)
      Total Deposits                 23,662      4,848     14,967     (14,425)
   Short-Term Debt:
      Federal Funds Purchased        (6,200)       394      6,529      (3,008)
      Commercial Paper                  762        561        123        (634)
      Short-Term Notes Payable           (6)        (1)        11          (4)
         Total Short-Term Debt       (5,444)       954      6,663      (3,646)
   Long-Term Debt                    (4,907)     1,996     18,837      (2,702)
   Junior Subordinated Debentures     7,832         14        816           -
         Total                       21,143      7,812     41,283     (20,773)
Net Interest Income                 $17,014     $4,752    $19,967     $17,495

Provision for Loan and Lease Losses

Charges to provision for loan and lease losses are taken to maintain an adequate balance in the reserve for such losses based on the level of credit risk in the lending portfolio. During 1997, 1996 and 1995, the provision for loan and lease losses was $44.8 million, $47.0 million and $14.0 million, respectively. Factors which caused fluctuations in the balance of reserve for loan and lease losses or the level of credit risk during the three years include:

 Loan Charge-Offs -- Provision expense would be incurred to replenish the reduction in the reserve when a loan is charged off. This assumes the level of credit risk within the lending portfolio is not affected. Net charge-offs for 1997, 1996 and 1995 were $41.3 million, $41.9 million and $5.7 million, respectively.

 Growth in the Lending Portfolio -- The credit risk of the lending portfolio increases as the size of the lending portfolio increases assuming no other changes to the lending portfolio. During 1997 total loans and leases decreased 5%, while in 1996 and 1995, total loans and leases grew 8% and 16%, respectively.

 Composition of the Lending Portfolio -- The type and credit grade of loans affect the overall credit risk of the lending portfolio. The percentage of consumer lending to total loans and leases was 24%, 36% and 39% in 1997, 1996 and 1995 respectively. The decrease in this percentage was due to the sale of consumer loans and leased vehicles during the past two years.

Noninterest Income

Table 6 details the components of noninterest income and their change since 1995:

TABLE 6:  Noninterest Income

                                                                         Percentage
                                                                   Increase (Decrease)
                                       1997       1996       1995    1997/96  1996/95
                                            (In Thousands)
Service Charges on Deposit Accounts   $24,752    $21,537    $17,114    14.9%    25.8%
Other Service Charges and Fees         37,058     29,328     20,800    26.4     41.0
Operating Lease Income                 26,207     10,033      7,024   161.2     42.8
Gain on Sales of Loans and Leases      73,583     30,955      6,584   137.7    370.2
Security Gains (Losses)                 9,713         96        (86)    n.m.     n.m.
Other                                  14,045     14,188     10,401    (1.0)    36.4
                                     $185,358   $106,137    $61,837    74.6%    71.6%

(n.m. -- not meaningful)

Noninterest income has grown significantly over the past two years. Noninterest income increased $79.2 million (75%) during 1997 and $44.3 million (72%) during 1996. Explanations for the growth in noninterest income by category follow:

 Service Charges on Deposit Accounts -- Service charges on deposit accounts have increased for 1997 and 1996 as a result of increased fees received on corporate and personal demand deposits accounts, and ATM usage.

 Other Service Charges and Fees -- The recognition of gains and fees related to commercial lending has resulted in higher other service charges and fee revenue for both 1997 and 1996.

 Operating Lease Income -- The growth in operating lease revenue is the result of three activities. First $342.3 million of automobiles were sold and leased back during 1997. As these automobiles are
 subleased   to   third-party  consumers,  lease  revenue   from   the
 consumers, net of lease expense to the purchasers of the automobiles, is recognized as operating lease income. Prior to the sales-leaseback transactions, the automobiles had been accounted for as direct finance leases on which interest income was recorded.
 Second, Information Leasing was acquired near the end of 1996. During 1997, Information Leasing recognized operating lease revenue of $8.8 million. Finally, operating lease revenue for Commercial Group increased $7.0 million and $3.0 million during 1997 and 1996, respectively.

 Gain on Sales of Loans and Leases -- Beginning in 1996, Provident Financial has securitized and sold a large portion of their newly originated residential loans. The larger gains have been from the sale of nonconforming residential loans ($50.1 million in 1997 and $24.2 million in 1996), conforming residential loans ($6.2 million in 1997 and $2.2 million in 1996), closed-end home equity loans ($3.7 million in 1997) and open-ended home equity loans ($6.7 million in 1997).

 Gain on sales of real estate loans contributed to 15% and 8% of Provident Financial's total revenue (net interest income plus noninterest income) for 1997 and 1996, respectively. These gains are primarily attributable to the development of the Consumer Financial Services division in 1995. No assurance can be provided that the levels of originations and favorable interest rates will continue to permit the recognition of such gains on sale of loans into future years.

 Security Gains (Losses) -- Provident Financial recognized $9.7 million in gain from the sale of $2.3 billion of investment securities in 1997. The level of gains from investment security sales was insignificant during 1996 and 1995. The increased level of security sales during 1997 was a result of management's decision to adopt an active management style, to take advantage of interest rate movements, and to reposition the investment security portfolio for 1998.

 Other -- The largest components of revenue within other income have been the receipt of additional consideration related to a loan that had been restructured ($4.0 million in 1997 and $10.0 million in 1996), income from investment in partnerships ($2.9 million in
 1997), and a gain on the sale of Heritage Savings Bank's deposits and branches ($7.1 million in 1995).

Noninterest Expense

Table 7 details the components of noninterest expense and their change since 1995:

TABLE 7:  Noninterest Expense

                                                                   Percentage
                                                               Increase (Decrease)
                                   1997       1996       1995    1997/96  1996/95
                                         (In Thousands)
Salaries and Employee Benefits  $101,454    $79,830    $69,810    27.1%     14.4%
Depreciation on Operating
  Lease Equipment                 17,667      7,221      4,888   144.7      47.7
Occupancy                         12,744      9,673      8,931    31.7       8.3
Professional Services             14,912     11,463      7,335    30.1      56.3
Deposit Insurance                  1,279     10,824      6,168   (88.2)     75.5
Equipment Expense                 15,208     11,348      9,242    34.0      22.8
Charges and Fees                  12,652      8,583      7,329    47.4      17.1
Marketing                          7,890      5,103      4,283    54.6      19.1
Other                             42,172     31,117     25,334    35.5      22.8
                                $225,978   $175,162   $143,320    29.0%     22.2%

Noninterest expense increased $50.8 million (29%) and $31.8 million (22%) during 1997 and 1996, respectively. Components of noninterest expense, along with an explanation as to their fluctuations, follow:

 Salaries and Employee Benefits -- The increase in compensation for 1997 was primarily due to the expansion of Consumer Financial Services and the acquisition of Information Leasing. In 1996, the areas of commercial and consumer lending, securities brokerage and information delivery were primarily responsible for the increase of this category.

 Depreciation on Operating Lease Equipment -- The acquisition of Information Leasing near the end of 1996 and the increased volume of operating lease agreements entered into by Commercial Group has resulted in the increase in depreciation on operating lease equipment.

 Occupancy -- Increases in rent expense, primarily in the areas of Consumer Financial Services and retail distribution, building maintenance and utilities resulted in higher occupancy expense for 1997.

 Professional Services -- In 1997, professional services increased as a result of additional expenses incurred from management consulting fees in the areas of Information Leasing, Value Systems, information delivery and consumer lending. The increase for 1996 was from consulting fees for customer profitability analysis, residential loan subservicing and legal fees.

 Deposit Insurance -- The fluctuation of deposit insurance expense is the result of a one-time Savings Association Insurance Fund assessment of $8.2 million during 1996 to recapitalize the fund. In addition, the insurance premium rate on deposits has decreased significantly since the recapitalization of the Fund.

 Equipment Expense -- Equipment expense has increased primarily as a result of the purchase and subsequent depreciation of computer and telebanking equipment for both 1997 and 1996.

 Charges and Fees -- Charges and fees have increased in 1997 as a result of charge-offs on other real estate. The increase in 1996 was primarily from loan origination expense and credit card processing.

 Marketing -- Promotional advertisement, primarily for retail banking and Value Systems has resulted in the increase in marketing expense during 1997 and 1996.

 Other -- Larger fluctuations within other noninterest expense from 1996 to 1997 were management recruitment and Year 2000 computer compliance and from 1995 to 1996 were franchise taxes and data processing expense.

Income Taxes

The effective tax rates for 1997, 1996 and 1995 were 34.7%, 34.5% and 32.9%, respectively. The lower effective rate for 1995 reflects the reversal of tax-exempt negative goodwill associated with the sale of Heritage's deposits and branches and the increase in the level of tax-exempt interest income.

FINANCIAL CONDITION ANALYSIS

Investment Securities

Investment securities represented approximately 18% of average earning assets in 1997, compared to 17% in 1996 and 16% in 1995. The amortized cost and market value of investment securities available for sale at the dates indicated are summarized in Table 8:

TABLE 8:  Investment Securities

                                              Amortized Cost at December 31,
                                               1997        1996       1995
                                                      (In Thousands)
U.S. Treasury and Federal Agency Debentures    $17,251     $83,307  $191,445
State and Political Subdivisions                10,200       5,270         -
Mortgage-Backed Securities                   1,034,104     659,144   629,902
Asset-Backed Securities                        252,142     200,071    60,000
Other Securities                                57,606      78,992    74,647
    Total Securities                        $1,371,303  $1,026,784  $955,994

                                               Market Value at December 31,
                                               1997        1996       1995
                                                      (In Thousands)
U.S. Treasury and Federal Agency Debentures    $17,401     $83,741  $191,460
State and Political Subdivisions                10,396       5,270         -
Mortgage-Backed Securities                   1,033,611     663,025   633,714
Asset-Backed Securities                        252,009     200,160    59,892
Other Securities                                58,090      80,711    74,838
    Total Securities                        $1,371,507  $1,032,907  $959,904

As of December 31, 1997, the aggregate book value of two investment securities exceeded ten percent of shareholders' equity. These securities, Norwest Asset Securities Corporation and Mortgage Index Amortizing Trust, are securitized residential mortgage pools. The book value of Norwest Asset and Mortgage Index was $89.4 million and $75.0 million, respectively, and the market value was $90.0 million and $75.0 million, respectively.

Table 9 shows the December 31, 1997, maturities and weighted average yields for investment securities. Yields on equity securities which comprise the fixed rate, due after 10 years classification of other securities have been omitted from the table. A 35% tax rate was used in computing the tax equivalent yield adjustment. The yields shown are calculated based on original cost and effective yields weighted for the scheduled maturity of each security. Mortgage-backed and asset-backed securities are assigned to maturity categories based on their estimated average lives.

TABLE 9:  Investment Securities Yields and Maturities

                                       Fixed Rate          Floating Rate
                                                                    Weighted
                                              Weighted              Average
                                               Average              Yield On
                                   Amortized  Yield To  Amortized   Current
                                     Cost     Maturity    Cost   Coupon Rates
                                               (Dollars in Thousands)
U.S. Treasury and Federal Agency
  Debentures:
    Due in one year or less          $8,808        5.70%     $17       13.51%
    Due after 1 through 5 years       8,071        6.96        -           -
    Due after 5 through 10 years          -           -      170        7.26
    Due after 10 years                    -           -      185        6.55
      Total                         $16,879        6.30%    $372        7.19%

State and Political Subdivisions:
    Due in one year or less          $6,004        6.09%      $-           -%
    Due after 1 through 5 years         304        6.77        -           -
    Due after 5 through 10 years        741        7.53        -           -
    Due after 10 years                3,151        8.36        -           -
      Total                         $10,200        6.91%      $-           -%

Mortgage-Backed Securities:
    Due in one year or less        $205,833        5.82%  $7,896        6.28%
    Due after 1 through 5 years     534,036        6.76  183,258        8.07
    Due after 5 through 10 years     46,295        7.45   21,758        6.29
    Due after 10 years               34,639        7.24      389        6.81
      Total                        $820,803        6.59%$213,301        7.82%

Asset-Backed Securities:
    Due in one year or less         $50,163        6.70%      $-           -%
    Due after 1 through 5 years      51,935        6.41   75,055        6.16
    Due after 5 through 10 years     74,989        6.68        -           -
    Due after 10 years                    -           -        -           -
      Total                        $177,087        6.61% $75,055        6.16%

Other Securities:
    Due in one year or less            $836        6.85%    $199        6.46%
    Due after 1 through 5 years           -           -      495        7.85
    Due after 5 through 10 years        250        6.75      250        7.00
    Due after 10 years               55,576           -        -           -
      Total                         $56,662        6.83%    $944        7.33%

Loans and Leases

Average net loans and leases were 82% and 81% of total average earning assets in 1997 and 1996, respectively. During these two years, the composition of the lending portfolio changed significantly. Consumer loans and leases, as a percent of net loans and leases, decreased from 36% at December 31, 1996 to 24% at December 31, 1997, due primarily to the sale of consumer loans. During 1997, Provident Financial sold $1,183.0 million in residential loans and $244.5 million in home equity loans. In addition, Provident Financial sold and leased back $342.3 million of automobiles which had previously been accounted for as consumer lease financings, but are now accounted for as off-balance sheet operating leases. As a result of loans being sold with servicing retained and the sale-leaseback transactions, Provident Financial has a total of $1.5 billion of managed loans and leases not included in the lending portfolio as of year-end 1997. Provident Financial does not have a material exposure to foreign, energy or agricultural loans. Table 10 shows loans and leases outstanding at period end by type of loan:

TABLE 10:  Loan and Lease Portfolio Composition

                                                               December 31,
                                   1997            1996            1995            1994            1993
                                 $       %       $       %       $       %       $       %       $       %
                                                     (Dollars in Millions)
Commercial Lending:
 Commercial and Financial      2,734    54.9   2,405    45.8   2,251    46.5   1,878    45.2   1,487    44.4
 Mortgage                        470     9.4     476     9.1     449     9.3     420    10.1     398    11.9
 Construction                    305     6.1     284     5.4     266     5.5     172     4.2     140     4.2
 Lease Financing                 340     6.8     239     4.6     129     2.7     110     2.6     101     3.0
Consumer Lending:
 Instalment                      624    12.6     924    17.6   1,001    20.7     931    22.4     764    22.8
 Residential - Held for Sale     136     2.7      74     1.4       -       -       -       -       -       -
 Residential - Portfolio           -       -     318     6.1     466     9.6     508    12.2     500    14.9
 Lease Financing                 443     8.9     592    11.3     334     6.9     186     4.5       -       -
  Total Loans and Leases       5,052           5,312           4,896           4,205           3,390
Reserve for Loan and
 Lease Losses                    (72)   (1.4)    (67)   (1.3)    (60)   (1.2)    (52)   (1.2)    (41)   (1.2)
                               4,980   100.0   5,245   100.0   4,836   100.0   4,153   100.0   3,349   100.0

Table 11 shows the composition of the commercial and financial loan category by industry type at December 31, 1997:

TABLE 11:  Commercial and Financial Loans

                                                             Amount on
Type                                   Amount        %      Nonaccrual
                                            (Dollars in Millions)
Construction                           $136.9        5             $.1
Manufacturing                           546.4       20             6.6
Transportation / Utilities              141.4        5            12.4
Wholesale Trade                         252.6        9             2.6
Retail Trade                            242.5        9            10.2
Finance & Insurance                     128.3        5               -
Real Estate Operators / Investment      300.1       11             1.2
Service Industries                      443.3       16             1.9
Automobile Dealers                      117.0        4               -
Other (1)                               425.1       16             2.8
                                     $2,733.6      100           $37.8

(1) Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

Table 12 shows the composition of commercial mortgage and construction loans by loan and property type at December 31, 1997:

TABLE 12:  Commercial Mortgage and Construction Loans

                          Investor Developer  Owner Occupied  Owner Operator          Amount on
Type                        Mortgage Const.  Mortgage Const.  Mortgage Const.  Total  Nonaccrual
                                                        (In Millions)
Apartments                    $65.3   $46.8     $2.8    $.3        $-     $-  $115.2         $-
Office / Warehouse             87.0    41.6     24.4   16.7         -      -   169.7          -
Residential Development        13.5    80.5     11.2   10.8         -      -   116.0          -
Shopping Centers              115.8    55.2     12.1      -         -      -   183.1         .4
Land                           15.2    15.1       .6    2.0         -      -    32.9          -
Industrial Plants               7.2      .6      1.9    2.2         -      -    11.9          -
Hotel / Motel / Restaurants      .8     3.2        -      -       6.9     .7    11.6          -
Healthcare Facilities           3.6       -        -      -       4.1      -     7.7          -
Auto Sales & Service           15.6     4.7      6.5     .4         -      -    27.2          -
Churches                        3.0     1.1      7.5     .3         -      -    11.9          -
Mobile Home Parks               5.8     1.9        -      -         -      -     7.7          -
Other Commercial Properties    51.2    19.0      7.5    2.1         -      -    79.8          -
                             $384.0  $269.7    $74.5  $34.8     $11.0    $.7  $774.7        $.4

Commercial and real estate construction loans outstanding at December 31, 1997 are shown in Table 13 by maturity, based on remaining scheduled repayments of principal:

TABLE 13:  Loan Maturities

                                          After 1
                               Within   but Through  After
                               1 Year     5 Years   5 Years    Total
                                            (In Thousands)
Commercial and Financial     $1,366,582   $970,191 $396,783 $2,733,556
Commercial Construction          72,775    189,616   42,759    305,150
Residential Construction              -          -    5,732      5,732
   Total                     $1,439,357 $1,159,807 $445,274 $3,044,438

Loans Due After One Year:
  At predetermined interest rates                             $504,655
  At floating interest rates                                 1,100,426

Credit Risk Management

Provident Financial maintains a reserve for loan and lease losses to absorb potential losses in its portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans and leases, credit loss experience, general economic conditions and other pertinent factors. The reserve is maintained at a level which management considers to be adequate to absorb future loan and lease losses. Reserve adjustments needed for charge-offs or risk characteristics in the lending portfolio are made through changes to the provision for loan and lease losses. Loans and leases deemed uncollectible are charged off and deducted from the reserve and recoveries on loans and leases previously charged off are added to the reserve.

Table 14 shows selected information relating to Provident Financial's loans, leases and reserves for loan and lease losses:

TABLE 14:  Reserve for Loan and Lease Losses

                                                    December 31,
                                  1997       1996       1995       1994       1993
                                               (Dollars in Thousands)
Daily Average Net Loans
 and Leases Outstanding       $5,258,975 $4,952,841 $4,397,275 $3,673,803 $3,056,470

Reserve for Loan and Lease
 Losses at Beginning of Period   $66,693    $60,235    $51,979    $40,542    $35,144
Provision Charged to Expense      44,750     47,000     14,000     12,000     12,000
Acquired Reserves                  1,814      1,373          -          -        737
Loans and Leases Charged Off:
 Commercial Lending:
  Commercial and Financial        17,286     17,236      5,096      2,979      3,535
  Mortgage                         1,505      1,945         94        904        752
  Construction                         -          -          -          -          -
  Lease Financing                  1,367          -          -          -          -
 Consumer Lending:
  Instalment                      24,065     24,342      8,232      5,564      4,549
  Residential                      1,141        199        127        125        102
  Lease Financing                  6,009      3,087        647          -          -
      Total Charge-Offs           51,373     46,809     14,196      9,572      8,938

Recoveries:
 Commercial Lending:
  Commercial and Financial         1,055        619      6,238      6,614         44
  Mortgage                           915        333        121        552        165
  Construction                         -          -          -          -          -
  Lease Financing                    306         14          -          -          -
 Consumer Lending:
  Instalment                       5,766      3,490      1,994      1,806      1,345
  Residential                        145         36         13         37         45
  Lease Financing                  1,909        402         86          -          -
      Total Recoveries            10,096      4,894      8,452      9,009      1,599
Net Loans and Leases
 Charged Off                      41,277     41,915      5,744        563      7,339
Reserve for Loan and Lease
 Losses at End of Period         $71,980    $66,693    $60,235    $51,979    $40,542
Net Charge-Offs to Average
 Net Loans and Leases                .78%       .85%       .13%       .02%       .24%

Explanation as to significant changes in charge-offs between 1995 and 1997 follows:

 Commercial and Financial -- Commercial and financial loans  of  $17.3 million, $17.2 million and $5.1 million were charged off in 1997, 1996 and 1995, respectively. Due to the significant size of many of the commercial and financial loans, a few large loan charge-offs can result in a significant fluctuation in the total charge-offs of this loan type. There were three charge-offs of over one million dollars in 1997 compared to six in 1996 and one in 1995.

 Instalment -- Total charge-offs for instalment loans totaled $24.1 million, $24.3 million and $8.2 million during 1997, 1996 and 1995, respectively. The increase in total charge-offs for 1997 and 1996 as compared to 1995 was a result of charge-offs in indirect auto loans and in the credit card portfolio.

 Consumer Lease Financings -- Consumer lease financing charge-offs during 1997, 1996 and 1995 were $6.0 million, $3.1 million and $.6 million, respectively. The steady increase in charge-offs of this type is due to the growth in the consumer lease financing portfolio, prior to the sale-leaseback transactions on leased automobiles.

Table 15 shows the dollar amount of the reserve for loan and lease losses using management's estimate by principal loan and lease category:

TABLE 15:  Allocation of Reserve for Loan and Lease Losses

                                            December 31,
                                1997    1996    1995    1994    1993
                                           (In Thousands)
Commercial Lending:
 Commercial and Financial     $34,844 $28,053 $26,280 $22,031 $17,379
 Mortgage                       4,461   3,993   3,774   3,493   2,993
 Construction                   5,496   4,969   4,824   3,886   3,522
 Lease Financing                5,303   4,004   1,543   1,355     889
                               50,104  41,019  36,421  30,765  24,783

Consumer Lending:
 Instalment                    14,971  17,616  18,683  17,821  14,664
 Residential                      767     718     958   1,071   1,095
 Lease Financing                6,138   7,340   4,173   2,322       -
                               21,876  25,674  23,814  21,214  15,759

                              $71,980 $66,693 $60,235 $51,979 $40,542

Table 16 presents a summary of various indicators of credit quality:

TABLE 16:  Credit Quality

                                                   December 31,
                               1997          1996          1995          1994          1993
                             $      %      $      %      $      %      $      %      $      %
                                                    (Dollars In Thousands)
Nonperforming Assets
Nonaccrual Loans (1):
 Commercial Lending:
  Commercial & Financial  37,800   63.9 14,164   49.7 26,190   54.7  2,973   28.0 10,740   39.7
  Mortgage                   335     .6    103     .4  6,716   14.0  1,869   17.6  3,861   14.3
  Construction                27     .1     71     .2     78     .2     78     .7    554    2.0
  Lease Financing          4,798    8.1  3,973   13.9  2,605    5.4      -      -      -      -
                          42,960   72.7 18,311   64.2 35,589   74.3  4,920   46.3 15,155   56.0

 Consumer Lending:
  Instalment                   -      -      -      -    230     .5      -      -    276    1.0
  Residential              3,459    5.8  2,805    9.8  1,678    3.5  1,396   13.2  2,344    8.7
  Lease Financing              -      -      -      -      -      -      -      -      -      -
                           3,459    5.8  2,805    9.8  1,908    4.0  1,396   13.2  2,620    9.7

  Total Nonaccrual Loans  46,419   78.5 21,116   74.0 37,497   78.3  6,316   59.5 17,775   65.7

Renegotiated Loans (2)       377     .6    786    2.8  4,753    9.9    961    9.1    408    1.5
  Total Nonperforming
   Loans                  46,796   79.1 21,902   76.8 42,250   88.2  7,277   68.6 18,183   67.2

Other Real Estate and
 Equipment Owned:
  Commercial              11,207   18.9  6,102   21.4  3,714    7.8    714    6.8  3,679   13.6
  Closed Bank Branches         -      -      -      -    189     .4    311    2.9    348    1.3
  Residential              1,079    1.8    475    1.7    468    1.0    350    3.3  2,140    7.9
  Multifamily                  -      -      -      -    594    1.2  1,094   10.3    676    2.5
  Land                       110     .2     15     .1    663    1.4    857    8.1  2,019    7.5
                          12,396   20.9  6,592   23.2  5,628   11.8  3,326   31.4  8,862   32.8

  Nonperforming Assets    59,192  100.0 28,494  100.0 47,878  100.0 10,603  100.0 27,045  100.0

Loans 90 Days Past Due -
 Still Accruing            9,811        18,751        26,578         4,673         2,715

Loan and Lease Loss
 Reserve as a Percent of:
  Total Loans and Leases           1.42          1.26          1.23          1.24          1.20
  Nonperforming Loans            153.82        304.51        142.57        714.29        222.97
  Nonperforming Assets           121.60        234.06        125.81        490.23        149.91
Nonperforming Loans as a
 Percent of Total Loans
 and Leases                         .93           .41           .86           .17           .54
Nonperforming Assets as a
 Percent of:
  Total Loans, Leases and
   Other Real Estate and
   Equipment                       1.17           .54           .98           .25           .80
  Total Assets                      .83           .42           .77           .20           .58

(1) Provident Financial generally stops accruing interest on loans and leases when the payment of principal and/or interest is past due 90 days or more.
(2) Loans renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

Nonaccrual loans increased $25.3 million during 1997, primarily due to five loans being placed on nonaccrual status. Other real estate and equipment owned increased $5.8 million primarily due to property foreclosures on a commercial mortgage and a lease.

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

When a loan is placed on nonaccrual status or is renegotiated, the recognition of interest income differs from what would have been recognized had the loan retained its original terms. The gross amount of interest income recognized during 1997 with respect to these loans was $373,000 compared to $4,285,000 that would have been recognized had the loans remained current in accordance with their original terms.

Of the $46.4 million in nonaccrual loans at December 31, 1997, management estimates approximately $3.3 million of potential loss. The loss estimate is based, in part, upon information from Provident Financial's credit watch and impaired loan analyses ("analyses"), and loss exposure reports. These analyses are prepared quarterly following detailed discussions between lending officers, the credit and loan review departments and senior management. The analyses include nonperforming loans along with loans and leases that were classified by bank examiners. The analyses also include loans and leases where potential borrower problems may raise concern about the ability of the borrower to comply with the present loan repayment terms. These loans and leases, while not nonperforming or necessarily expected to result in losses, are considered in need of closer monitoring. The loss exposure report is prepared monthly and updates loan and lease balance information and loss estimates from the previous analyses. The loss exposure report also includes other real estate owned balances and any loss exposure involving other real estate.

The year-end 1997 analyses and loss exposure reports included approximately $31.8 million of loans and leases that were current, but which due to the possible credit problems of such borrowers that were known by management or other factors, were considered to be in need of closer monitoring. Through an ongoing monitoring process, the value of the collateral securing these loans and leases is analyzed each quarter to determine loss potential. A review of pertinent loan and lease information, including borrower financial statements and collateral appraisals, determined that loans and leases with an aggregate principal amount of approximately $11.0 million had some loss potential. The loss potential was estimated to be approximately $4.8 million. In determining this estimate, collateral values are carefully examined on an ongoing basis. Management considers the present reserve for loan and lease losses of $72.0 million to be appropriate and adequate to cover the estimated losses in the lending portfolio.

Deposits

Average total interest bearing deposits increased 11% during 1997 to $4.3 billion after increasing 6% during 1996 to $3.8 billion. The increase in interest bearing deposits for 1997 was the result of the acquisitions of the Florida banks and the growth in public funds and custom time deposits. The increase in 1996 was attributable to growth in brokered deposits and public funds time deposits. The public funds deposits are secured by depository bonds rather than pledged assets. For 1997 and 1996, average total interest bearing deposits represented 75% and 71%, respectively, of average interest bearing liabilities. Provident Financial does not have a material amount of foreign deposits. Table 17 presents a summary of period end deposit balances:

TABLE 17:  Deposits

                                                       December 31,
                                                    1997   1996   1995
                                                      (In Millions)
Noninterest Bearing                                 $605   $554   $524
Interest Bearing Demand Deposits                     277    273    263
Savings Deposits                                     873    559    625
Certificates of Deposit Less than $100,000         1,652  1,792  1,575
Certificates of Deposit of $100,000 or More        1,289  1,418  1,192
                                                  $4,696 $4,596 $4,179

At December 31, 1997, maturities on certificates of deposits ("CD's") of $100,000 or more were as follows (in millions):

               3 months or less                     $373
               Over 3 through 6 months               178
               Over 6 through 12 months              125
               Over 12 months                        613
                  Total                           $1,289

Included in CD's of $100,000 or more at December 31, 1997, 1996 and 1995 were brokered deposits of $586 million, $765 million and $752 million, respectively.

In 1995, Provident Financial began issuing brokered CD's with embedded call options combined with interest rate swaps with matching call dates as part of its CD program. Provident Financial has the right to redeem the CD's on specific dates prior to their stated maturity while the interest rate swaps are callable at the option of the swap counterparty. The terms and conditions of the call options embedded in the interest rate swaps match those of the CD's, offsetting any option risk exposure to Provident Financial. At December 31, 1997, Provident Financial had $356 million of callable CD's.

Borrowed Funds

Borrowed funds are an important source of funds to support earning assets. For 1997, average short-term debt decreased $103.0 million (14%) and average long-term debt decreased $78.5 million (10%). The decrease in the average balance for federal funds purchased was the primary reason for the decline in average short-term debt in 1997. The repayment of $167.9 million in Federal Home Loan Bank debt was the primary reason for the decrease in average long-term debt in 1997.

In 1996, average short-term debt increased $122.4 million (19%), while average long-term debt increased $308.0 million (67%). The increase in the average balance for federal funds purchased was the primary reason for the increase in average short-term debt in 1996. The issuance of $300 million in bank notes in December 1995 was the primary reason for the increase in average long-term debt in 1996.

In November 1996, Provident Financial established Provident Capital Trust I. Capital Trust issued Capital Securities of $100 million of preferred to the public and $3,093,000 of common to Provident Financial. Proceeds from the issuance of the capital securities were invested in Provident Financial's 8.60% Junior Subordinated Debentures, due 2026. Taken together, Provident Financial's obligations under the Guarantee, the Declaration, the Indenture and the Debentures provide a full and unconditional guarantee of the Capital Securities. The sole assets (excluding interest receivable on the Debentures and prepaid expenses) of Capital Trust are the Debentures.

Capital Resources

Total stockholders' equity at December 31, 1997 and 1996 was $637.3 million and $516.8 million, respectively. The increase in the stockholders' equity during 1997 was primarily the result of net income exceeding dividends paid for the year.

The common dividend payout to net earnings ratio was 25.62%, 26.40% and 22.78% for 1997, 1996 and 1995, respectively. Provident Financial declared two common dividend rate increases during 1997. The first quarter dividend rate was increased from $.14 per share to $.16 per share and the third quarter dividend rate was increased from $.16 per share to $.20 per share. Provident Financial also increased the quarterly common dividend rate during 1996 and 1995 by a total $.02 and $.01, respectively.

The preferred dividend payout to net earnings ratio was .62%, .66% and 3.39% for 1997, 1996 and 1995, respectively. This ratio decreased significantly in 1996 due to the conversion of 301,146 shares of Preferred Stock into 4,234,865 shares of Common Stock during December 1995. As of December 31, 1997, 70,272 shares of Preferred Stock remain outstanding which is convertible into 988,200 shares of Common Stock.

Provident Financial's capital expenditure program in recent years has included expansion and improvement in the branch, ATM, and telebanking networks, and improvements to data processing capabilities of Provident Financial. Capital expenditures for 1998 are estimated to be approximately $19 million and include the purchase or construction of computer equipment and software, office building renovations and branch enhancements. Management believes that currently available funds and funds provided by normal operations will be sufficient to meet these capital expenditure requirements.

LIQUIDITY

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Provident Financial has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash and deposits with other banks. Additional sources of liquidity include the sale of investment securities and the sale of commercial and consumer loans and leases. Provident Financial sold $1.4 billion of residential and home equity loans during 1997. In addition, Provident Financial sold and leased back $342 million in leased vehicles during 1997. Another source for providing liquidity is the generation of new deposits. Provident Financial may borrow both short-term and long-term funds. Provident Financial has an additional $687.5 million available for borrowing under a bank note program. Approximately $39.3 million of long-term debt is due to be repaid during 1998.

Although no significant capital expenditures are expected during 1998, Provident Financial (Parent) still has liquidity needs. The Parent's primary liquidity needs will be the payment of dividends to its preferred and common shareholders, funds for activity within commercial paper and interest payments on long-term debt. The major source of liquidity for the Parent is dividends paid to it by its subsidiaries. The Parent received no dividends in 1997, $25 million in 1996 and $23 million in 1995 from its subsidiaries. The maximum amount available for dividends that may be paid in 1998 to the Parent by its banking subsidiaries without approval is approximately $175.4 million, plus 1998 net earnings. Management believes that amounts available from the banking subsidiaries will be sufficient to meet the Parent's liquidity requirements in 1998. Under the Federal Deposit Insurance Corp. Improvement Act of 1991 ("FDICIA"), an insured depository institution, such as Provident Financial's banking subsidiaries, would be prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the statute). A discussion of restrictions on transfer of funds from subsidiaries to Provident Financial is presented in Note R, included in "Notes to Consolidated Financial Statements".

Additional sources of liquidity to the Parent include loan payments and sales of investment securities. At December 31, 1997, the Parent had $175 million and $40 million in lines of credit with unaffiliated banks to support commercial paper borrowings of $202.0 million and other general obligations, respectively. As of January 13, 1998, these lines had not been used.

OFF-BALANCE SHEET FINANCIAL AGREEMENTS

Provident Financial employs derivatives, such as interest rate swaps, interest rate caps, financial futures and forward contracts primarily to manage the interest rate risk inherent in Provident Financial's core businesses.

Provident Financial uses interest rate swaps as its primary off-balance sheet financial instrument. At December 31, 1997, approximately $1.54 billion in interest rate swaps held by Provident Financial essentially convert a fixed rate of interest into a shorter repricing frequency. Approximately $1.50 billion are pay variable receive fixed swaps used to convert the interest rate sensitivity of long-term fixed rate deposit and debt liabilities to a floating interest rate based on LIBOR.

Interest rate swaps in which Provident Financial pays a fixed rate of interest in exchange for receiving a floating interest rate of LIBOR or prime rate are used to manage the interest rate risk associated with long-term fixed rate commercial real estate loans. Provident Financial had $46 million of pay fixed receive variable rate swaps at December 31, 1997.

Provident Financial manages the credit risk in these transactions through its counterparty credit policy, which limits transacting business only with counterparties classified as investment grade by the rating agencies of Moody's and Standard & Poor's. Generally, Provident Financial requires bilateral collateral agreements as a technique to reduce credit risk. These bilateral collateral agreements have threshold credit limits above which investment securities must be pledged as collateral for the mark-to-market. At December 31, 1997, Provident Financial pledged investment securities with a carrying value of $501,000 as collateral to a counterparty to cover the mark-to-market. As a second credit risk measure, Provident Financial utilizes bilateral netting of interest payments. The frequency and timing of the interest payments are matched between counterparties, thereby reducing the credit exposure.

At December 31, 1997, there were no past due amounts on any interest rate swap. Provident Financial has never experienced a credit loss related to an off-balance sheet financial agreement, and does not reserve for credit losses on these transactions.

Table 18 shows the changes in interest rate swap agreements for the years ending December 31, 1997 and 1996. The notional amount of interest rate swaps decreased during 1997 as a result of a shift in deposits from fixed rate certificates of deposits to variable rate premium index deposits. Also, interest rate swaps were eliminated from the investment securities portfolio due to proposed changes in accounting treatment by the Financial Accounting Standards Board.

TABLE 18:  Interest Rate Swap Agreement Activity

                                                  1997           1996
                                                    (In Millions)
Beginning Notional Amount                        $2,134         $1,802
New Contracts                                       579            729
Matured / Terminated Contracts                   (1,168)          (397)
Ending Notional Amount                           $1,545         $2,134

Provident Financial uses financial futures contracts and forward contracts to manage interest rate risk in a manner similar to interest rate swap agreements. At December 31, 1997, Provident Financial had $18.5 million in forward contracts and no outstanding positions in financial futures contracts. The forward contracts were for the delivery of mortgage back securities at fixed prices from January to March, 1998.

Provident Financial maintains a portfolio of interest rate swaps and caps sold to corporate customers at their request to manage the interest rate risk associated with their borrowings. Provident Financial offsets the interest rate risk of customer swap and cap transactions by purchasing an offsetting position in interest rate swaps and caps of matching terms. Provident Financial executes these transactions as a customer convenience and does not consider itself to be a dealer in these financial instruments. At December 31, 1997, Provident Financial's positions in matched customer interest rate swaps and caps were $128.8 million in notional principal amount.

INTEREST RATE SENSITIVITY

Recognizing that interest rate risk is inherent in its core business activities and understanding that fluctuating interest rates may cause volatility in its net interest income, Provident Financial actively engages in the interest rate risk management process. At December 31, 1997, Provident Financial's interest rate sensitivity position was within established guidelines.

Provident Financial develops forecasts and assumptions as to deposit growth and mix, loan growth and mix, deposit and loan pricing spreads, early repayment of assets and early redemption of liabilities. The resulting impact on net interest income is then evaluated, given potential changes in interest rates.

Provident Financial actively manages and makes modifications to its balance sheet through product structuring, product pricing, and promotional offerings to achieve its targeted interest rate risk management objectives. If management believes additional modifications to Provident Financial's sensitivities are warranted, off-balance sheet financial agreements such as interest rate swaps, interest rate caps and futures contracts are employed. A summary of the interest rate swap positions may be found in Note O of the "Notes to Consolidated Financial Statements".

Provident Financial employs several analytical techniques in the assessment of interest rate risk, including gap analysis, simulation analysis, duration analysis, and market value of portfolio equity analysis. Provident Financial relies most heavily on simulation analysis as it's primary analytical technique.

Provident Financial simulates net interest income over a variety of interest rate scenarios including "shock" analysis of +/- 100 basis points and +/- 200 basis points. These shock scenarios assume an instantaneous and permanent change in the pricing of all interest rate sensitive assets, liabilities and off-balance sheet financial agreements and do not give consideration to any management of the shock by Provident Financial. As a result, these shock scenarios are considered worst case scenarios through which Provident Financial can quantify its maximum exposures. At December 31, 1997, a 100 basis point increase in interest rates would lower net interest income by 4.4% over the following twelve months, while a 100 basis point decrease in interest rates would raise net interest income by 0.1%. Similarly, a 200 basis point increase in interest rates would lower net interest income by 8.4% over the following twelve months, while a 200 basis point decrease in interest rates would raise net interest income by 1.9%.

Provident Financial also simulates net interest income through a market driven forecast using forward yield curves implied by the financial futures markets. Provident Financial develops most of its strategies and tactics using the forward yield curve as the base interest rate scenario.

Table 19 provides a summary of Provident Financial's gap analysis, which measures the difference between interest sensitive assets and liabilities repricing in the same time period. For this analysis, cash flow of assets and liabilities are segregated by their stated or forecasted repricing intervals. The forecasted repricing includes assumptions of early loan repayments based on industry averages. Similarly, assumptions are made to the anticipated repricing and maturity characteristics of liability products with managed interest rates such as NOW and money market accounts. Adjustments are then made for the impact of off-balance sheet derivatives. Provident Financial manages its gap through a targeted 12 month cumulative time horizon. At December 31, 1997, management assessed its gap position as a liability sensitivity of approximately 12% through the 12 month cumulative period. A liability sensitivity implies potential margin compression in a rising rate environment, and potential margin expansion in a falling rate environment.

TABLE 19:  Gap Analysis

                                            Repricing Time Periods
                                     Within  4 - 12  1 - 5  Over 5
                                    3 Months Months  Years   Years  Total
                                             (Dollars in Millions)
Interest Earning Assets:
Loans and Leases                     $2,702    $543  $1,417   $390  $5,052
Investments Securities                  361     165     562    284   1,372
Federal Funds Sold and Reverse
 Repurchase Agreements                    2       -       -      -       2
    Total Interest Earning Assets     3,065     708   1,979    674   6,426

Interest Bearing Liabilities:
Deposits                                653   1,816   1,306    316   4,091
Short-Term Debt                         806       -       -      -     806
Long-Term Debt and Junior                                                -
 Subordinated Debentures                 24      26     377    360     787
  Total Interest Bearing Liabilities  1,483   1,842   1,683    676   5,684

Interest Rate Swaps                  (1,348)    122     608    618       -

Interest Sensitivity Gap               $234 $(1,012)   $904   $616    $742

Cumulative Interest Sensitivity Gap           $(778)   $126   $742

Cumulative Gap as a Percent of
  Earning Assets                               (12%)      2%    12%

YEAR 2000 COMPLIANCE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

The Year 2000 issue is being actively addressed as it could significantly affect Provident Financial's operations. Many of its computer systems do not meet Year 2000 requirements. It is management's estimate that it will cost approximately $10 million to correct all of its application systems. As of December 31, 1997, Provident Financial has expensed $1.5 million for the correction of this problem. Management's plan calls for all of its computer programs to be corrected by the end of the third quarter of 1998, with subsequent testing of the programs during the fourth quarter of 1998 and all of 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See   Item  7  "Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations - Interest Rate Sensitivity".





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    INDEX TO FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors                   36

Financial Statements:

Provident Financial Group, Inc. and Subsidiaries
    Consolidated Balance Sheets                                     37
    Consolidated Statements of Earnings                             38
    Consolidated Statements of Changes in Shareholders' Equity      39
    Consolidated Statements of Cash Flows                           40
    Notes to Consolidated Financial Statements                      41

Supplementary Data:

Quarterly Consolidated Results of Operations (unaudited)            66

           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors
Provident Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Provident Financial Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the management of Provident Financial Group, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident Financial Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                             ERNST & YOUNG LLP




Cincinnati, Ohio
January 13, 1998

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in Thousands)

                                                           December 31,
                                                        1997          1996
                          ASSETS
Cash and Noninterest Bearing Deposits                  $274,521      $208,097
Federal Funds Sold and Reverse Repurchase Agreements      1,720        70,650
Investment Securities Available for Sale
  (amortized cost - $1,371,303 and $1,026,784)        1,371,507     1,032,907
Loans and Leases (Net of Unearned Income):
  Commercial Lending:
    Commercial and Financial                          2,733,556     2,404,890
    Mortgage                                            469,505       475,882
    Construction                                        305,150       283,673
    Lease Financing                                     340,302       239,064
  Consumer Lending:
    Instalment                                          624,340       924,561
    Residential - Held for Sale                         136,183        73,545
    Residential - Portfolio                                   -       318,070
    Lease Financing                                     442,806       591,763
      Total Loans and Leases                          5,051,842     5,311,448
    Reserve for Loan and Lease Losses                   (71,980)      (66,693)
      Net Loans and Leases                            4,979,862     5,244,755
Premises and Equipment                                  183,854       145,641
Other Assets                                            312,195       127,038
                                                     $7,123,659    $6,829,088

           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                $605,166      $554,262
    Interest Bearing                                  4,091,132     4,042,218
      Total Deposits                                  4,696,298     4,596,480
  Short-Term Debt                                       806,125       599,540
  Long-Term Debt                                        688,157       850,934
  Guaranteed Preferred Beneficial Interests in
    Provident Financial Group, Inc.'s Fixed Rate
    Junior Subordinated Debentures                       98,817        98,979
  Accrued Interest and Other Liabilities                197,001       166,350
      Total Liabilities                               6,486,398     6,312,283
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized:
    Series D, 70,272 Issued                               7,000         7,000
  Common Stock, No Par Value, $.30 Stated Value:
    110,000,000 Shares Authorized, 42,325,882
    and 40,655,916 Issued                                12,482        11,973
  Capital Surplus                                       196,617       160,586
  Retained Earnings                                     417,360       326,599
  Reserve for Retirement of Capital Securities            3,667         6,667
  Unrealized Gain on Marketable Securities
    (net of deferred income tax)                            135         3,980
      Total Shareholders' Equity                        637,261       516,805
                                                     $7,123,659    $6,829,088

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
                 (In Thousands, Except Per Share Data)

                                                 Year Ended December 31,
                                                1997       1996       1995
Interest Income:
 Interest and Fees On Loans and Leases        $492,114   $451,805   $411,336
 Interest on Investment Securities:
  Taxable                                       77,895     67,013     49,626
  Exempt from Federal Income Taxes                 331        566        389
                                                78,226     67,579     50,015
 Interest on Federal Funds Sold and Reverse
  Repurchase Agreements                            872        941      1,045
   Total Interest Income                       571,212    520,325    462,396
Interest Expense:
 Interest on Deposits:
  Savings and Demand Deposits                   27,670     20,598     25,516
  Time Deposits                                193,779    172,341    166,881
                                               221,449    192,939    192,397
 Interest on Short-Term Debt                    35,640     40,130     37,113
 Interest on Long-Term Debt                     43,461     46,372     30,237
 Interest on Junior Subordinated Debentures      8,662        816          -
  Total Interest Expense                       309,212    280,257    259,747
   Net Interest Income                         262,000    240,068    202,649
Provision for Loan and Lease Losses            (44,750)   (47,000)   (14,000)
 Net Interest Income After Provision for
  Loan and Lease Losses                        217,250    193,068    188,649
Noninterest Income:
 Service Charges on Deposit Accounts            24,752     21,537     17,114
 Other Service Charges and Fees                 37,058     29,328     20,800
 Operating Lease Income                         26,207     10,033      7,024
 Gain on Sales of Loans and Leases              73,583     30,955      6,584
 Security Gains (Losses)                         9,713         96        (86)
 Other                                          14,045     14,188     10,401
  Total Noninterest Income                     185,358    106,137     61,837
Noninterest Expenses:
 Compensation:
  Salaries                                      82,222     65,448     56,773
  Benefits                                      13,047     10,544      9,180
  Profit Sharing                                 6,185      3,838      3,857
 Depreciation on Operating Lease Equipment      17,667      7,221      4,888
 Occupancy                                      12,744      9,673      8,931
 Professional Services                          14,912     11,463      7,335
 Deposit Insurance                               1,279     10,824      6,168
 Equipment Expense                              15,208     11,348      9,242
 Charges and Fees                               12,652      8,583      7,329
 Marketing                                       7,890      5,103      4,283
 Other                                          42,172     31,117     25,334
  Total Noninterest Expenses                   225,978    175,162    143,320
Earnings Before Income Taxes                   176,630    124,043    107,166
Applicable Income Taxes                         61,328     42,843     35,306
  Net Earnings                                $115,302    $81,200    $71,860

Basic Earnings Per Common Share                  $2.79      $2.04      $1.98
Diluted Earnings Per Common Share                 2.63       1.94       1.75

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (In Thousands, Except Per Share Data)
                                                                         Reserve for           Unrealized
                                                                         Retirement          Gains (Losses)
                                      Preferred Common  Capital Retained of Capital Treasury On Marketable
                                        Stock   Stock   Surplus Earnings Securities   Stock    Securities
Balance at January 1, 1995             $37,000 $10,427 $107,264 $210,355    $10,667    $(134)     $(16,228)

  Net Earnings                                                    71,860
  Cash Dividends Declared on
    Common Stock, $.47 Per Share                                 (16,372)
  Cash Dividends Declared on
    Preferred Stock, $6.56
    Per Share                                                     (2,437)
  Allocation for Retirement of
    Capital Securities                                            (2,333)     2,333
  Retirement of Capital
    Securities                                                     4,000     (4,000)
  Exercise of Stock Options                         15      845
  Change in Unrealized Gains (Losses)
    on Marketable Securities                                                                        18,770
  Purchase of Treasury Stock                                                          (6,109)
  Sale of Treasury Stock                                            (361)              4,761
  Conversion of Preferred Stock
    to Common Stock                    (30,000)  1,261   28,739
  Reissuance of Treasury Stock
    Pursuant to Acquisition                                          306               1,444
  Adjustment to Value of
    Restricted Shares                                       388
  Other                                                      77       (1)

Balance at December 31, 1995             7,000  11,703  137,313  265,017      9,000      (38)        2,542

  Net Earnings                                                    81,200
  Cash Dividends Declared on
    Common Stock, $.54 Per Share                                 (21,434)
  Cash Dividends Declared on
    Preferred Stock, $7.63
    Per Share                                                       (536)
  Allocation for Retirement of
    Capital Securities                                            (1,667)     1,667
  Retirement of Capital
    Securities                                                     4,000     (4,000)
  Exercise of Stock Options                         43    1,776
  Change in Unrealized Gains (Losses)
    on Marketable Securities                                                                         1,438
  Sale of Treasury Stock                                              21                  38
  Shares Issued in Acquisitions                    228   21,522
  Other                                             (1)     (25)      (2)

Balance at December 31, 1996             7,000  11,973  160,586  326,599      6,667        -         3,980

  Net Earnings                                                   115,302
  Cash Dividends Declared on
    Common Stock, $.72 Per Share                                 (29,535)
  Cash Dividends Declared on
    Preferred Stock, $10.13
    Per Share                                                       (712)
  Allocation for Retirement of
    Capital Securities                                            (1,000)     1,000
  Retirement of Capital
    Securities                                                     4,000     (4,000)
  Exercise of Stock Options                        223   15,845
  Acquisitions                                     286   20,105    2,702                               143
  Change in Unrealized Gains (Losses)
    on Marketable Securities                                                                        (3,988)
  Other                                                      81        4

Balance at December 31, 1997            $7,000 $12,482 $196,617 $417,360     $3,667       $-          $135

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                                                          Year Ended December 31,
                                                                        1997       1996       1995
Operating Activities:
  Net Earnings                                                        $115,302    $81,200    $71,860
  Adjustments to Reconcile Net Earnings to
   Net Cash Provided by Operating Activities:
    Provision for Loan and Lease Losses                                 44,750     47,000     14,000
    Amortization of Goodwill                                             1,648      1,187        626
    Amortization of Unearned Income and Other                          (74,428)   (46,121)   (24,670)
    Depreciation of Premises and Equipment                              29,723     16,201     12,023
    Realized Investment Security (Gains) Losses                         (9,713)       (96)        86
    Proceeds From Sale of Loans Held for Sale                        1,159,079    467,894    156,309
    Origination of Loans Held for Sale                                (926,060)  (469,489)  (152,982)
    Realized Gains on Loans Held for Sale                              (56,291)   (26,465)    (2,410)
    Realized Gains on Sale of Other Loans and Leases                   (17,292)    (4,490)    (4,174)
    (Increase) Decrease in Interest Receivable                             607     (2,348)    (5,650)
    (Increase) Decrease in Other Assets                               (177,000)     7,134     (9,637)
    Increase (Decrease) in Interest Payable                               (275)    (1,563)     8,795
    Deferred Income Taxes                                               23,063     18,918     28,769
    Increase in Other Liabilities                                        8,024      6,810     11,088
      Net Cash Provided by Operating Activities                        121,137     95,772    104,033

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                              2,288,053     79,398     34,316
    Proceeds from Maturities and Prepayments                           147,916    625,698    227,117
    Purchases                                                       (2,627,773)  (678,794)  (289,376)
  Investment Securities Held to Maturity:
    Proceeds from Sales                                                      -          -        416
    Proceeds from Maturities and Prepayments                                 -          -     28,611
    Purchases                                                                -          -   (244,755)
  Proceeds from Sale-Leaseback Transactions                            330,000          -          -
  Net Increase in Loans and Leases                                    (150,252)  (389,778)  (671,476)
  Net Increase in Premises and Equipment                               (65,223)   (55,845)   (42,464)
  Acquisitions                                                          13,632        971       (185)
    Net Cash Used in Investing Activities                              (63,647)  (418,350)  (957,796)

Financing Activities:
  Net Increase (Decrease) in Deposits                                  (78,206)   417,770    109,902
  Net Increase (Decrease) in Short-Term Debt                           206,305    (49,519)   115,533
  Principal Payments on Long-Term Debt                                (208,438)  (188,841)   (25,637)
  Proceeds from Issuance of Long-Term Debt and
    Junior Subordinated Debentures                                      34,440    228,440    462,178
  Cash Dividends Paid                                                  (30,247)   (21,970)   (18,809)
  Purchase of Treasury Stock                                                 -          -     (6,109)
  Proceeds from Sale of Common Stock                                    16,068      1,878      5,260
  Net Increase (Decrease) in Other Equity Items                             82        (27)       464
    Net Cash Provided by (Used In) Financing Activities                (59,996)   387,731    642,782
    Increase (Decrease) in Cash and Cash Equivalents                    (2,506)    65,153   (210,981)
Cash and Cash Equivalents at Beginning of Period                       278,747    213,594    424,575
    Cash and Cash Equivalents at End of Period                        $276,241   $278,747   $213,594

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                          $309,488   $281,820   $250,952
    Income Taxes                                                        27,000     18,000     11,000
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to Other Real Estate   13,098      8,906      4,420
    Common Stock Issued in Acquisitions                                 20,391     21,750      1,750
    Reclassification of Investment Securities from Held to Maturity
      to Available for Sale                                                  -          -    247,385
    Securitization of Residential Loans                                      -     64,025          -
    Residual Interest Securities Created from the Sale of Loans         91,969     27,900          -

See  notes  to  consolidated  financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION  AND ACQUISITIONS

Effective June 2, 1997, Provident Financial Group, Inc.'s name was changed from Provident Bancorp, Inc. to better reflect the new products and services being offered.

Provident Financial is a Cincinnati-based bank holding company which owns and operates three banking subsidiaries, The Provident Bank, Provident Bank of Kentucky and Provident Bank of Florida. (The Provident Bank of Kentucky will be merged into The Provident Bank on March 23, 1998.) While Provident Financial banking subsidiaries are located in Ohio, northern Kentucky and southwest Florida, it provides services to customers on a national basis.

In September 1997, Provident Financial acquired Florida Gulfcoast Bancorp, Inc., the parent of Enterprise National Bank for 712,712 shares of Provident Financial Common Stock having an aggregate value of $34.9 million. Enterprise operated three branches in Sarasota County, Florida. The acquisition was accounted for as a pooling of interest. Prior periods' financial information has not been restated due to immateriality.

In February 1997, Provident Financial purchased South Hillsborough Community Bank for 189,259 shares of Provident Financial Common Stock, having an aggregate value of $7.2 million. South Hillsborough had three offices located in Southeast Hillsborough County, approximately 20 miles south of Tampa. The acquisition was accounted for as a purchase with $3.0 million of goodwill being recorded. South Hillsborough was renamed Provident Bank of Florida and merged with Enterprise National Bank in 1997.

In December 1996, Provident Financial acquired Information Leasing Corporation, an equipment leasing company, and Procurement Alternatives Corporation, Information Leasing's affiliated lease servicing company. Provident Financial issued 776,786 shares of its Common Stock at the date of the acquisition plus an additional 84,183 shares of its Common Stock during 1997 for meeting certain financial objectives. An additional 174,746 shares of its Common Stock and $2 million will be paid to the former shareholders if additional financial objectives are met over the next three fiscal years. The acquisition was accounted for as a purchase with $20.6 million of goodwill being recorded.

In   1995,   Provident  Financial  purchased  Mathematical  Investment
Management, Inc., a mutual fund advisor, for 103,622 shares of Provident Financial Common Stock. The mutual fund assets advised by Mathematical Investment were merged into Riverfront Funds, Inc. ("Riverfront"), a proprietary family of mutual funds. The purchase method was used to account for the acquisition with $1.9 million of goodwill being recorded.

Pro-forma results of operations as though South Hillsborough, Information Leasing, Procurement Alternatives and Mathematical Investment had occurred at the beginning of the period are not provided due to the immaterial effects it would have on Provident Financial's financial statements taken as a whole.

B. ACCOUNTING POLICIES The following is a summary of significant accounting policies:

BASIS OF PRESENTATION The consolidated financial statements include the accounts of Provident Financial and its subsidiaries, all of which are wholly owned. Provident Financial's investments in partnerships (included in "Other Assets") are carried at the lower of cost or net realizable value and are adjusted for changes in equity. Certain estimates are required to be made by management in the preparation of the consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to conform to the current year presentation.

STATEMENT OF CASH FLOWS For cash flow purposes, cash equivalents include amounts due from banks and federal funds sold and reverse repurchase agreements. Generally, federal funds sold and reverse repurchase agreements are purchased and sold for one-day periods.

INVESTMENT SECURITIES Investment securities are classified as available for sale or trading. Securities classified as available for sale are intended to be held for indefinite periods of time. Certain interest rate swaps have been entered into that relate to securities classified as available for sale. These securities and interest rate swaps are stated at fair value with unrealized gains and losses (net of taxes) reported as a separate component of shareholders' equity.

Securities purchased with the intention of recognizing short-term profits are classified as trading and are included with "Other Assets". These securities are carried at fair value with unrealized gains and losses classified as "Noninterest Income". The specific identification method is used for determining gains and losses from securities transactions.

LOANS Interest on loans is computed on the outstanding principal balance. The portion of loan fees which exceeds the direct costs to originate the loan is deferred and recognized as interest income over the actual lives of the related loans using the interest method. Any premium or discount applicable to specific loans purchased is amortized over the remaining lives of such loans using the interest method. Loans are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more. However, instalment loans are not placed on nonaccrual status because they are charged off when 120 days to 150 days past due. In addition, loans that are well secured and in the process of collection are not placed on nonaccrual status. When a loan is placed on nonaccrual status, any interest income previously recognized that has not been received is reversed. Future interest income is recorded only when a payment is received. Provident Financial generally recognizes income on impaired loans on a cash basis.

FINANCE LEASING Unearned income on direct financing leases is amortized over the terms of the leases resulting in an approximate level rate of return on the net investment in the leases. Income from leveraged lease transactions is recognized using a method which yields a level rate of return in relation to Provident Financial's net investment in the lease. The investment includes the sum of the aggregate rentals receivable and the estimated residual value of leased equipment less unearned income and third party debt on leveraged leases. Commercial leases are generally placed on nonaccrual status when payments are past due 90 days or more while consumer leases are generally charged off when 120 days to 150 days past due.

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

Provident  Financial accounts for impaired loans  in  accordance  with
Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures". Provident Financial considers a commercial nonperforming loan to be an impaired loan where it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Provident Financial measures the value of an impaired loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if more practical, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

LOAN SALES Provident Financial classifies loans that are intended to be sold within a short period of time as held for sale. Such loans are carried at the lower of aggregate cost or market value. Gains and losses on loan sales are included in "Noninterest Income". For unsecuritized loan sales, gains and losses are determined by the difference between the sale proceeds and the carrying value of loans sold. These gains and losses are adjusted, where appropriate, by the present value of the difference between estimated future net servicing revenues and normal servicing revenues and by any other item as provided for in the sales agreement. The resulting excess servicing fees are deferred and amortized as an adjustment to service fee income over the estimated life of the related loans using the interest method.

Provident Financial began selling nonconforming residential loans in 1996 and home equity loans in 1997. These sales have been primarily through securitized public offerings. Under these types of sales, gains or losses are determined based on the calculated present value of future cash flows of the underlying loans, net of interest payments to security holders, loan loss assumptions and normal servicing revenue. These net cash flows, which are represented by residual interest securities, are included in "Investment Securities Available for Sale".

SFAS No. 122, "Accounting for Mortgage Servicing Rights" was adopted by Provident Financial on January 1, 1996. Under this SFAS, when mortgage loans are originated or purchased by an institution and subsequently sold or securitized with servicing retained, the cost of the loan shall be allocated between the loan (without servicing) and the fair value of the servicing. Prior to this SFAS, no costs of the loan were allocated to the servicing. The adoption of this SFAS had no material impact on Provident Financial's consolidated financial position or results of operations.

Provident Financial adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" effective January 1, 1997. This SFAS provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. These standards are based on a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Also, this SFAS provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on Provident Financial's financial position or results of operations.

PREMISES AND EQUIPMENT Premises and equipment are stated at cost less depreciation and amortization that are computed principally on the straight-line method over the estimated useful lives of the assets.

Provident Financial adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. This SFAS requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever circumstances indicate that the carrying value may not be recoverable. An impairment loss is recorded when the sum of the expected future cash flows is less than the carrying amount of the assets. The adoption of SFAS 121 had no material impact on Provident Financial's consolidated financial position or results of operations.

OTHER REAL ESTATE OWNED Real estate owned is recorded at the lower of cost or fair value and is included in "Other Assets". Provident Financial's policy is to include in the cost of real estate owned the unpaid balance of applicable loans, costs of foreclosure, unpaid taxes and subsequent major repairs. However, in no case is the carrying value of real estate owned greater than net realizable value. Real estate taxes are capitalized on real estate held for development. Other costs are expensed as incurred.

INTANGIBLES The excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination (goodwill) is included in other assets. Goodwill related to bank acquisitions is amortized over varying periods not exceeding 25 years. Goodwill related to nonbank acquisitions is amortized over varying periods not exceeding 40 years.

RESERVE FOR RETIREMENT OF CAPITAL SECURITIES The Capital Notes of Provident Bank included in "Long-Term Debt" are designated as "Capital Securities" under Ohio law. In accordance with the terms of the Notes, Provident Bank has classified a portion of its retained earnings as "Reserve for Retirement of Capital Securities" in amounts designed to replace the Notes with capital at the time those Notes are repaid.

BENEFIT PLANS SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, adoption of a fair value-based accounting method for stock-based employee compensation plans. Provident Financial elected to continue its accounting in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", whereby no compensation expense is recognized for the granting of stock options.

INCOME TAXES Provident Financial files a consolidated federal income tax return that includes all of its subsidiaries. Subsidiaries provide for income taxes on a separate-return basis and remit to Provident Financial amounts determined to be currently payable.

OFF-BALANCE SHEET FINANCIAL AGREEMENTS Provident Financial employs derivatives such as interest rate swaps, interest rate caps, financial futures and forward contracts to manage the interest sensitivity of certain on-balance sheet assets and liabilities. The net interest income or expense on interest rate swaps is accrued and recognized as an adjustment to the interest income or expense of the associated on-balance sheet asset or liability. Realized gains and losses on interest rate swap transactions used to manage interest rate risk that are terminated prior to maturity are deferred and amortized as a yield adjustment over the remaining original life of the agreement. Deferred gains and losses are recorded in "Other Assets" and "Other Liabilities", as applicable. At December 31, 1997, these unamortized amounts were immaterial. Futures and forwards are also used to manage exposure to changes in interest rates. Realized gains and losses on futures and forward contracts used for risk management are deferred. These deferred items are either amortized to interest income or expensed over the life of the assets and liabilities they are associated with, or are recognized as a component of income in the period of disposition of the assets and liabilities.

EARNINGS  PER  COMMON SHARE  SFAS No. 128, "Earnings  Per  Share"  was
issued in 1997. This SFAS replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated as required by the SFAS.

C. INVESTMENT SECURITIES The amortized cost and estimated market values of securities available for sale at December 31 were as follows:

                                                Gross       Gross     Estimated
                                    Amortized Unrealized Unrealized    Market
                                      Cost      Gains      Losses       Value
                                                  (In Thousands)
1997:
  U.S. Treasury and Federal Agency
    Debentures                        $17,251      $175        $(25)    $17,401
  State and Political Subdivisions     10,200       196           -      10,396
  Mortgage-Backed Securities        1,034,104     1,572      (2,065)  1,033,611
  Asset-Backed Securities             252,142       110        (243)    252,009
  Other Securities                     57,606     1,788      (1,304)     58,090
                                   $1,371,303    $3,841     $(3,637) $1,371,507

1996:
  U.S. Treasury and Federal Agency
    Debentures                        $83,307      $498        $(64)    $83,741
  State and Political Subdivisions      5,270         -           -       5,270
  Mortgage-Backed Securities          659,144     5,571      (1,690)    663,025
  Asset-Backed Securities             200,071       413        (324)    200,160
  Other Securities                     78,992     3,149      (1,430)     80,711
                                   $1,026,784    $9,631     $(3,508) $1,032,907

Investment securities with a carrying value of approximately $441.9 million and $476.1 million at December 31, 1997, and 1996, respectively, were pledged as collateral to secure public and trust deposits, repurchase agreements, Federal Home Loan Bank ("FHLB") advances, interest rate swap agreements and for other purposes.

In 1997, 1996 and 1995 gross gains of $12,553,000, $96,000 and $18,000 and gross losses of $2,840,000, $- and $104,000, respectively, were realized on the sale of securities Available for Sale. In 1995, FHLB stock, classified as Held to Maturity, was sold. Provident Financial was no longer required to hold the stock due to the sale of deposits of Heritage Savings Bank. The stock was sold at its cost basis of $416,000 resulting in no gain or loss. No other sales of securities classified as Held to Maturity occurred in 1997, 1996 or 1995. Taxes on security gains (losses) were $3.4 million, $34,000 and ($30,000) in 1997, 1996 and 1995, respectively.

Mortgage-backed and asset-backed securities are shown below based on their estimated average lives at December 31, 1997. All other securities are shown by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized   Estimated
                                                  Cost    Market Value
                                                    (In Thousands)
Due in one year or less                         $279,756      $278,618
Due after 1 through 5 years                      853,154       854,014
Due after 5 through 10 years                     144,453       144,420
Due after 10 years                                93,940        94,455
   Total                                      $1,371,303    $1,371,507

Included in investment securities are residual interest securities representing the present value of net cash flows due to Provident Financial from loan securitizations and sales. Components of the residual interest securities and the underlying assumptions follow:

                                                    Closed-End
                                                   Nonconforming Closed-End   Open-End
                                                    Residential  Home Equity Home Equity
                                                          (Dollars in Thousands)
Estimated Cash Flows of Underlying Loans,
  Net of Payments to Certificate Holders               $186,485     $6,040     $10,947
Less:
  Off-Balance Sheet Allowance for Loan Losses           (41,725)      (595)       (504)
  Servicing and Insurance Expense                       (21,487)    (1,068)     (1,779)
  Discount to Present Value                             (30,687)      (615)     (1,357)
Carrying Value of Residual Interest Securities          $92,586     $3,762      $7,307

Assumptions Used (Weighted Average):
  Prepayment Speed (initial)                              10.00%     15.00%        n/a
  Prepayment Speed (ramps up to)                          26.00      15.00         n/a
  Repayment Rate (overall)                                  n/a        n/a       40.00%
  Provision for Loan Losses (annual basis)                 1.13       0.30        0.15
  Provision for Loan Losses (% of original balance)        3.78       0.79        0.30
  Discount Rate                                           11.34       9.36        9.23

D. LEASING Provident Financial originates leases which are classified as either finance leases or operating leases, based on the terms of the lease arrangement. When a lease is classified as a finance lease, the future lease payments, net of unearned income, and the estimated residual value of the leased property at the end of the lease term is recorded as an asset under "Loans and Leases". The amortization of the unearned income is recorded as interest income. When a lease is classified as an operating lease, the leased property is recorded as an asset and included within "property and premises". The rental income is recorded as noninterest income while the depreciation on the leased property is recorded as noninterest expense.

Commercial lease financing includes the leasing of transportation equipment, manufacturing equipment, data processing and office equipment. The majority of the leases are classified as direct financing leases, with expiration dates over the next 1 to 8 years. Rentals receivable at December 31, 1997 and 1996 include $17.3 million and $12.5 million, respectively, for leveraged leases which is net of principal and interest on the nonrecourse debt. The residual values on the leveraged leases that were entered into are estimated to be approximately $58.2 million and $47.4 million in total at December 31, 1997 and 1996, respectively.

Consumer lease financing is the leasing of automobiles. The leases are classified as direct financing leases, with expiration dates over the next 1 to 6 years. This type of credit was initiated in 1994 and is principally directed toward individuals.

The components of the net investment in lease financing at December 31 were as follows:

                                             1997                    1996
                                    Commercial   Consumer   Commercial   Consumer
                                                    (In Thousands)
Rentals Receivable                    $279,301    $247,785    $211,350    $387,067
Leases in Process                       38,680       7,024       1,104       7,701
Estimated Residual Value of
  Leased Assets                         96,052     255,976      81,011     306,034
                                       414,033     510,785     293,465     700,802
Less:  Unearned Income                 (73,731)    (67,979)    (54,401)   (109,039)
  Net Investment in Lease Financing   $340,302    $442,806    $239,064    $591,763

The following is a schedule by year of future minimum lease payments to be received for the next five years as of December 31, 1997:

                                                 Commercial   Consumer
                                                     (In Thousands)
1998                                               $95,698     $83,873
1999                                                69,246      77,047
2000                                                50,036      54,192
2001                                                31,471      25,414
2002                                                15,937       6,697
Thereafter                                          16,913         562
     Total                                        $279,301    $247,785

Operating leases consist of the leasing of transportation equipment, manufacturing equipment, data processing and office equipment to commercial clients. Terms of the leases range from 1 to 12 years. At the expiration of an operating lease, the leased property is generally sold or another lease agreement is initiated. As of December 31, 1997 and 1996, leased equipment, net of depreciation, totaled $112.4 million and $95.1 million, respectively.

In addition to the leases discussed above, Provident Financial sold $342.3 million of vehicles, subject to finance leases, to institutional investors under sale-leaseback transactions. Under terms of these transactions, Provident Financial continues to collect rental payments from its original lessees. Provident Financial, as lessee, is accounting for the leaseback of these vehicles as operating leases. Differences between the rentals received from the original lessees and the rentals paid to the investors will be recorded as noninterest income.

E. RESERVE FOR LOAN AND LEASE LOSSES The changes in the loan and lease loss reserve for the years ended December 31 were as follows:

                                             1997      1996      1995
                                                  (In Thousands)
Balance at Beginning of Period             $66,693   $60,235   $51,979
Provision for Loan and Lease Losses
  Charged to Earnings                       44,750    47,000    14,000
Acquired Reserves                            1,814     1,373         -
Recoveries Credited to the Reserve          10,096     4,894     8,452
                                           123,353   113,502    74,431
Losses Charged to the Reserve              (51,373)  (46,809)  (14,196)
  Balance at End of Period                 $71,980   $66,693   $60,235

The following table shows Provident Financial's investment in impaired loans as defined under SFAS No. 114 as amended by SFAS No. 118:

                                                     1997        1996
                                                      (In Thousands)
Impaired Loans Requiring a Valuation Allowance of
 $2.4 Million in 1997 and $2.2 Million in 1996      $3,325      $5,159
Impaired Loans Not Requiring a Valuation Allowance   6,273       5,484
   Total Impaired Loans                             $9,598     $10,643

Average Balance of Impaired Loans for the Year     $14,310     $16,428

The valuation allowance recorded on impaired loans is included in the reserve for loan losses.

Loans and leases on nonaccrual status at December 31, 1997, 1996 and 1995 were $46.4 million, $21.1 million and $37.5 million, respectively. Loans renegotiated to provide a reduction or deferral of interest or principal were $377,000, $786,000 and $4,753,000 at December 31, 1997, 1996 and 1995, respectively.

F. PREMISES AND EQUIPMENT The following is a summary of premises and equipment at December 31:

                                                   1997         1996
                                                     (In Thousands)
Land                                               $8,321       $7,381
Buildings                                          22,929       21,266
Leasehold Improvements                             10,604        6,650
Furniture and Fixtures                             98,181       70,887
Operating Lease Equipment                         143,211      112,418
                                                  283,246      218,602
Less Depreciation and Amortization                (99,392)     (72,961)
  Total                                          $183,854     $145,641

The future gross minimum rentals under noncancelable leases for the rental of premises and equipment for 1998 and subsequent years are as follows:

                                                 Premises    Equipment
                                                    (In Thousands)
1998                                               $8,195         $694
1999                                                7,651          495
2000                                                7,148          230
2001                                                6,752           48
2002                                                6,654            -
Thereafter                                         34,192            -
     Total                                        $70,592       $1,467

Rent   expense  for  all  bank  premises  and  equipment  leases   was
$8,519,000,  $6,596,000  and  $5,692,000  in  1997,  1996  and   1995,
respectively.

G.  SHORT-TERM DEBT  Short-term debt was as follows at December 31:

                                                       1997      1996      1995
                                                        (Dollars in Thousands)
Year End Balance:
  Federal Funds Purchased and Repurchase Agreements  $602,588  $458,375  $490,419
  Commercial Paper                                    202,018   139,665   145,321
  U.S. Treasury Demand Notes                            1,519     1,500     1,500
Weighted Average Interest Rate at Year End:
  Federal Funds Purchased and Repurchase Agreements      5.68%     5.96%     5.60%
  Commercial Paper                                       5.33      5.17      5.60
  U.S. Treasury Demand Notes                             5.25      5.15      5.15
Maximum Amount Outstanding at Any Month End:
  Federal Funds Purchased and Repurchase Agreements  $687,374  $713,830  $717,349
  Commercial Paper                                    202,018   143,867   150,503
  U.S. Treasury Demand Notes                            2,746     1,500     1,500

At December 31, 1997, Provident Financial had $175 million and $40 million in lines of credit with unaffiliated banks to support commercial paper borrowings and other general obligations, respectively. As of January 13, 1998, these lines had not been used.

H.   LONG-TERM  DEBT   Long-term debt consisted of  the  following  at
December 31:

                                       Stated  Effective Maturity      December 31,
Description                           Rate (1) Rate (2)    Date      1997       1996
                                                                     (In Thousands)
Provident Financial:
   Miscellaneous Notes Payable (3)    Various  Various   Various     $1,913     $2,458
Subsidiaries:
   $1 Billion Bank Notes Program:
      Fixed Rate Senior Notes          6.13     6.48     2000       299,571    299,426
      Fixed Rate Senior Notes (4)      7.17     5.64     2005        12,500     12,500
   Notes Payable to Federal
    Home Loan Bank:
      LIBOR Based Notes                 n/a      n/a      n/a             -     50,000
      LIBOR Based Notes                 n/a      n/a      n/a             -    117,195
      LIBOR Based Notes                5.75     5.75     1999        11,000          -
      Fixed Rate Notes (5)            Various  Various   Various      2,416      1,356
   Subordinated Notes:
      Fixed Rate Notes                 6.38     6.31     2004        99,607     99,542
      Fixed Rate Notes                 7.13     6.87     2003        74,942     74,931
      Fixed Rate Capital Notes         9.00     9.27     1998         4,000      8,000
   Debt Secured by Equipment Leases:
      Fixed Rate Notes                 5.74     5.22     2004        96,251    104,213
      Fixed Rate Notes                 5.84     5.32     2004        23,116     24,999
      Fixed Rate Notes                 5.63     5.63     2005        32,676          -
      Fixed Rate Notes (6)            Various  Various   Various     30,129     56,214
      Fixed Rate Notes                16.00    16.00     1998            36        100
                                                                    686,244    848,476
         Total                                                     $688,157   $850,934

(1) Stated rate reflects interest rate on notes as of December 31, 1997.
(2) Effective rate reflects interest rate paid as of December 31, 1997 after adjustments for notes issued at discount or premium, capitalized fees associated with the issuance of the debt and interest rate swap agreements entered to alter the note rate.
(3) Interest rates range up to 9.50% and maturity dates range up to 2002.
(4) Provident has an option to call this debt in year 2000. Interest rate swaps of an equal amount have been matched against this debt and have identical call provisions except that the swaps are callable by the swap counterparty, not Provident.
(5) Interest rates vary from 5.00% to 9.50% and maturity dates which vary up to 2005.
(6) Interest rates vary from 6.12% to 17.10% and maturity dates which vary up to 2002.

Under Provident Bank's amended $1 Billion Bank Notes program, notes can be issued with either fixed or floating rates. The notes are not secured nor insured by the FDIC. Subordinated notes qualify as Tier 2 capital while senior notes do not. At December 31, 1997, $687.5 million was available under this program.

Of the $312.5 million issued under the $1 Billion Bank Notes program, Provident Financial issued $12.5 million with a callable debt structure. The notes have a final maturity of 2005, but have a call option exercisable by Provident Financial in 2000. These notes are hedged with an interest rate swap with a call option, exercisable by the swap counterparty, which matches that of the notes, which was executed to reduce Provident Financial's overall funding cost and to modify the interest rate sensitivity of the notes. Under the terms of this transaction, if the swap counterparty exercises the call option on the interest rate swap in 2000, Provident Financial may, at its discretion, exercise its call option to redeem the notes at the same time, or if the market offers a similarly attractive funding cost, Provident Financial may execute another interest rate swap to hedge the notes for the remaining five years to maturity. Because the terms of the call options are matching, any options risk to Provident Financial has been neutralized.

The 6.38% Subordinated Notes, which qualify as Tier 2 capital, were issued through an underwritten offering in 1994 by Provident Bank. They are subordinated to the claims of depositors and other creditors of Provident Bank and are not insured by the FDIC. The 7.13% Subordinated Notes, which also qualify as Tier 2 capital, were issued in 1993 by Provident Bank. The 9% Fixed Rate Capital Notes are designated as "Capital Securities" under Ohio law and, in accordance with the terms of the Notes, Provident Bank classifies a portion of its undivided profits as "Reserve for Retirement of Capital Securities".

Provident Financial borrowed $162.7 million through sale-leaseback transactions with various investors during 1997 and 1996. The borrowings are secured by auto leases within the consumer lease financing portfolio. The debt calls for principal payments throughout the life of the borrowings.

As discussed in Note A, Provident Financial purchased Information Leasing, an equipment leasing company during 1996. Information Leasing financed their leases by borrowing funds from various institutions of which $30.1 million was outstanding at December 31, 1997. Payment requirements on the debt matches the rentals receivable on the equipment lease payments.

As of December 31, 1997, scheduled principal payments on long-term debt for the following five years were as follows:

                                   1998    1999    2000     2001     2002
                                              (In Thousands)
Provident Financial Group, Inc.    $787    $589     $262     $207     $68
Subsidiaries                     38,522  32,033  317,846   18,178  18,773

I. Guaranteed Preferred Beneficial Interests in Provident Financial Group, Inc.'s Fixed Rate Junior Subordinated Debentures In November 1996, Provident Financial established Provident Capital Trust I. Capital Trust issued Capital Securities of $100 million of preferred to the public and $3.1 million of common to Provident Financial. Proceeds from the issuance of the capital securities were invested in Provident Financial's 8.60% Junior Subordinated Debentures. Taken together, Provident Financial's obligations under the Guarantee, the Declaration, the Indenture and the Debentures provide a full and unconditional guarantee of the Capital Securities. The Preferred Capital Securities qualify as Tier 1 capital for bank regulatory purposes. The sole assets (excluding interest receivable on the Debentures and prepaid expenses) of Capital Trust are the Debentures.

Both the Capital Securities and Debentures call for semi-annual dividend/interest payments. Provident Financial has the right to defer payment of interest on the Debentures at any time for a period not exceeding ten consecutive semi-annual periods. If interest payments on the Debentures are deferred, distributions on the Capital Securities will also be deferred. The Capital Securities are mandatorily redeemable upon the maturity of the Debentures on December 1, 2026 or upon earlier redemption as provided by the Indenture. Provident Financial has the right to redeem the Debentures, in whole or in part, on or after December 1, 2006 at a premium, declining ratably to par on December 1, 2016.

J.  INCOME TAXES  The composition of income tax expense follows:

                                          1997        1996        1995
                                                 (In Thousands)
Current:
  State                                   $375         $37         $74
  U.S.                                  37,890      23,888       6,463
                                        38,265      23,925       6,537
Deferred                                23,063      18,918      28,769
    Total                              $61,328     $42,843     $35,306

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income. None of these differences were material.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Provident Financial's deferred tax liabilities and assets as of December 31 are as follows:

                                               1997       1996       1995
                                                     (In Thousands)
Deferred Tax Liabilities:
  Excess Lease and Partnership Income        $115,197    $98,222    $63,204
  Recapture of Excess Reserve for Bad Debts       337      1,175      4,035
  Other - Net                                  13,833     10,947      8,190
    Total Deferred Tax Liabilities            129,367    110,344     75,429
Deferred Tax Assets:
  Provision for Loan and Lease Losses          28,250     20,973     20,456
  Deferred Compensation                         5,255      3,464      2,053
  Alternative Minimum Tax Credit                1,813     10,687          -
  Other - Net                                   7,408      9,569      6,962
    Total Deferred Tax Assets                  42,726     44,693     29,471
      Net Deferred Tax Liabilities            $86,641    $65,651    $45,958

K. BENEFIT PLANS Provident Financial has a Retirement Plan for the benefit of its employees. Included under this plan is an Employee Stock Ownership Plan ("ESOP") and a Personal Investment Election Plan ("PIE Plan"). Provident Financial also maintains a Life and Health Plan for Retired Employees ("LH Plan"), an Employee Stock Purchase Plan ("ESPP"), a Deferred Compensation Plan ("DCP") and stock option plans.

The ESOP covers all employees who are qualified as to age and length of service. It is a trusteed plan with the entire cost borne by Provident Financial. All fund assets are allocated to the participants. Provident Financial's contributions are discretionary by the directors of Provident Financial. Provident Financial incurred expense of $6.1 million, $3.5 million and $3.5 million in 1997, 1996 and 1995, respectively.

The PIE Plan, a tax deferred retirement plan, covers all employees who are qualified as to age and length of service. Employees who wish to participate in the PIE Plan may contribute from 1% to 8% of their pre-tax salaries (to a maximum prescribed by the Internal Revenue Service) to the plan as voluntary contributions. Provident Financial will make a matching contribution equal to 25% of the pre-tax voluntary contributions made by the employees during the plan year. The contribution made by Provident Financial is charged against earnings as the employees' contributions are made. Provident Financial incurred expense of $646,000, $505,000 and $456,000 for this retirement plan for 1997, 1996 and 1995, respectively.

Provident Financial's LH Plan provides medical coverage as well as life insurance benefits to eligible retirees. The LH Plan is contributory until the retiree reaches age 62 after which time Provident Financial pays the entire cost, however, Provident Financial's responsibility for the payment of premiums is limited to a maximum of two times the monthly premium costs as of the effective date of the LH Plan. Monthly premiums exceeding the maximum amount payable by Provident Financial shall be the responsibility of the retiree. Provident Financial may amend or terminate the LH Plan at any time, without the consent of the retirees.

The ESPP provides eligible employees with an opportunity to purchase Provident Financial's Common Stock through payroll deduction in an amount up to 10% of their compensation, at a price equal to eighty-five percent of the fair market price on either the first or the last business day of each calendar month, whichever is lower. Provident Financial incurred expense of $219,000, $168,000 and $132,000 for the ESPP for 1997, 1996 and 1995, respectively.

The DCP permits participants, selected by the Compensation Committee of the Board of Directors, to defer compensation in a manner that aligns their interests with those of Provident Financial shareholders through the investment of deferred compensation in Provident Financial Common Stock. The DCP allows participants to postpone the receipt of 5% to 50% of compensation until retirement. Amounts deferred are invested in a Provident Bank Stock Account or a Self-Directed Account. Provident Financial will credit the Provident Bank Stock Account with an amount dependent upon Provident Financial's pre-tax earnings per share, for each share of Provident Financial Common Stock in the account. The calculated credit is charged against earnings by Provident Financial annually. Under the DCP, Provident Financial expensed approximately $2,624,000, $1,925,000 and $995,000 in 1997,
1996 and 1995, respectively.

Provident Financial has three Employee Stock Option Plans, an Advisory Director's Stock Option Plan and an Outside Directors' Stock Option Plan. The Employee Stock Option Plans made 8.4 million options available for grant. These plans authorize the issuance of options to purchase Common Stock for officers and key employees. The options are to be granted, with exercise prices at the approximate market value, as of the date of grant. Options become exercisable beginning one year from date of grant generally at the rate of 20% per year. The Advisory Directors' Stock Option Plan and Outside Directors' Stock Option Plan authorized the issuance of 371,250 and 168,750 options, respectively. The terms of these options are comparable to the terms of the Employee Stock Option Plans.

The following table summarizes option activity for the three years ended December 31, 1997:

                                 Weighted
                                  Average     Number of       Options
                                 Exercise      Options       Available
                                   Price     Outstanding     for Grant

At January 1, 1995                 $9.14      2,862,051      1,487,513
 Authorized                          -                -              -
 Granted                           15.18        585,000       (585,000)
 Exercised                          8.38       (148,552)             -
 Canceled                          10.39        (41,963)        41,963
At December 31, 1995               10.25      3,256,536        944,476
 Authorized                          -                -        450,000
 Granted                           24.81      1,175,967     (1,175,967)
 Exercised                          9.53       (174,357)             -
 Canceled                          15.84        (36,982)        36,982
At December 31, 1996               14.28      4,221,164        255,491
 Authorized                          -                -      4,000,000
 Granted                           40.49        840,225       (840,225)
 Exercised                          8.93       (780,465)             -
 Canceled                          16.91       (113,135)       113,135
At December 31, 1997               20.50      4,167,789      3,528,401

At  December 31, 1997, 1996 and 1995, there were 2,012,954,  2,138,571 and 1,845,346 options exercisable respectively, having a weighted average option price per share of $11.45, $9.15 and $8.71, respectively. The following table summarizes information about stock options outstanding at December 31, 1997:

                          Options Outstanding            Options Exercisable
                                Weighted
                                Average      Weighted                 Weighted
    Range of                   Remaining     Average                  Average
    Exercise      Number      Contractual    Exercise     Number      Exercise
     Prices     Outstanding  Life in Years    Price     Exercisable    Price
$ 7.85 - $11.61  1,400,047        3.2          $8.53     1,360,896      $8.47
$12.00 - $17.95    825,157        6.9          14.36       438,413      14.14
$21.17 - $31.95    970,855        8.4          23.68       185,145      23.37
$33.63 - $52.19    971,730        9.4          39.79        28,500      35.04

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1995, 1996 and 1997 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Provident Financial's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of its stock options.

The following weighted-average assumptions were used in the option pricing model for 1997, 1996 and 1995 respectively: risk-free interest rates of 6.47%, 6.55% and 6.55%; dividend yields of 3.00%, 3.75% and 5.00%; volatility factors of the expected market price of Provident Financial's Common Stock of .232, .228 and .234 and an expected life of the option of 8, 9 and 9 years. Based on these assumptions, the weighted-average fair value of options granted in 1997, 1996 and 1995 was $11.51, $6.78 and $3.24, respectively.

No compensation cost has been recognized for stock option grants. Had compensation cost been determined for stock option awards based on the fair values at grant dates as discussed above, Provident Financial's net income and earnings per share would not have been materially different from amounts reported.

L. PREFERRED STOCK In 1991, Provident Financial issued 371,418 shares of Non-Voting Convertible Preferred Stock to American Financial Group as partial consideration for the acquisition of Hunter Savings Association. Pursuant to the terms of the Preferred Stock, Provident Financial elected to change the dividend rate from $8.00 per share to a rate equivalent to that paid on its Common Stock. In December 1995, 301,146 shares of the Preferred Stock were converted into 4,234,865 shares of Common Stock. As of December 31, 1997 and 1996, 70,272
shares of Preferred Stock remain outstanding. These shares have a stated value and liquidation value of $100 per share and a conversion ratio of 14.0625 shares of Provident Financial's Common Stock for each share of Convertible Preferred Stock.

M. EARNINGS PER SHARE The following table sets forth the computation of basic and diluted earnings per share:

                                                        Year Ended December 31,
                                                       1997      1996      1995
                                                            (In Thousands)
Numerator:
  Net Income                                        $115,302   $81,200   $71,860
  Preferred Stock Dividends                             (712)     (536)   (2,437)
  Numerator for Basic Earning Per Share --
   Income Available to Common Stockholders           114,590    80,664    69,423
  Effect of Dilutive Securities --
   Convertible Preferred Stock Dividends                 712       536     2,437
  Numerator for Diluted Earnings Per Share --
   Income Available to Common Stockholders After
   Assumed Conversions                              $115,302   $81,200   $71,860

Denominator:
  Denominator for Basic Earnings Per Share --
   Weighted-Average Shares                            41,135    39,596    35,115
  Effect of Dilutive Securities:
    Convertible Preferred Stock                          988       988     5,165
    Stock Options                                      1,651     1,277       804
  Dilutive Potential Common Shares                     2,639     2,265     5,969
    Denominator for Diluted Earnings Per Share --
     Adjusted Weighted-Average Shares and Assumed
     Conversions                                      43,774    41,861    41,084

Basic Earnings Per Share                               $2.79     $2.04     $1.98

Diluted Earnings Per Share                             $2.63     $1.94     $1.75

N. REGULATORY CAPITAL REQUIREMENTS Provident Financial and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Provident Financial's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Provident Financial and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Provident Financial and its banking subsidiaries to maintain minimum ratios of 4.00% for Tier 1 capital to average assets, 4.00% for Tier 1 capital to risk-weighted assets, and 8.00% for total risk-based capital to risk-weighted assets. As of December 31, 1997, Provident Financial and its banking subsidiaries meet all capital requirements to which it is subject.

As of December 31, 1997, Provident Financial and its banking subsidiaries' capital ratios were categorized as well capitalized for regulatory purposes. To be categorized as well capitalized, Provident Financial and its banking subsidiaries must maintain minimum ratios of 5.00% for Tier 1 capital to average assets, 6.00% for Tier 1 capital to risk-weighted assets, and 10.00% for total risk-based capital to risk-weighted assets. There have been no subsequent conditions or events which management believes have changed the institutions' status.

                                                      1997               1996
                                                     Amount    Ratio    Amount    Ratio
                                                           (Dollars in Thousands)
Tier 1 Capital (to Average Assets):
   Provident Financial (Consolidated)               $704,364   10.13%  $585,609    9.02%
   The Provident Bank                                533,766    8.36    417,420    6.65
   The Provident Bank of Kentucky                     28,905   10.85     25,759   10.76
   Provident Bank of Florida                          16,150    8.34        n/a     n/a
Tier 1 Capital (to Risk-Weighted Assets):
   Provident Financial (Consolidated)                704,364    9.81    585,609    9.23
   The Provident Bank                                533,766    7.82    417,420    6.81
   The Provident Bank of Kentucky                     28,905   17.00     25,759   13.11
   Provident Bank of Florida                          16,150    9.81        n/a     n/a
Total Risk-Based Capital (to Risk-Weighted Assets):
   Provident Financial (Consolidated)                951,283   13.25    827,574   13.05
   The Provident Bank                                778,217   11.40    658,811   10.75
   The Provident Bank of Kentucky                     30,536   17.96     27,705   14.10
   Provident Bank of Florida                          17,891   10.87        n/a     n/a

O. OFF-BALANCE SHEET FINANCIAL AGREEMENTS Provident Financial uses financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. These financial instruments include derivatives such as interest rate swaps, forward contracts and caps along with commitments to extend credit and standby letters of credit. These instruments may involve credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

Interest rate swap agreements involve the exchange of interest payment obligations without the exchange of the underlying principal amounts. Such interest rate swap transactions, which are a part of Provident Financial's asset/liability management program, are structured to modify interest rate risk of specified assets and/or liabilities
resulting   from  interest  rate  fluctuations.  Interest  rate   swap
agreements have a credit risk component based on the ability of a counterparty to meet the obligations to Provident Financial under the terms of the interest rate swap agreement. Notional principal amounts express the volume of the transactions, but Provident Financial's potential exposure to credit risk is limited only to the flow of interest payments. Provident Financial manages its credit risk in these transactions through counterparty credit policies. At December 31, 1997, Provident Financial had bilateral collateral agreements in place with its counterparties, against which Provident Financial has pledged investment securities with a carrying value of $501,000 as collateral.

Summary  information with respect to the interest rate swap  portfolio
used   to  manage  Provident  Financial's  interest  rate  sensitivity follows:

                                                    December 31, 1997                      December 31,
                                                                      Weighted Average          1996
                              Notional   Unrealized   Unrealized   Receive   Pay    Life      Notional
                               Amount   Gross Gains  Gross Losses   Rate    Rate   (Years)     Amount
                                                         (Dollars in Millions)
Pay Variable Receive Fixed      $1,499         $7.6         $(5.7)   6.36%   5.95%   4.86       $2,102
Pay Fixed Receive Variable          46           .3           (.5)   8.86    7.82    4.97           32
                                $1,545         $7.9         $(6.2)                              $2,134

The expected notional maturities of Provident Financial's interest rate swap portfolio at December 31, 1997 are as follows:

                                          After 1    After 3
                                1 Year   Through 3  Through 5  After 5
                               or Less     Years      Years      Years
                                            (In Millions)
Pay Variable Receive Fixed       $226       $600        $45       $628
Pay Fixed Receive Variable          -          8         28         10

Since many of the commitments to extend credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Provident Financial evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by Provident Financial upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral is obtained based on management's credit assessment of the customer.

Provident Financial's commitments to extend credit which are not reflected in the balance sheet at December 31 are as follows:

                                                       1997      1996
                                                       (In Millions)
Commitments to Extend Credit                          $2,036    $1,699
Standby Letters of Credit                                123       116

P. TRANSACTIONS WITH AFFILIATES At December 31, 1997, Carl H. Lindner, members of his immediate family and trusts for their benefit, owned 44% of American Financial Group's Common Stock. This group, along with Carl H. Lindner's siblings and their families and entities controlled by them, or established for their benefit, owned 55% of Provident Financial's Common Stock. Provident Financial leases its home office space and other office space from a trust, for the benefit of a subsidiary of American Financial Group. During 1995, the lease agreements were rewritten and extended to the year 2010, with Provident Financial receiving $1.2 million which represented the net present  value  of  the difference between payments  of  the  old  and current lease agreements. Provident Financial was amortizing the amount received against rent expense until September 1997, which was the expiration of the old lease agreements. Provident Financial also leased one of its branch locations and ninety-eight ATM locations from principal shareholders and their affiliates. Rentals charged by American Financial Group and affiliates for the years ended December 31, 1997, 1996 and 1995 amounted to $2.0 million, $2.1 million $1.4 million, respectively. Rentals of $217,000, $201,000 and $306,000 were charged by principal shareholders and their affiliates during 1997, 1996 and 1995, respectively, for branch and ATM locations.

Provident Bank offers shares of The Riverfront Funds, Inc., a proprietary family of mutual funds, to customers. Riverfront is a registered investment company with seven portfolios, each having a different investment objective. Provident Bank manages the portfolios and performs other related services, such as shareholder services and acting as fund accountant and custodian. Riverfront is offered to customers of Provident Bank, including personal trust, employee benefit, agency and custodial clients, as well as individual investors. At December 31, 1997, Riverfront had total assets of $380.5 million. Approximately $23.8 million of the amount was held by Provident Financial and $181.6 million was held by Provident Bank's trust department. During 1997, 1996 and 1995, Provident Financial recorded approximately $1,387,000, $1,150,000 and $950,000 of income net of related expenses, respectively, from management fees of Riverfront.

Provident   Financial  has  had  certain  transactions  with   various
executive officers, directors and principal holders of equity securities of Provident Financial and its subsidiaries and entities in which these individuals are principal owners. Various loans and leases have been made as well as the sale of commercial paper and repurchase agreements to these persons. Such loans to these persons aggregated approximately $32.3 million and $38.9 million at December 31, 1997, and 1996, respectively. None of these loans were held by the parent company. During 1997, new loans aggregating $10.1 million were made to such parties and loans aggregating $16.7 million were repaid. All of the loans were made at market interest rates and, in the opinion of management, all amounts are fully collectible. At December 31, 1997, and 1996, Provident Financial's commercial paper amounting to $13.7 million and $4.0 million, respectively, was held by these persons. Additionally, repurchase agreements in the amount of $10.8 million and $16.8 million had been sold to these persons at December 31, 1997, and 1996, respectively. All of these transactions were at market interest rates.

Q. FAIR VALUE OF FINANCIAL INSTRUMENTS Carrying values and estimated fair values for certain financial instruments as of December 31 are shown in the following table. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Because no secondary market exists for many of Provident Financial's assets and liabilities, the derived fair values are calculated estimates, and the fair values provided herein do not necessarily represent the actual values which may be realized in the disposition of these instruments. The aggregate fair value amounts presented do not represent the underlying value of Provident Financial. What is presented below is a point-in-time valuation which is affected, in part, by unrealized gains and losses resulting from management's implementation of its program to manage overall interest rate risk. It is not management's intention to immediately dispose of a significant portion of its financial instruments. As a result, the following fair value information should not be interpreted as a forecast of future earnings and cash flows.

                                                1997                1996
                                         Carrying    Fair    Carrying    Fair
                                          Value     Value     Value     Value
                                                     (In Thousands)
Financial Assets:
  Cash and Cash Equivalents              $276,241  $276,241  $278,747  $278,747
  Trading Account Assets (Included in
    Other Assets)                             538       538       633       633
  Investment Securities                 1,371,507 1,371,507 1,032,907 1,032,907
  Loans (Excluding Lease Financing)     4,268,734 4,313,519 4,480,621 4,502,759
  Less: Reserve for Loan Losses           (60,539)        -   (55,349)        -
    Net Loans                           4,208,195 4,313,519 4,425,272 4,502,759

Financial Liabilities:
  Deposits                              4,696,298 4,731,184 4,596,480 4,607,983
  Short-Term Debt                         806,125   806,125   599,540   599,540
  Long-Term Debt (Excluding Lease
    Financing Debt) and Junior
    Subordinated Debentures               604,769   607,143   764,387   759,694

Off-Balance Sheet Financial Instruments:
  Interest Rate Swaps:
    Asset Based:
      Loans                                     -      (260)        -       231
    Liability Based:
      Deposits                                  -     3,421         -    (3,308)
      Long-Term Debt                            -    (1,405)        -   (11,531)

The following methods and assumptions were used by Provident Financial in estimating its fair value disclosures for financial instruments:

   Cash  and cash equivalents:  The carrying amounts reported  in
   the   balance   sheet  for  cash  and  short-term  instruments
   approximate those assets' fair values.

   Investment securities and trading account assets: Fair values for investment securities and trading account assets are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Residual interest securities are valued using discounted cash flow techniques. Significant assumptions used in the valuation are shown in Note C.

   Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain residential mortgage loans and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

   Off-balance  sheet  financial  instruments:   Fair  value  for
   interest rate swaps is based upon current market quotes.

   Deposit liabilities: The fair values disclosed for demand deposits are equal to their carrying amounts. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

   Short-term  debt:   The  carrying  amounts  of  federal  funds
   purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

    Long-term debt and junior subordinated debentures: The fair values of long-term borrowings that are traded in the markets are equal to their quoted market prices. The fair values of other long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on Provident Financial's current incremental borrowing rates for similar types of borrowing arrangements.

R.  ADDITIONAL INFORMATION

LEGAL CONTINGENCIES Provident Financial is subject to litigation in the ordinary course of business. Management does not expect such litigation will have a material adverse effect on Provident Financial's financial position.

RESTRICTIONS ON CASH AND NONINTEREST BEARING DEPOSITS Federal Reserve Board regulations require that Provident Bank, The Provident Bank of Kentucky and Provident Bank of Florida maintain certain minimum reserve balances. The average amount of those reserve balances for the year ended December 31, 1997, was approximately $44.8 million.

INVESTMENT IN PARTNERSHIPS Provident Financial's share of partnerships was carried at approximately $22.0 million and $15.4 million at December 31, 1997, and 1996, respectively, which includes equity in net earnings of $2,935,000, $536,000 and $601,000 in the years 1997, 1996 and 1995, respectively.

OTHER REAL ESTATE OWNED At December 31, 1997, and 1996, the carrying value of other real estate and equipment owned was $12.4 million and $6.6 million, respectively.

PROVIDENT AUTO LEASING COMPANY In January 1997, Provident Financial formed Provident Auto Leasing Company, a Delaware business trust, as a subsidiary of Provident Commercial Group, Inc. Auto Leasing was created to avoid the administrative difficulty and expense associated with retitling leased vehicles in connection with the financing or transfer of beneficial ownership of automobile and light duty trucks subject to leases. Auto Leasing is a separate legal entity from Commercial Group and each maintains separate books and records with respect to its assets and liabilities. As of December 31, 1997 Auto Leasing had total assets of $55.8 million. These assets are not available to creditors of Commercial Group to secure any indebtedness of Commercial Group, or otherwise to satisfy the claims of such creditors against Commercial Group.

RESTRICTIONS ON TRANSFER OF FUNDS FROM SUBSIDIARIES TO PARENT The transfer of funds by the banking subsidiaries to the parent as dividends, loans or advances is subject to various laws and regulations that limit the amount of such transfers that can be made without regulatory approval. The maximum amount available for dividend distribution that may be paid in 1998 by Provident Bank, Provident Kentucky and Provident Florida to its parent without approval is approximately $175.4 million, plus 1998 net earnings. Pursuant to Federal Reserve and State regulations, the maximum amount available to be loaned to affiliates (as defined), including their Parent, by the banking subsidiaries, was approximately $82.7 million to any single affiliate, and $165.3 million to all affiliates combined of which $24.5 million was loaned at December 31, 1997.

PARENT COMPANY FINANCIAL INFORMATION Parent Company only condensed financial information for Provident Financial, Inc. is as follows:

                        BALANCE SHEETS (PARENT ONLY)
                               (In Thousands)

                                                                  December 31,
                                                                1997        1996
                           ASSETS
Cash and Cash Equivalents                                     $115,785    $239,469
Investment Securities Available for Sale                       169,839      14,676
Loans (net of reserve for loan losses of $1,295 and $1,295)      6,911      10,772
Investment in Subsidiaries:
  Banking                                                      610,091     471,879
  Non-Banking                                                    5,175       5,017
Premises and Equipment                                           1,504       1,567
Accounts Receivable from Banking Subsidiaries                   13,776           -
Other Assets                                                    30,007      22,297
                                                              $953,088    $765,677

            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts Payable to Banking Subsidiaries                          $-        $984
  Accounts Payable and Accrued Expenses                          9,986       3,693
  Commercial Paper                                             202,018     139,665
  Long-Term Debt                                                 1,913       2,458
  Junior Subordinated Debentures                               101,910     102,072
      Total Liabilities                                        315,827     248,872
Shareholders' Equity                                           637,261     516,805
                                                              $953,088    $765,677

                     STATEMENTS OF EARNINGS (PARENT ONLY)
                                (In Thousands)
                                                           Year Ended December 31,
                                                        1997        1996        1995
Income:
  Dividends from Banking Subsidiaries                 $      -     $25,000     $23,000
  Interest Income from Banking Subsidiaries              5,605       6,538       6,358
  Other Interest Income                                  7,364       1,625       2,373
  Noninterest Income                                     4,157         763         811
                                                        17,126      33,926      32,542
Expenses:
  Interest Expense                                      18,219       8,833       8,686
  Noninterest Expense                                    4,542       3,124       3,622
                                                        22,761      11,957      12,308
Earnings Before Taxes and Equity in Undistributed
  Net Earnings of Subsidiaries                          (5,635)     21,969      20,234
Applicable Income Tax Credits                            2,494       1,675       1,774
Earnings Before Equity in Undistributed Net Earnings
  of Subsidiaries                                       (3,141)     23,644      22,008
Equity in Undistributed Net Earnings of Subsidiaries   118,443      57,556      49,852
Net Earnings                                          $115,302     $81,200     $71,860

                  STATEMENTS OF CASH FLOWS (PARENT ONLY)
                              (In Thousands)
                                                      Year Ended December 31,
                                                    1997        1996       1995
Operating Activities:
  Net Earnings                                     $115,302    $81,200    $71,860
  Adjustment to Reconcile Net Earnings to
   Net Cash Provided by Operating Activities:
    Net Earnings from Subsidiaries                 (118,443)   (82,556)   (72,852)
    Cash Dividends Received From Subsidiaries             -     25,000     23,000
    Amortization of Goodwill and Other                  396         39         54
    Depreciation of Premises and Equipment               54        446        304
    Realized Investment Security Gains               (1,068)         -          -
    Proceeds From Sale of Loans Held for Sale        41,123     32,581          -
    Origination of Loans Held for Sale              (41,943)   (32,491)         -
    Realized Gains on Loans Held for Sale               (58)       (90)         -
    (Increase) Decrease in Interest Receivable         (396)        64        (27)
    (Increase) Decrease in Other Assets             (23,327)    (8,713)     1,837
    Increase (Decrease) in Interest Payable              (1)       675         80
    Deferred Income Taxes                             2,457     (2,811)    (1,092)
    Increase (Decrease) in Other Liabilities          5,310     (4,229)    10,343
      Net Cash Provided by (Used In) Operating
        Activities                                  (20,594)     9,115     33,507

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                              11,571          -          -
    Proceeds from Maturities and Prepayments         20,329      1,700          -
    Purchases                                      (187,386)    (1,892)       (31)
  Investment Securities Held to Maturity:
    Proceeds from Maturities and Prepayments              -          -      1,700
    Purchases                                             -          -     (1,652)
  Net Decrease in Loans                               4,739      8,870     10,990
  Net Decrease in Premises and Equipment                  9         29         15
  Acquisitions                                            -          -       (185)
      Net Cash Provided by (Used In) Investing
        Activities                                 (150,738)     8,707     10,837

Financing Activities:
  Net Increase (Decrease) in Short-Term Debt         62,353     (5,656)     4,505
  Principal Payments on Long-Term Debt                 (545)      (836)    (5,598)
  Proceeds from Issuance of Long-Term Debt and
    Junior Subordinated Debentures                        -    102,320        404
  Cash Dividends Paid                               (30,247)   (21,970)   (18,809)
  Purchase of Treasury Stock                              -          -     (6,109)
  Proceeds from Sale of Common Stock                 16,068      1,878      5,260
  Contribution to Subsidiaries                            -     (3,093)         -
  Net Increase (Decrease) in Other Equity Items          19        (27)       464
    Net Cash Provided by (Used in) Financing
     Activities                                      47,648     72,616    (19,883)
    Increase (Decrease) in Cash and
      Cash Equivalents                             (123,684)    90,438     24,461
Cash and Cash Equivalents at Beginning of Year      239,469    149,031    124,570
    Cash and Cash Equivalents at End of Year       $115,785   $239,469   $149,031

                          SUPPLEMENTARY DATA

Quarterly Consolidated Results of Operations - (Unaudited)

The following are quarterly consolidated results of operations for the two years ended December 31, 1997.

                                                              1997                                        1996
                                             Fourth     Third      Second     First      Fourth     Third      Second     First
                                            Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                                                   (In Thousands Except Per Share Data)
Total Interest Income                       $145,178   $146,512   $142,236   $137,286   $135,648   $131,267   $127,612   $125,798
Total Interest Expense                        77,739     81,031     76,689     73,753     72,068     70,892     68,963     68,334
  Net Interest Income                         67,439     65,481     65,547     63,533     63,580     60,375     58,649     57,464
Provision for Loan and Lease Losses           (9,250)    (9,500)   (15,000)   (11,000)    (9,250)   (14,000)   (13,750)   (10,000)
  Net Interest Income After Provision
   for Loan and Lease Losses                  58,189     55,981     50,547     52,533     54,330     46,375     44,899     47,464

Service Charges on Deposit Accounts            6,514      6,331      6,329      5,578      5,826      5,529      5,317      4,865
Other Service Charges and Fees                11,171      6,281     10,373      9,233      5,957      6,771      7,373      9,227
Operating Lease Income                         7,592      6,616      6,405      5,594      3,089      2,490      2,022      2,432
Gain on Sale of Loans and Leases              14,240     25,635     18,800     14,908     12,645     16,187      1,149        974
Security Gains                                 5,264      1,196      1,030      2,223          -          -         96          -
Other                                          5,022      2,158      3,857      3,008        799      2,334      8,082      2,973
  Total Noninterest Income                    49,803     48,217     46,794     40,544     28,316     33,311     24,039     20,471

Compensation                                  27,660     25,696     24,371     23,727     21,736     20,370     18,298     19,426
Depreciation on Operating Lease
 Equipment                                     4,905      4,601      4,409      3,752      2,307      1,787      1,464      1,663
Occupancy                                      3,882      3,516      2,700      2,646      2,522      2,324      2,454      2,373
Professional Services                          4,523      3,660      3,681      3,048      3,435      4,019      2,183      1,826
Deposit Insurance                                290        340        342        307        161      8,889        887        887
Equipment Expense                              4,334      3,989      3,618      3,267      3,186      2,998      2,805      2,359
Charges and Fees                               2,194      4,023      3,002      3,433      2,867      2,199      2,044      1,473
Marketing                                      2,313      1,694      1,841      2,042        877      2,367        623      1,236
Other                                         12,196     11,279      9,897      8,800      8,755      8,358      7,312      6,692
  Total Noninterest Expense                   62,297     58,798     53,861     51,022     45,846     53,311     38,070     37,935

  Earnings Before Income Taxes                45,695     45,400     43,480     42,055     36,800     26,375     30,868     30,000
Applicable Income Taxes                       15,402     15,898     15,280     14,748     12,800      9,100     10,618     10,325
    Net Earnings                             $30,293    $29,502    $28,200    $27,307    $24,000    $17,275    $20,250    $19,675

Net Earnings Per Common Share:
  Basic                                         $.72       $.71       $.69       $.67       $.60       $.43       $.51       $.49
  Diluted                                        .68        .67        .65        .63        .57        .41        .49        .47
  Cash Dividends                                 .20        .20        .16        .16        .14        .14        .14        .12

Fully Tax Equivalent Margin:
  Net Interest Income                        $67,439    $65,481    $65,547    $63,533    $63,580    $60,375    $58,649    $57,464
  Tax Equivalent Adjustment                      107         89         86         78        128        141        142        115
    Tax Equivalent Net Interest Income       $67,546    $65,570    $65,633    $63,611    $63,708    $60,516    $58,791    $57,579

Quarterly basic earnings per share numbers do not add to the year-to-date amount for 1996 due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                               PART III

The following items are incorporated by reference to Provident Financial's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of Provident Financial's fiscal year ending December 31, 1997:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a) 1. See Index to Financial Statements on page 35 for a list of all financial statements filed as a part of this report.

     2. Schedules to the consolidated financial statements required by Article 9 of Regulation S-X have been omitted as they are not required, not applicable or the information required thereby is set forth in the related financial statements.

     3.  Exhibits:

     Number Exhibit Description          Filing Status

      3.1   Articles of Incorporation    Incorporated by reference to
                                         Form 10-Q for quarter ending
                                         June 30, 1997.

      3.2   Code of Regulations          Incorporated by reference to
                                         Proxy Statement for the 1994
                                         Annual Meeting of
                                         Shareholders.

     Number Exhibit Description          Filing Status

     4.1    Instruments defining the     Provident Financial has no
            rights of security holders   outstanding issue of
                                         indebtedness exceeding 10%
                                         of the assets of Provident
                                         Financial and Consolidated
                                         Subsidiaries. A copy of the
                                         instruments defining the
                                         rights of security holders
                                         will be furnished to the
                                         Commission upon request.

      4.2   Plan of Reorganization       Incorporated by reference to
            relating to Series D,        Form 10-K for 1995.
            Non-Voting Convertible
            Preferred Stock


     10.1   Junior Subordinated          Incorporated by reference to
            Indenture, dated as of       Exhibit 4.1 on Form 8-K dated
            November 27, 1996, between   November 27, 1996.
            Provident Financial and the
            Bank of New York, as
            Indenture Trustee

     10.2   Amended and Restated         Incorporated by reference to
            Declaration of Trust of      Exhibit 4.3 on Form 8-K dated
            Provident Capital Trust I,   November 27, 1996.
            dated as of November 27,
            1996

     10.3   Form of Guarantee Agreement  Incorporated by reference to
            to be entered into by        registration statement number
            Provident Financial and The  333-20769.
            Bank of New York, as
            Guarantee Trustee

                        Management Compensatory Agreements

     10.4   Provident Financial 1990     Incorporated by reference to
            Employee Stock Purchase      Post-Effective Amendment No.
            Plan                         1 to Form S-8 (File No.
                                         33-34904).

     10.5   Provident Financial          Incorporated by reference to
            Retirement Plan (As          Form S-8 (File No. 33-90792).
            amended)

     10.6   Provident Financial 1988     Incorporated by reference to
            Stock Option Plan (As        Form S-8 (File No. 33-34906),
            amended)                     Form S-8 (File No. 33-43102)
                                         and Form S-8 (File No.
                                         33-84094).

Number      Exhibit Description          Filing Status

     10.7   Provident Financial 1992     Incorporated by reference to
            Advisory Directors' Stock    Form 8-K filed October 22,
            Option Plan (As amended)     1992, and Form S-8 (File No.
                                         33-62707).

     10.8   Provident Financial 1992     Incorporated by reference to
            Outside Directors' Stock     Form S-8 (File No. 33-51230).
            Option Plan

     10.9   Provident Financial          Incorporated by reference to
            Restricted Stock Plan        Form S-2 (File No. 33-44641).

     10.10  Provident Financial          Incorporated by reference to
            Deferred Compensation Plan   Form S-8 (File No. 33-61576)
                                         and Form 8-K filed March 28,
                                         1995.

     21     Subsidiaries of Provident    Filed herewith.
            Financial Group, Inc.

     23     Consent of Independent       Filed herewith.
            Auditors

     27.1   Financial Data Schedule      Filed herewith.

     27.2   Restated Financial Data      Filed herewith.
            Schedule for 1995 and 1996



(b)  Reports on Form 8-K:


     Date of Report      Item 5.  Other Events

     November 14, 1997   Pursuant to SEC Accounting Series Release No.
                         135 "Pooling-of-Interests Accounting",
                         Provident Financial disclosed net earnings of $7.7 million, or 17 cents per fully diluted share, for October 1997, and $92.7 million, or $2.12 per fully diluted share, for the ten months ended, October 31, 1997.

                              SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident Financial Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Provident Financial Group, Inc.


                                             /s/Allen L. Davis
                                                Allen L. Davis
                                                   President
                                                March 19, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Provident Financial Group, Inc. and in the capacities and on the dates indicated.

       Signature                Capacity                   Date


/s/Allen L. Davis       Director and President         March 19, 1998
   Allen L. Davis      (Principal Executive Officer)


/s/Jack M. Cook         Director                       March 19, 1998
   Jack M. Cook


/s/Thomas D. Grote, Jr. Director                       March 19, 1998
   Thomas D. Grote, Jr.


/s/Philip R. Myers      Director                       March 19, 1998
   Philip R. Myers


/s/Joseph A. Pedoto     Director                       March 19, 1998
   Joseph A. Pedoto


/s/Joseph A. Steger     Director                       March 19, 1998
   Joseph A. Steger


/s/John R. Farrenkopf   Vice President and             March 19, 1998
   John R. Farrenkopf  Chief Financial and Accounting
                       Officer (Principal Financial
                       Officer and Principal
                       Accounting Officer)