Form 10-Q
period 1998-03-31
PROVIDENT FINANCIAL GROUP INC
filed 1998-05-14
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                       Commission File
March 31, 1998                                            No. 1-8019


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

                      Yes    X         No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, without par value, outstanding at April 30, 1998 is 43,171,920.


                 Please address all correspondence to:

                          John R. Farrenkopf
              Vice President and Chief Financial Officer
                    Provident Financial Group, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

                PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)
                                                                 March 31,   December 31,
                                                                   1998          1997
                                                                (Unaudited)
                            ASSETS
Cash and Noninterest Bearing Deposits                             $215,073      $274,521
Federal Funds Sold and Reverse Repurchase Agreements                     -         1,720
Investment Securities Available for Sale
  (amortized cost - $1,617,351 and $1,371,303)                   1,611,115     1,371,507
Loans and Leases (Net of Unearned Income):
  Commercial Lending:
    Commercial and Financial                                     2,991,514     2,733,556
    Mortgage                                                       430,139       469,505
    Construction                                                   326,469       305,150
    Lease Financing                                                343,221       340,302
  Consumer Lending:
    Instalment                                                     599,815       624,340
    Residential - Held for Sale                                    114,063       136,183
    Lease Financing                                                459,938       442,806
      Total Loans and Leases                                     5,265,159     5,051,842
  Reserve for Loan and Lease Losses                                (72,837)      (71,980)
      Net Loans and Leases                                       5,192,322     4,979,862
Premises and Equipment                                             188,855       183,854
Other Assets                                                       492,630       312,195
                                                                $7,699,995    $7,123,659

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                           $595,321      $605,166
    Interest Bearing                                             4,357,983     4,091,132
      Total Deposits                                             4,953,304     4,696,298
  Short-Term Debt                                                1,097,772       806,125
  Long-Term Debt                                                   677,498       688,157
  Guaranteed Preferred Beneficial Interests in
    Company's Junior Subordinated Debentures                        98,832        98,817
  Accrued Interest and Other Liabilities                           200,228       197,001
      Total Liabilities                                          7,027,634     6,486,398
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized,
    Series D, 70,272 Issued                                          7,000         7,000
  Common Stock, No Par Value, 110,000,000 Shares
    Authorized, 43,084,407 and 42,325,882 Issued                    12,702        12,482
  Capital Surplus                                                  213,982       196,617
  Retained Earnings                                                438,897       417,360
  Reserve for Retirement of Capital Securities                       3,833         3,667
  Accumulative Other Comprehensive Income                           (4,053)          135
      Total Shareholders' Equity                                   672,361       637,261
                                                                $7,699,995    $7,123,659

         PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)
             (In Thousands, Except Per Share Amounts)
                                                                    Three Months Ended
                                                                        March 31,
                                                                     1998        1997
Interest Income:
  Interest and Fees on Loans and Leases                            $123,142    $119,701
  Interest on Investment Securities:
    Taxable                                                          22,649      17,314
    Exempt From Federal Income Taxes                                    108          55
                                                                     22,757      17,369
  Interest on Federal Funds Sold and
    Reverse Repurchase Agreements                                       389         216
      Total Interest Income                                         146,288     137,286
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                                      10,798       4,789
    Time Deposits                                                    43,888      47,044
      Total Interest on Deposits                                     54,686      51,833
  Interest on Short-Term Debt                                        12,520       7,651
  Interest on Long-Term Debt                                         10,772      12,103
  Interest on Junior Subordinated Debentures                          2,166       2,166
    Total Interest Expense                                           80,144      73,753
      Net Interest Income                                            66,144      63,533
Provision for Loan and Lease Losses                                   5,000      11,000
  Net Interest Income After Provision
    for Loan and Lease Losses                                        61,144      52,533
Noninterest Income:
  Service Charges on Deposit Accounts                                 6,412       5,578
  Other Service Charges and Fees                                     14,958       9,233
  Operating Lease Income                                              9,054       5,594
  Gain on Sales of Loans and Leases                                  13,526      14,908
  Security Gains                                                      3,692       2,223
  Other                                                               2,195       3,008
    Total Noninterest Income                                         49,837      40,544
Noninterest Expense:
  Compensation:
    Salaries                                                         23,401      18,729
    Benefits                                                          4,648       3,439
    Profit Sharing                                                    1,288       1,559
  Depreciation on Operating Lease Equipment                           5,282       3,752
  Occupancy                                                           3,807       2,646
  Equipment Expense                                                   4,231       3,267
  Professional Fees                                                   3,973       3,048
  Charges and Fees                                                    2,394       3,433
  Marketing                                                           2,307       2,042
  Other                                                              13,300       9,107
    Total Noninterest Expense                                        64,631      51,022

Earnings Before Income Taxes                                         46,350      42,055
Applicable Income Taxes                                              15,950      14,748
  Net Earnings                                                      $30,400     $27,307

Net Earnings Per Common Share:
  Basic                                                                $.71        $.67
  Diluted                                                               .68         .63
Average Basic Shares                                                 42,615      40,608
Average Diluted Shares                                               44,822      43,193

                                                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                   (Unaudited)
                                                                 (In Thousands)


                                                                       Reserve for   Accumulative
                                                                        Retirement      Other
                            Preferred   Common    Capital    Retained   of Capital  Comprehensive   Comprehensive
                              Stock      Stock    Surplus    Earnings   Securities      Income          Income
Balance at January 1, 1997     $7,000   $11,973   $160,586   $326,599       $6,667         $3,980

  Net Earnings                                                 27,307                                     $27,307
  Dividends Paid on:
    Preferred Stock                                              (158)
    Common Stock                                               (6,522)
  Allocation for Retirement
    of Capital Securities                                        (333)         333
  Exercise of Stock Options                  53      3,336
  Acquisition                                55      7,097
  Change in Unrealized
    Gains (Losses) on
    Marketable Securities                                                                  (7,304)         (7,304)

Balance at March 31, 1997      $7,000   $12,081   $171,019   $346,893       $7,000        ($3,324)        $20,003



Balance at January 1, 1998     $7,000   $12,482   $196,617   $417,360       $3,667           $135

  Net Earnings                                                 30,400                                     $30,400
  Dividends Paid on:
    Preferred Stock                                              (198)
    Common Stock                                               (8,559)
  Allocation for Retirement
    of Capital Securities                                        (166)         166
  Exercise of Stock Options                 220     17,365
  Change in Unrealized
    Gains (Losses) on
    Marketable Securities                                                                  (4,188)         (4,188)
  Other                                                            60

Balance at March 31, 1998      $7,000   $12,702   $213,982   $438,897       $3,833        ($4,053)        $26,212

         PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                          (In Thousands)
                                                                   Three Months Ended March 31,
                                                                      1998               1997
Operating Activities:
  Net Earnings                                                        $30,400           $27,307
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                               5,000            11,000
      Amortization of Goodwill                                            461               381
      Amortization of Unearned Income and Other                       (17,989)          (17,536)
      Depreciation of Premises and Equipment                            8,721             6,269
      Realized Investment Security Gains                               (3,692)           (2,223)
      Proceeds from Sale of Loans Held for Sale                       284,142           409,287
      Origination of Loans Held for Sale                             (271,346)         (151,873)
      Realized Gains on Loans Held for Sale                            (9,424)          (13,729)
      Realized Gains on Sale of Other Loans and Leases                 (4,102)           (1,179)
      (Increase) Decrease in Interest Receivable                       (7,984)               18
      Increase in Other Assets                                       (172,910)          (10,774)
      Increase in Interest Payable                                     17,773            15,420
      Increase (Decrease) in Other Liabilities                        (12,296)            5,231
        Net Cash Provided By (Used In) Operating Activities          (153,246)          277,599

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                               711,677           109,714
    Proceeds from Maturities and Prepayments                          360,812            34,099
    Purchases                                                      (1,295,448)         (133,429)
  Net Increase in Loans and Leases                                   (218,067)           (8,653)
  Net Increase in Premises and Equipment                              (13,722)           (4,075)
  Net Cash and Cash Equivalents Received in Acquisition                     -             3,918
    Net Cash Provided By (Used In) Investing Activities              (454,748)            1,574

Financing Activities:
  Net Increase in Deposits                                            257,006           226,307
  Net Increase (Decrease) in Short-Term Debt                          291,647          (131,883)
  Principal Payments on Long-Term Debt                                (25,755)         (183,589)
  Proceeds From Issuance of Long-Term Debt                             15,040                 -
  Cash Dividends Paid                                                  (8,757)           (6,680)
  Proceeds from Sale of Common Stock                                   17,585             3,389
  Net Increase in Other Equity Items                                       60                 -
    Net Cash Provided By (Used In) Financing Activities               546,826           (92,456)
      Increase (Decrease) in Cash and Cash Equivalents                (61,168)          186,717
  Cash and Cash Equivalents at Beginning of Period                    276,241           278,747
    Cash and Cash Equivalents at End of Period                       $215,073          $465,464

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                          $62,370           $58,333
    Income Taxes                                                            -                 -
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to
      Other Real Estate                                                   567             4,882
    Residual Interest Securities Created from the
      Sale of Loans                                                    18,748            13,737
    Common Stock Issued To Acquire Business                                 -             7,152

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

The financial statements presented herein should be read in conjunction with the financial statements and notes thereto included in Provident Financial Group, Inc.'s 1997 annual report on Form 10-K filed with the Securities and Exchange Commission.

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

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components. Comprehensive income includes net income and certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of this SFAS became effective with 1998 interim reporting and is disclosed within the Consolidated Statements of Changes in Shareholders' Equity. Implementation of this statement had no impact on net earnings or shareholders' equity. Prior periods have been restated to conform to the current presentation.

Guaranteed   Preferred  Beneficial  Interests  in   Company's   Junior
Subordinated Debentures

In 1996, Provident Financial established Provident Capital Trust I. Provident Capital issued $100 million of preferred Capital Securities to the public and $3.1 million of common to Provident Financial. Proceeds from the issuance of the capital securities were invested in Provident Financial's 8.60% Junior Subordinated Debentures, due 2026. Taken together, Provident Financial's obligations under the Guarantee, the Declaration, the Indenture and the Debentures provide a full and unconditional guarantee of the Capital Securities. The sole assets (excluding interest receivable on the Debentures, prepaid expenses and receivables) of Provident Capital are the Debentures.

Provident Auto Leasing Company

In  January  1997, Provident Financial formed Provident  Auto  Leasing
Company, a Delaware business trust, as a subsidiary of Provident Commercial Group, Inc. Provident Auto was created to avoid the administrative difficulty and expense associated with retitling leased vehicles in connection with the financing or transfer of beneficial ownership of automobile and light duty trucks subject to leases. Provident Auto is a separate legal entity from Provident Commercial and each maintains separate books and records with respect to its assets and liabilities. As of March 31, 1998 Provident Auto had total assets of $96.9 million. These assets are not available to creditors of Provident Commercial to secure any indebtedness of Provident Commercial, or otherwise to satisfy the claims of such creditors against Provident Commercial.

Stock Options

Options to purchase 244,050 shares of Provident Financial Common Stock were granted during the first three months of 1998. The options have exercise prices ranging from $44.12 to $51.62.

Off-Balance Sheet Financial Agreements

In the normal course of business, Provident Financial uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At March 31, 1998, these off-balance sheet instruments consisted of standby letters of credit of $121.8 million, commitments to extend credit of $2.1 billion and interest rate swaps with a notional amount of $1.3 billion.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary

Provident Financial's net earnings for the first quarter of 1998 were $30.4 million compared to $27.3 million for the first quarter of 1997. Net interest income increased by $2.6 million, or 4%, over the comparable period in 1997. The provision for loan and lease losses was $5.0 million, a decrease of $6.0 million from the first quarter in 1997. Noninterest income increased $9.3 million, or 23%, primarily in the other service charges and fees and operating lease income categories. Noninterest expense increased $13.6 million, or 27%, primarily as a result of the continued expansion of Provident Consumer Financial Services, Information Leasing Corporation and Provident Commercial Group, and data processing expense associated with Year 2000 compliance.

The following ratios compare Provident Financial's annualized returns on average assets and average equity for the first three months of 1998 to the year 1997:

                                                 Three Months Ended     Year Ended
                                                  March 31, 1998(1)  December 31, 1997
  Net Earnings to Average Assets                          1.65%              1.67%
  Net Earnings to Average Shareholders' Equity           18.58%             20.32%

  (1)Net earnings for the three months ended March 31, 1998 have been annualized.

The ratio of noninterest expense to tax equivalent revenue ("efficiency ratio") was 57.5% for the first three months of 1998 compared to 50.1% for the first three months of 1997. For purposes of calculating the efficiency ratio, noninterest expense excludes non-recurring expenses. Tax equivalent revenue includes tax equivalent net interest income and noninterest income but excludes non-recurring income and security gains or losses.

Nonperforming assets as of March 31, 1998 were $58.3 million, a decrease of $.9 million compared to December 31, 1997. The ratio of nonperforming assets to total loans, leases and other real estate owned was 1.11% at March 31, 1998, compared to 1.17% at December 31, 1997.

Net Interest Income

See Table 1 for net interest income on a tax equivalent basis and Table 2 for consolidated average balances, average rates and net interest margin.

Net interest income on a tax equivalent basis increased approximately $2.6 million for the first three months of 1998 over the comparable period in 1997. This increase resulted from a $2.5 million increase due to changes in volume and a $.1 million increase caused by changes in rates. Volume changes are caused by changes in the average balances of interest earning assets and interest bearing liabilities. The net interest margin was 3.99% for the first three months of 1998 as compared to 4.04% for the comparable period in 1997. This decrease reflects the increase in the average rate paid on interest bearing liabilities of 10 basis points, more than offsetting the increase in the average rate received on interest earning assets of 9 basis points. The increase in Provident Financial's overall rate on interest bearing liabilities was due primarily to the increase in the rate paid on Premium Index savings deposits. The increase in the average rate received on interest earning assets was due primarily to higher average rates received on residential and instalment loans. Interest rate swaps increased the net interest margin by 13 basis points and 27 basis points during the first three months of 1998 and 1997, respectively.

In preparing the net interest margin tables, nonaccrual loan balances are included in the average balances for loans and leases. Fees included in interest and fees on loans and leases during the first quarter of 1998 and 1997 were $4.2 million and $3.9 million, respectively.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $5.0 million and $11.0 million during the first quarter of 1998 and 1997, respectively. The decrease in the provision was primarily the result of lower net charge-offs incurring during the first three months of 1998 as compared to the first three months of 1997.

Noninterest Income

Noninterest income increased $9.3 million during the first quarter of 1998 compared to the same quarter in 1997. Service charges on deposit accounts increased primarily as a result of increased fees received on corporate and personal demand deposit accounts and ATM usage. The recognition of gains and fees related to commercial lending resulted in higher other service charges and fee revenue. The growth in operating lease income is the result of the expansion of Provident Commercial and Information Leasing lines of business, and the excess rental income received over that paid on leased vehicles which were sold and subsequently leased back. Gain on sales of loans and leases decreased primarily as a result of a narrowing of interest rate spread between the average rate received on the underlying loans and the rate paid to security holders. Partially offsetting the lower gain on nonconforming residential loan sales was a gain recognized from the sale of credit card loans. Security gains were recognized primarily from the sale of mortgage-backed securities. Other income decreased due to the receipt of additional consideration in 1997 relating to a restructured loan.

Since the third quarter of 1996, it has been Provident Financial's policy to sell its closed-end nonconforming residential loans originated by Provident Consumer. The recognition of gains on the sale of these loans have made a notable contribution to the financial performance over this time period. The following is a summary of selected operational data for Provident Consumer for the past five quarters (in millions):

                                                  Quarter Ended
                             Mar. 1998  Dec. 1997  Sept. 1997 June 1997  Mar. 1997
  Loan Originations             $191.6     $266.2     $230.3     $213.6     $143.3
  Loan Sales                     207.8      255.2      233.2      233.2      140.1
  Gain on Sale of Loans            8.0       10.2       13.8       15.5       10.5
  Interest and Fees on Loans       7.0        6.7        5.6        5.2        4.2

Included in "Investment Securities Available for Sale" are residual interest securities representing the present value of net cash flows due Provident Financial from loan securitizations and sales.

Components of the residual interest securities and the underlying assumptions follow (dollars in thousands):

                                                       Closed-End   Opened-End  Closed-End
                                                     Nonconforming  Conforming  Conforming
  Estimated Cash Flows of Underlying Loans,
   Net of Payments to Certificate Holders                 $200,203     $10,327      $5,517
  Less:
    Off-Balance Sheet Allowance for Loan Losses            (41,523)       (504)       (595)
    Servicing Costs and Insurance Premiums                 (23,654)     (1,544)       (970)
    Discount to Present Value                              (33,352)     (1,199)       (545)
  Carrying Value of Residual Interest Securities          $101,674      $7,080      $3,407

  Assumptions Used (Weighted Average)
    Prepayment Speed (initial)                               10.70%      15.00%       n/a
    Prepayment Speed (ramps up to)                           27.00       15.00        n/a
    Repayment Rate (overall)                                  n/a         n/a        40.00%
    Provision for Loan Losses (annual basis)                  1.09        0.30        0.15
    Provision for Loan Losses (% of original balance)         3.63        0.79        0.30
    Discount Rate                                            11.47        9.36        9.23

The structure for securitizing nonconforming residential loans was changed for 1998. Prior to 1998 securitizations, the allowance for loan loss would be funded from future cash flows of the underlying loans, net of interest payments to the security holders. In 1998, an allowance for loan losses of $4.3 million was funded at the beginning of the transaction, separately from the cash flows of the loan payments.

Noninterest Expense

Noninterest expense increased $13.6 million during the first quarter of 1998 when compared to 1997. Compensation expense increased primarily as a result of the expansion of Provident Consumer, the acquisition of the Florida banks and the continued development of Value Systems. The larger volume of operating leases originated by Provident Commercial and Information Leasing has resulted in the higher depreciation expense of operating lease equipment. Occupancy expense increased primarily in the Provident Consumer and retail distribution areas. Equipment expense increased primarily due to the purchase of data processing and voice communications equipment.
Professional fees have increased primarily in the areas of Value Systems and Provident Consumer. Charges and fees decreased as a result of foreclosed property costs incurred during 1997. Higher data processing expense related to Year 2000 compliance was the primary reason for the increase in other expense.

Financial Condition

Investment Securities

Investment securities increased $239.6 million during 1998 as more funds were invested in investment securities.

Loans and Leases

Total loans and leases increased $213.3 million during 1998. Commercial loan growth of $258.0 million was the primary reason for the increase in total loans and leases. Instalment loans decreased $24.5 million due to the sale of $38.3 million of credit cards and residential loans decreased $22.1 million due primarily to sales exceeding  originations of nonconforming residential  loans  by  $16.2 million.

The following table shows the composition of the commercial and financial loan category by industry type at March 31, 1998 (dollars in millions):

                                                             Amount on
                    Type              Amount         %      Nonaccrual
  Manufacturing                       $621.5        21            $6.2
  Service Industries                   517.5        17             2.5
  Real Estate Operators/Investment     338.9        12             1.2
  Wholesale Trade                      263.7         9             3.4
  Retail Trade                         247.0         8             1.3
  Finance & Insurance                  150.0         5               -
  Transportation/Utilities             129.7         4            14.3
  Construction                         128.9         4              .5
  Automobile Dealers                   127.2         4               -
  Other(1)                             467.1        16             3.3
     Total                          $2,991.5       100           $32.7

  (1) Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

The composition of the commercial mortgage and construction loan categories by property type at March 31, 1998 is shown in the following table (dollars in millions):

                                                             Amount on
                    Type              Amount         %      Nonaccrual
  Shopping/Retail                     $162.8        21             $.3
  Office/Warehouse                     160.2        21               -
  Apartments                           123.7        16               -
  Residential Development              117.2        15               -
  Land                                  29.9         4               -
  Auto Sales and Service                28.4         4               -
  Industrial Plants                     13.0         2               -
  Hotels/Motels                         12.4         2               -
  Churches                              11.8         2               -
  Mobile Home Parks                      8.4         1               -
  Health Facilities                      7.6         1               -
  Other Commercial Properties           81.2        11               -
     Total                            $756.6       100             $.3

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

The following table shows the progression of the reserve for loan and lease losses (in thousands):

                                               1998              1997
  Balance at January 1                       $71,980           $66,693
  Provision for Loan and Lease Losses          5,000            11,000
  Loans and Leases Charged Off                (7,009)          (11,572)
  Recoveries                                   2,866             2,250
  Balance at March 31                        $72,837           $68,371

Net charge-offs totaled $4.1 million during the first three months of 1998 compared to $9.3 million for the same time period in 1997. During the first quarter of 1998, net charge-offs for the commercial lending portfolio were $.8 million, consisting primarily of commercial loans and equipment leases. Net charge-offs for the consumer lending portfolio were $3.3 million consisting principally of auto loans and leases. As a percentage of total loans and leases outstanding, the reserve was 1.38% at March 31, 1998 compared to 1.42% and 1.35% at December 31, 1997 and March 31, 1997, respectively.

Table 3 shows a comparison of the major components of nonperforming assets over the past five quarters along with various asset quality ratios. Nonperforming assets decreased $.9 million during the first three months of 1998. Nonaccrual loans decreased $3.0 million due primarily to one loan being brought current, one loan being restructured and now being classified as renegotiated, and one loan being added. Renegotiated loans increased $9.0 million due to the loan formerly on nonaccrual being restructured. Other real estate decreased $6.9 million due primarily to two commercial properties being sold. At March 31, 1998, nonperforming assets as a percentage of total loans, leases and other real estate was 1.11% compared to 1.17% at December 31, 1997.

Other Assets

Other assets increased $180.4 million, or 58%, to $492.6 million during the first quarter of 1998. The increase was due primarily to an increase in receivables arising from security sales traded but not settled until early April.

Short-Term Debt

Short-term debt increased $291.6 million, or 36%, to $1.1 billion during the first three months of 1998. The increase was due to the purchase of term federal funds and an increase in commercial paper borrowings. The amount of federal funds purchased changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, any shortage is offset by the purchase of overnight federal funds.

Capital Resources and Adequacy

During the first three months of 1998, shareholders' equity increased $35.1 million, or 6%, to $672.4 million. The increase in equity was primarily the result of net income exceeding dividends paid and the exercise of stock options. Dividends of $8.6 million on common stock and $198,000 on preferred stock were paid in the first quarter of 1998.

The following table of ratios is important to the analysis of the adequacy of capital resources.

                                                  Three Months Ended     Year Ended
                                                    March 31, 1998    December 31, 1997
  Average Shareholders' Equity to Average Assets             8.89%              8.22%
  Preferred Dividend Payout to Net Earnings                   .65                .62
  Common Dividend Payout to Net Earnings                    28.15              25.62
  Tier 1 Leverage Ratio                                     10.14              10.13
  Tier 1 Capital to Risk-Weighted Assets                     9.87               9.81
  Total Risk-Based Capital To Risk-Weighted Assets          13.15              13.25

Capital expenditures planned by Provident Financial for building improvements and furniture and equipment in 1998 are currently estimated to be approximately $19 million. Included in this amount are projected capital expenditures for the purchase or construction of computer equipment and software, office building renovations and branch enhancements. Through March 31, 1998, approximately $13 million of these expenditures have been made.

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

The major source of liquidity for Provident Financial on a parent-only basis ("the Parent") is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to the Parent at March 31, 1998 by its banking subsidiaries was approximately $201.5 million. The Parent has not received any dividends from its subsidiaries during the first three months of 1998.

At March 31, 1998, the Parent had $259.9 million of short-term commercial paper outstanding. A portion of commercial paper proceeds was used to fund investment securities and short-term loans. Contractual lines of credit totaling $175 million have been obtained by the Parent to support its commercial paper borrowings. Also, the Parent has $40 million in general purpose lines of credit. These lines had not been used at March 31, 1998. The Parent had approximately $151.1 million in cash, interest earning deposits and federal funds sold at March 31, 1998.

Provident Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements Of Earnings
(unaudited)
(In Thousands)
Table 1.
                                                      Quarter Ended
                                                    March       March
                                                    1998        1997
Total Interest Income                             $146,288    $137,286
Taxable Equivalent Adjustment                           99          78

Taxable Equivalent Interest Income                 146,387     137,364
Total Interest Expense                              80,144      73,753

Net Interest Income                                 66,243      63,611
Provision for Loan and Lease Losses                  5,000      11,000

Taxable Equivalent Net Interest Income After
    Provision for Loan and Lease Losses             61,243      52,611

Noninterest Income                                  49,837      40,544
Noninterest Expense                                 64,631      51,022


Taxable Equivalent Earnings Before Income Taxes     46,449      42,133

Applicable Income Taxes                             15,950      14,748

Taxable Equivalent Adjustment                           99          78

Net Earnings                                       $30,400     $27,307
Net Earnings Applicable to Common Stock            $30,202     $27,149

Provident Financial Group, Inc. and Subsidiaries
Consolidated Average Balances, Rates and Yields
On a Fully Taxable Equivalent Basis
(unaudited)
(Dollars In Millions)
Table 2.
                                                                Quarter Ended
                                                       Mar. 31, 1998      Mar. 31, 1997
                                                      Average    Avg     Average    Avg
                                                      Balance    Rate    Balance    Rate
Assets:
 Loans and Leases (Net of Unearned Income):
  Commercial Lending:
   Commercial and Financial                            $2,849     9.26%   $2,392     9.21%
   Mortgage                                               452     9.31       481     9.39
   Construction                                           311     8.90       280     8.69
   Lease Financing                                        343    11.75       241    11.07
  Consumer Lending:
   Instalment                                             626    10.63       909     9.67
   Residential                                            227    10.31       425     7.98
   Lease Financing                                        454     7.87       615     7.69
    Total Loans and Leases                              5,262     9.49     5,343     9.09
 Investment Securities:
  Taxable                                               1,432     6.41     1,018     6.90
  Tax-Exempt                                               10     6.92         8     4.45
    Total Investment Securities                         1,442     6.42     1,026     6.88
 Federal Funds Sold and Reverse
   Repurchase Agreements                                   29     5.48        15     5.78
    Total Earning Assets                                6,733     8.82     6,384     8.73
 Cash and Noninterest Bearing Deposits                    187                169
 Other Assets                                             445                208
    Total Assets                                       $7,365             $6,761
Liabilities and Shareholders' Equity:
 Deposits:
  Demand Deposits                                        $269     2.17      $258     1.97
  Savings Deposits                                        916     4.15       521     2.75
  Time Deposits                                         3,098     5.74     3,375     5.65
   Total Deposits                                       4,283     5.18     4,154     5.06
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements                                  693     5.40       441     5.24
  Commercial Paper                                        231     5.75       142     5.51
  Short-Term Notes Payable                                  2     6.75         1     5.96
   Total Short-Term Debt                                  926     5.49       584     5.31
 Long-Term Debt                                           681     6.41       779     6.30
 Junior Subordinated Debentures                            99     8.89        99     8.89
   Total Interest Bearing Liabilities                   5,989     5.43     5,616     5.33
 Noninterest Bearing Deposits                             528                447
 Other Liabilities                                        194                172
 Shareholders' Equity                                     654                526
   Total Liabilities and Shareholders' Equity          $7,365             $6,761

Net Interest Spread                                               3.39%              3.40%

Net Interest Margin                                               3.99%              4.04%

Provident Financial Group, Inc. and Subsidiaries
Consolidated Quarterly Nonperforming Assets
(unaudited)
(Dollars In Thousands)
Table 3.
                                                   Quarter Ended
                                                       Mar.         Dec.         Sep.         June         Mar.
                                                       1998         1997         1997         1997         1997
Nonaccrual Loans: (1)
 Commercial Lending:
   Commercial and Financial                            $32,746      $37,800      $28,551      $27,230      $14,597
   Mortgage                                                335          335          553            -          103
   Construction                                              -           27           87           27           71
   Lease Financing                                       7,046        4,798        5,481        7,292        4,980
 Consumer Lending:
   Instalment                                                -            -           14            -            -
   Residential                                           3,287        3,459        2,239        2,028        3,583
   Lease Financing                                           -            -            -            -            -
     Total Nonaccrual Loans                             43,414       46,419       36,925       36,577       23,334

Renegotiated Loans (2)                                   9,327          377          257          246          526
   Total Nonperforming Loans                            52,741       46,796       37,182       36,823       23,860

Other Real Estate and Equipment Owned:
   Commercial                                            4,330       11,207       11,088        8,820        5,191
   Closed bank branches                                      -            -            -            -            -
   Residential                                           1,124        1,079        1,662        3,369        3,752
   Multifamily                                               -            -            -            -            -
   Land                                                     92          110           15           68        1,615
     Total                                               5,546       12,396       12,765       12,257       10,558

     Total Nonperforming Assets                        $58,287      $59,192      $49,947      $49,080      $34,418

Loans 90 Days Past Due Still Accruing                  $17,109       $9,811      $10,504      $20,460      $11,848

Total Loans and Leases                               5,265,159    5,051,842    5,105,578    5,205,897    5,071,712

Reserve for Loan and Lease Losses                       72,837       71,980       75,242       78,296       68,371

Total Assets                                         7,699,995    7,123,659    7,079,578    6,985,162    6,780,351

Reserve for Loan and Lease Losses as a Percent of:
  Nonperforming Loans                                   138.10%      153.82%      202.36%      212.63%      286.55%
  Nonperforming Assets                                  124.96%      121.60%      150.64%      159.53%      198.65%
  Total Loans and Leases                                  1.38%        1.42%        1.47%        1.50%        1.35%

Nonperforming Loans as a % of Total
  Loans and Leases                                        1.00%         .93%         .73%         .71%         .47%


Nonperforming Assets as a Percent of:
  Total Loans, Leases  and Other Real Estate              1.11%        1.17%         .98%         .94%         .68%
  Total Assets                                             .76%         .83%         .71%         .70%         .51%

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



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits filed:

       Exhibit 27.1 - Financial Data Schedule for March 31, 1998

       Exhibit 27.2 - Restated Financial Data Schedule for
                      March 31, 1997


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





                                       Provident Financial Group, Inc.
                                                  Registrant





Date:  May 14, 1998                         \s\ John R. Farrenkopf
                                              John R. Farrenkopf
                                              Vice President and
                                           Chief Financial Officer