Form 10-Q
period 1998-06-30
PROVIDENT FINANCIAL GROUP INC
filed 1998-08-14
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                       Commission File
June 30, 1998                                             No. 1-8019


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

                      Yes    X         No ______


Indicate  the  number of shares outstanding of each  of  the  issuer's
classes  of  common stock, as of the latest practicable date:   Common
stock, without par value, outstanding at July 31, 1998 is 43,232,212.


                 Please address all correspondence to:

                          John R. Farrenkopf
              Vice President and Chief Financial Officer
                    Provident Financial Group, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

                PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)
                                                                June 30,    December 31,
                                                                  1998          1997
                                                               (Unaudited)
                            ASSETS
Cash and Noninterest Bearing Deposits                             $225,541      $274,521
Federal Funds Sold and Reverse Repurchase Agreements                34,000         1,720
Trading Account Securities                                          59,794             -
Investment Securities Available for Sale
  (amortized cost - $1,522,877 and $1,371,303)                   1,520,276     1,371,507
Loans and Leases (Net of Unearned Income):
  Commercial Lending:
    Commercial and Financial                                     3,166,849     2,733,556
    Mortgage                                                       445,120       469,505
    Construction                                                   362,140       305,150
    Lease Financing                                                358,983       340,302
  Consumer Lending:
    Instalment                                                     639,728       624,340
    Residential - Held for Sale                                     99,505       136,183
    Lease Financing                                                515,681       442,806
      Total Loans and Leases                                     5,588,006     5,051,842
  Reserve for Loan and Lease Losses                                (75,472)      (71,980)
      Net Loans and Leases                                       5,512,534     4,979,862
Premises and Equipment                                             202,496       183,854
Other Assets                                                       303,101       312,195
                                                                $7,857,742    $7,123,659

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                           $573,458      $605,166
    Interest Bearing                                             4,208,391     4,091,132
      Total Deposits                                             4,781,849     4,696,298
  Short-Term Debt                                                1,435,657       806,125
  Long-Term Debt                                                   668,101       688,157
  Guaranteed Preferred Beneficial Interests in
    Company's Junior Subordinated Debentures                        98,848        98,817
  Accrued Interest and Other Liabilities                           170,864       197,001
      Total Liabilities                                          7,155,319     6,486,398
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized,
    Series D, 70,272 Issued                                          7,000         7,000
  Common Stock, No Par Value, 110,000,000 Shares
    Authorized, 43,226,937 and 42,325,882 Issued                    12,744        12,482
  Capital Surplus                                                  218,541       196,617
  Retained Earnings                                                465,829       417,360
  Reserve for Retirement of Capital Securities                           -         3,667
  Unrealized Gains (Losses) on Marketable Securities
    (net of deferred income taxes)                                  (1,691)          135
      Total Shareholders' Equity                                   702,423       637,261
                                                                $7,857,742    $7,123,659

                        PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF EARNINGS
                                          (Unaudited)
                            (In Thousands, Except Per Share Amounts)
                                                    Three Months Ended    Six Months Ended
                                                         June 30,              June 30,
                                                     1998       1997       1998       1997
Interest Income:
  Interest and Fees on Loans and Leases            $127,346   $121,839   $250,488   $241,540
  Interest on Investment Securities:
    Taxable                                          26,374     19,901     49,023     37,215
    Exempt From Federal Income Taxes                     35         72        143        127
                                                     26,409     19,973     49,166     37,342
  Other Interest Income                                 944        424      1,831        640
      Total Interest Income                         154,699    142,236    301,485    279,522
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                      12,429      5,461     23,227     10,250
    Time Deposits                                    42,811     50,635     86,699     97,679
      Total Interest on Deposits                     55,240     56,096    109,926    107,929
  Interest on Short-Term Debt                        18,306      8,084     31,192     15,735
  Interest on Long-Term Debt                         10,761     10,344     21,533     22,447
  Interest on Junior Subordinated Debentures          2,165      2,165      4,331      4,331
      Total Interest Expense                         86,472     76,689    166,982    150,442
        Net Interest Income                          68,227     65,547    134,503    129,080
Provision for Loan and Lease Losses                   5,000     15,000     10,000     26,000
  Net Interest Income After Provision
    for Loan and Lease Losses                        63,227     50,547    124,503    103,080
Noninterest Income:
  Service Charges on Deposit Accounts                 6,789      6,329     13,201     11,907
  Other Service Charges and Fees                     13,843     10,373     28,801     19,606
  Operating Lease Income                              9,405      6,405     18,459     11,999
  Gain on Sales of Loans and Leases                  21,023     18,800     34,549     33,708
  Security Gains                                      2,024      1,030      5,716      3,253
  Other                                               3,747      3,857      5,810      6,865
    Total Noninterest Income                         56,831     46,794    106,536     87,338
Noninterest Expense:
  Compensation:
    Salaries                                         26,722     19,728     50,123     38,457
    Benefits                                          3,661      3,035      8,309      6,474
    Profit Sharing                                    1,186      1,608      2,474      3,167
  Depreciation on Operating Lease Equipment           5,242      4,409     10,524      8,161
  Occupancy                                           4,104      2,700      7,911      5,346
  Equipment Expense                                   4,783      3,618      9,014      6,885
  Professional Fees                                   4,341      3,681      8,314      6,729
  Charges and Fees                                    3,607      3,002      6,001      6,435
  Marketing                                           3,017      1,841      5,324      3,883
  Other                                              14,241     10,239     27,541     19,346
    Total Noninterest Expense                        70,904     53,861    135,535    104,883

Earnings Before Income Taxes                         49,154     43,480     95,504     85,535
Applicable Income Taxes                              17,154     15,280     33,104     30,028
  Net Earnings                                      $32,000    $28,200    $62,400    $55,507

Net Earnings Per Common Share:
  Basic                                                $.74       $.69      $1.45      $1.36
  Diluted                                               .71        .65       1.39       1.28
Average Basic Shares                                 43,018     40,799     42,817     40,704
Average Diluted Shares                               45,165     43,392     44,995     43,293

                                    PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                      (Unaudited)
                                                    (In Thousands)
                                                                       Reserve for    Unrealized
                                                                        Retirement  Gains (Losses)
                            Preferred   Common    Capital    Retained   of Capital   on Marketable   Comprehensive
                              Stock      Stock    Surplus    Earnings   Securities    Securities         Income
Balance at January 1, 1997     $7,000   $11,973   $160,586   $326,599       $6,667          $3,980

  Net Earnings                                                 55,507                                      $55,507
  Dividends Paid on:
    Preferred Stock                                              (316)
    Common Stock                                              (13,050)
  Allocation for Retirement
    of Capital Securities                                        (666)         666
  Retirement of Capital
    Securities                                                  4,000       (4,000)
  Exercise of Stock Options                  82      5,281
  Acquisition                                55      7,097
  Change in Unrealized
    Gains (Losses) on
    Marketable Securities                                                                   (2,367)         (2,367)
  Other                                                             9

Balance at June 30, 1997       $7,000   $12,110   $172,964   $372,083       $3,333          $1,613         $53,140



Balance at January 1, 1998     $7,000   $12,482   $196,617   $417,360       $3,667            $135

  Net Earnings                                                 62,400                                      $62,400
  Dividends Paid on:
    Preferred Stock                                              (395)
    Common Stock                                              (17,203)
  Allocation for Retirement
    of Capital Securities                                        (333)         333
  Retirement of Capital
    Securities                                                  4,000       (4,000)
  Exercise of Stock Options                 262     21,924
  Change in Unrealized
    Gains (Losses) on
    Marketable Securities                                                                   (1,826)         (1,826)

Balance at June 30, 1998       $7,000   $12,744   $218,541   $465,829           $-         ($1,691)        $60,574

                            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                             (In Thousands)
                                                                      Six Months Ended June 30,
                                                                       1998               1997
Operating Activities:
  Net Earnings                                                        $62,400           $55,507
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                              10,000            26,000
      Amortization of Goodwill                                            869               814
      Amortization of Unearned Income and Other                       (35,722)          (36,362)
      Depreciation of Premises and Equipment                           17,713            13,520
      Realized Investment Security Gains                               (5,716)           (3,253)
      Proceeds from Sale of Loans Held for Sale                       575,951           677,833
      Origination of Loans Held for Sale                             (559,619)         (379,470)
      Realized Gains on Loans Held for Sale                           (22,038)          (31,427)
      Realized Gains on Sale of Other Loans and Leases                (12,511)           (2,281)
      Increase in Trading Account Securities                          (59,794)                -
      Increase in Interest Receivable                                  (1,166)             (372)
      (Increase) Decrease in Other Assets                               9,391            (9,663)
      Increase in Interest Payable                                        163               512
      Increase (Decrease) in Other Liabilities                        (22,282)           10,259
        Net Cash Provided By (Used In) Operating Activities           (42,361)          321,617

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                             1,646,600           795,684
    Proceeds from Maturities and Prepayments                          442,355            61,567
    Purchases                                                      (2,191,914)       (1,107,893)
  Net Increase in Loans and Leases                                   (531,491)         (154,121)
  Net Increase in Premises and Equipment                              (36,355)          (21,800)
  Net Cash and Cash Equivalents Received in Acquisition                     -             7,410
    Net Cash Used In Investing Activities                            (670,805)         (419,153)

Financing Activities:
  Net Increase in Deposits                                             85,551            71,487
  Net Increase in Short-Term Debt                                     629,532           187,772
  Principal Payments on Long-Term Debt                                (38,245)         (202,708)
  Proceeds From Issuance of Long-Term Debt                             15,040                 -
  Cash Dividends Paid                                                 (17,598)          (13,366)
  Proceeds from Sale of Common Stock                                   22,186             5,363
  Net Increase in Other Equity Items                                        -                 9
    Net Cash Provided By Financing Activities                         696,466            48,557
      Decrease in Cash and Cash Equivalents                           (16,700)          (48,979)
  Cash and Cash Equivalents at Beginning of Period                    276,241           278,747
    Cash and Cash Equivalents at End of Period                       $259,541          $229,768

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                         $166,044          $149,929
    Income Taxes                                                       22,000            15,000
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to
      Other Real Estate                                                   932             9,338
    Residual Interest Securities Created from the
      Sale of Loans                                                    42,384            37,072
    Common Stock Issued To Acquire Business                                 -             7,152

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

Provident Auto Leasing Company

In  January  1997, Provident Financial formed Provident  Auto  Leasing
Company, a Delaware business trust, as a subsidiary of Provident Commercial Group, Inc. Provident Auto was created to avoid the administrative difficulty and expense associated with retitling leased vehicles in connection with the financing or transfer of beneficial ownership of automobile and light duty trucks subject to leases. Provident Auto is a separate legal entity from Provident Commercial and each maintains separate books and records with respect to its assets and liabilities. As of June 30, 1998 Provident Auto had total assets of $176.2 million. These assets are not available to creditors of Provident Commercial to secure any indebtedness of Provident Commercial, or otherwise to satisfy the claims of such creditors against Provident Commercial.

Stock Options

Options to purchase 360,050 shares of Provident Financial Common Stock were granted during the first six months of 1998. The options have exercise prices ranging from $44.12 to $54.47.

Off-Balance Sheet Financial Agreements

In the normal course of business, Provident Financial uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At June 30, 1998, these off-balance sheet instruments consisted of standby letters of credit of $143.4 million, commitments to extend credit of $2.2 billion and interest rate swaps with a notional amount of $1.6 billion.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary

Provident Financial's net earnings for the second quarter of 1998 were $32.0 million compared to $28.2 million for the second quarter of 1997. Net interest income increased by $2.7 million, or 4%, over the comparable period in 1997. The provision for loan and lease losses was $5.0 million, a decrease of $10.0 million from the second quarter in 1997. Noninterest income increased $10.0 million, or 21%, primarily in the other service charges and fees and operating lease income categories. Noninterest expense increased $17.0 million, or 32%, primarily as a result of the continued expansion of Provident Consumer Financial Services and Information Leasing Corporation, and data processing expense associated with Year 2000 compliance.

For the first six months of 1998, Provident Financial's net earnings were $62.4 million, an increase of $6.9 million, or 12%, over the same period during 1997. Interest income increased by $22.0 million, which more than offset the $16.5 million increase in interest expense. The provision for loan and lease losses decreased $16.0 million from the same period during 1997. Noninterest income increased $19.2 million, or 22%, while noninterest expense increased $30.7 million, or 29%. The explanations for the increase in noninterest income and expense are the same as those noted in the above quarterly comparisons paragraph.

The following ratios compare Provident Financial's annualized returns on average assets and average equity for the first six months of 1998 to the year 1997:

                                                  Six Months Ended      Year Ended
                                                  June 30, 1998(1)   December 31, 1997
  Net Earnings to Average Assets                          1.65%              1.67%
  Net Earnings to Average Shareholders' Equity           18.64%             20.32%

  (1)  Net earnings for the six months ended June 30, 1998 have been annualized.

The ratio of noninterest expense to tax equivalent revenue ("efficiency ratio") was 57.6% for the first six months of 1998 compared to 49.2% for the first six months of 1997. For purposes of calculating the efficiency ratio, noninterest expense excludes non-recurring expenses. Tax equivalent revenue includes tax equivalent net interest income and noninterest income but excludes non-recurring income and security gains or losses.

The efficiency ratio has deteriorated over the past twelve months. As a result, Management will be taking initiatives to reduce operating expenses. Free Markets Partner, a database marketing division of Provident Bank, will be downsized and integrated into the Bank's retail division. The MeritValu program will be refocused, concentrating its efforts in the greater Cincinnati market and developing alternative products for its technology. The national conforming mortgage division is changing its focus to Provident Financial's regional markets only, as revenues are not supporting expenses being incurred. Nine supermarket branches which overlapped traditional branches will be closed. In addition, a consulting firm has been employed to reduce costs, increase fee income, otherwise enhance earnings through such means as improved float management, liquidity, compensation balances and working capital, and to redeploy resources to enhance revenues.

Nonperforming assets as of June 30, 1998 were $70.4 million, an increase of $11.2 million compared to December 31, 1997. The ratio of nonperforming assets to total loans, leases and other real estate owned was 1.26% at June 30, 1998, compared to 1.17% at December 31, 1997.

Net Interest Income

See Table 1 for net interest income on a tax equivalent basis and Table 2 for consolidated average balances, average rates and net interest margin.

Net interest income on a tax equivalent basis increased approximately $5.4 million for the first six months of 1998 over the comparable period in 1997. This increase resulted from a $9.1 million increase due to changes in volume more than offsetting the $3.7 million decrease which was caused by changes in rates. Volume changes are caused by changes in the average balances of interest earning assets and interest bearing liabilities. The net interest margin was 3.89% for the first six months of 1998 as compared to 4.05% for the comparable period in 1997. This decrease reflects the increase in the average rate paid on interest bearing liabilities of 4 basis points and the decrease in the average rate received on interest earning assets of 6 basis points. The increase in Provident Financial's overall rate on interest bearing liabilities was due primarily to the increase in the rate paid on Premium Index savings deposits. The decrease in the average rate received on interest earning assets was due primarily to holding a higher level of investment securities which receive a lower average interest rate than most other earning assets. Interest rate swaps increased the net interest margin by 12 basis points and 22 basis points during the first six months of 1998 and 1997, respectively.

In preparing the net interest margin tables, nonaccrual loan balances are included in the average balances for loans and leases. Fees included in interest and fees on loans and leases are as follows: second quarter 1998 - $4.2 million, second quarter 1997 - $3.9 million, year-to-date 1998 - $8.4 million, and year-to-date 1997 - $8.2 million.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $5.0 million and $15.0 million during the second quarter of 1998 and 1997, respectively, and $10.0 million and $26.0 million during the first six months of 1998 and 1997, respectively. The decrease in the provision was primarily the result of lower net charge-offs incurred during the first six months of 1998 as compared to the first six months of 1997.

Noninterest Income

Second Quarter 1998 Compared to Second Quarter 1997

Noninterest income increased $10.0 million during the second quarter of 1998 compared to the same quarter in 1997. Service charges on deposit accounts increased primarily as a result of increased fees received on demand deposit accounts and ATM usage. The increase in other service charges and fees were from gains and fees related to commercial lending, mortgage loan servicing and brokerage operations. The growth in operating lease income is the result of the expansion of Provident Commercial and Information Leasing lines of business, and the excess rental income received over that paid on leased vehicles which were sold and subsequently leased back. Gain on sales of loans and leases increased primarily as a result of the sale of equipment which was being leased by Provident Commercial. Security gains were recognized primarily from the sale of mortgage-backed securities.

Six  Months Ended June 30, 1998 Compared to Six Months Ended June  30,
1997

Noninterest income increased $19.2 million during the first six months of 1998 compared to the same period in 1997. Service charges on deposit accounts, other service charges and fees, operating lease income and security gains increased for the same reasons given in the quarterly comparison. The decrease in other income was due to the receipt of additional consideration in 1997 relating to a restructured loan.

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

                                                 Quarter Ended
                              June 1998  Mar. 1998  Dec. 1997  Sept. 1997 June 1997
  Loan Originations             $226.2     $193.4     $266.2     $230.3     $213.6
  Loan Sales                     239.2      207.8      255.2      233.2      233.2
  Gain on Sale of Loans           10.8        8.0       10.2       13.8       15.5
  Interest and Fees on Loans       5.3        7.0        6.7        5.6        5.2

Included in "Investment Securities Available for Sale" are residual interest securities representing the present value of net cash flows due Provident Financial from loan securitizations and sales. Components of the residual interest securities and the underlying assumptions follow (dollars in thousands):

                                                       Closed-End   Closed-End  Opened-End
                                                     Nonconforming  Conforming  Conforming
  Estimated Cash Flows of Underlying Loans,
   Net of Payments to Certificate Holders                 $223,412      $5,067      $9,661
  Less:
    Off-Balance Sheet Allowance for Loan Losses            (40,652)       (595)       (504)
    Servicing Costs and Insurance Premiums                 (26,455)       (885)     (1,333)
    Discount to Present Value                              (36,827)       (479)     (1,058)
  Carrying Value of Residual Interest Securities          $119,478      $3,108      $6,766

  Assumptions Used (Weighted Average)
    Prepayment Speed (initial)                                9.00%      15.00%       n/a
    Prepayment Speed (ramps up to)                           28.00       15.00        n/a
    Repayment Rate (overall)                                  n/a         n/a        40.00%
    Provision for Loan Losses (annual basis)                  1.06        0.30        0.15
    Provision for Loan Losses (% of original balance)         3.48        0.79        0.30
    Discount Rate                                            11.55        9.36        9.23

The structure for securitizing nonconforming residential loans was changed for 1998. Prior to 1998 securitizations, the allowance for loan loss would be funded from future cash flows of the underlying loans, net of interest payments to the security holders. Beginning in 1998, an allowance for loan losses is being funded at the beginning of each securitization, separately from the cash flows of the loan payments. As of June 30, 1998 the allowance on the 1998 securitizations was $9.6 million.

Noninterest Expense

Second Quarter 1998 Compared to Second Quarter 1997

Noninterest expense increased $17.0 million during the second quarter of 1998 when compared to 1997. Compensation expense increased primarily as a result of the expansion of Provident Consumer and the acquisition of the Florida banks. The larger volume of operating leases originated by Provident Commercial and Information Leasing has resulted in the higher depreciation expense of operating lease equipment. Occupancy expense increased primarily in the Provident Consumer and retail distribution areas. Equipment expense increased primarily due to the purchase of data processing and voice communications equipment. Professional fees have increased primarily in the areas of commercial and consumer lending. Charges and fees increased as a result of credit card origination expenses. Marketing costs increased primarily from advertising of Retail, Provident Consumer and Value Systems products and services. Higher data processing expense related to Year 2000 compliance was the primary reason for the increase in other expense.

Six  Months Ended June 30, 1998 Compared to Six Months Ended June  30,
1997

Noninterest expense increased $30.7 million during the first six months of 1998 compared to the same period in 1997. All expenses except for charges and fees increased for the same reasons as given in the quarterly comparison. Charges and fees decreased as a result of foreclosed property costs incurred during 1997 exceeding the credit card origination expenses incurred during 1998.

Financial Condition

Short-Term Investments and Investment Securities

Federal funds sold and reverse repurchase agreements increased $32.3 million since December 31, 1997. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, any remainder is placed in overnight federal funds.

Beginning in 1998, Provident Financial began purchasing securities with the intention of recognizing short-term profits. These securities are carried at fair value with realized and unrealized gains and losses reported in other noninterest income. As of June 30, 1998 Provident Financial held $59.8 million in trading account securities.

Securities purchased with the intention of being held for indefinite periods of time are classified as investment securities available for sale. This category of securities increased $148.8 million during 1998 as more funds were invested in this manner.

Loans and Leases

Total loans and leases increased $536.2 million during 1998. Commercial loan growth of $433.3 million was the primary reason for the increase in total loans and leases. Residential loans decreased $36.7 million due primarily to sales exceeding originations of nonconforming residential loans by $27.4 million.

The following table shows the composition of the commercial and financial loan category by industry type at June 30, 1998 (dollars in millions):

                                                             Amount on
               Type                   Amount        %       Nonaccrual
  Manufacturing                       $638.3        20           $14.5
  Service Industries                   560.6        18             2.7
  Real Estate Operators/Investment     340.6        11             1.2
  Wholesale Trade                      244.2         8             3.4
  Retail Trade                         239.1         7             1.8
  Residential Warehouse Lending        221.7         7               -
  Transportation/Utilities             179.7         6            14.2
  Finance & Insurance                  162.4         5              .9
  Construction                         128.8         4              .5
  Automobile Dealers                   102.4         3               -
  Other(1)                             349.0        11             3.2
     Total                          $3,166.8       100           $42.4

  (1) Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

The composition of the commercial mortgage and construction loan categories by property type at June 30, 1998 is shown in the following table (dollars in millions):
                                                             Amount on
               Type                   Amount        %       Nonaccrual
  Shopping/Retail                     $183.4        23             $.3
  Office/Warehouse                     171.6        21               -
  Apartments                           141.1        17               -
  Residential Development              121.1        15               -
  Land                                  30.4         4               -
  Auto Sales and Service                27.5         3               -
  Industrial Plants                     15.4         2               -
  Hotels/Motels                         12.8         2               -
  Churches                              12.3         2               -
  Mobile Home Parks                      4.1         0               -
  Health Facilities                      0.8         0               -
  Other Commercial Properties           86.8        11               -
     Total                            $807.3       100             $.3

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

The following table shows the progression of the reserve for loan and lease losses (in thousands):

                                               1998              1997
  Balance at January 1                       $71,980           $66,693
  Provision for Loan and Lease Losses         10,000            26,000
  Acquired Reserves                                -               334
  Loans and Leases Charged Off               (12,859)          (20,532)
  Recoveries                                   6,351             5,801
  Balance at June 30                         $75,472           $78,296

Net charge-offs totaled $6.5 million during the first six months of 1998 compared to $14.7 million for the same time period in 1997. During the first two quarters of 1998, net charge-offs for the commercial lending portfolio were $.8 million, consisting primarily of commercial loans and equipment leases. Net charge-offs for the consumer lending portfolio were $5.7 million consisting principally of auto loans and leases and credit card lending. As a percentage of total loans and leases outstanding, the reserve was 1.35% at June 30, 1998 compared to 1.42% at December 31, 1997.

Table 3 shows a comparison of the major components of nonperforming assets over the past five quarters along with various asset quality ratios. Nonperforming assets increased $11.2 million during the first six months of 1998. Nonaccrual loans increased $11.5 million due primarily to the addition of three commercial loans and one commercial lease, which was partially offset by the removal of two commercial loans, one which was brought current and the other being restructured. Renegotiated loans increased $8.8 million due to the loan formerly on nonaccrual being restructured. Other real estate decreased $9.1 million due primarily to three commercial properties being sold. At June 30, 1998, nonperforming assets as a percentage of total loans, leases and other real estate was 1.26% compared to 1.17% at December 31, 1997.

Short-Term Debt

Short-term debt increased $629.5 million, or 78%, to $1.4 billion during the first six months of 1998. The increase was due primarily to the purchase of term and overnight federal funds. The amount of federal funds purchased changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, any shortage is offset by the purchase of overnight federal funds.

Capital Resources and Adequacy

During the first six months of 1998, shareholders' equity increased $65.2 million, or 10%, to $702.4 million. The increase in equity was primarily the result of net income exceeding dividends paid and the exercise of stock options. Dividends of $17.2 million on common stock and $395,000 on preferred stock were paid in the first two quarters of 1998.

The following table of ratios is important to the analysis of the adequacy of capital resources.

                                                  Six Months Ended     Year Ended
                                                    June 30, 1998    December 31, 1997
  Average Shareholders' Equity to Average Assets             8.85%              8.22%
  Preferred Dividend Payout to Net Earnings                   .63                .62
  Common Dividend Payout to Net Earnings                    27.57              25.62
  Tier 1 Leverage Ratio                                      9.98              10.13
  Tier 1 Capital to Risk-Weighted Assets                    10.31               9.81
  Total Risk-Based Capital To Risk-Weighted Assets          13.44              13.25

In August 1998, Provident Financial announced that it would purchase up to 1 million shares, or approximately 2.3%, of its common stock. The purchases are to be made from time-to-time in open market or in privately negotiated transactions at the discretion of management. Shares purchased pursuant to the buy-back program will be used to fund various company benefit plans and for other corporate purposes.

Capital expenditures planned by Provident Financial for building improvements and furniture and equipment in 1998 are currently estimated to be approximately $25 million. Included in this amount are projected capital expenditures for the purchase or construction of computer equipment and software, office building renovations and branch enhancements. Through June 30, 1998, approximately $17 million of these expenditures have been made.

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

The major source of liquidity for Provident Financial on a parent-only basis ("the Parent") is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to the Parent at June 30, 1998 by its banking subsidiaries was approximately $234.6 million. The Parent has not received any dividends from its subsidiaries during the first six months of 1998.

At June 30, 1998, the Parent had $219.2 million of short-term commercial paper outstanding. A portion of commercial paper proceeds was used to fund investment securities and short-term loans. Contractual lines of credit totaling $175 million have been obtained by the Parent to support its commercial paper borrowings. Also, the Parent has $40 million in general purpose lines of credit. These lines had not been used at June 30, 1998. The Parent had approximately $126.0 million in cash, interest earning deposits and federal funds sold at June 30, 1998.

Provident Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements Of Earnings
(unaudited)
(In Thousands)
Table 1.
                                                           Quarter Ended            Six Months Ended
                                                          June        June          June        June
                                                          1998        1997          1998        1997
Total Interest Income                                    $154,699    $142,236      $301,485    $279,522
Taxable Equivalent Adjustment                                  59          86           158         164

Taxable Equivalent Interest Income                        154,758     142,322       301,643     279,686
Total Interest Expense                                     86,472      76,689       166,982     150,442

Net Interest Income                                        68,286      65,633       134,661     129,244
Provision for Loan and Lease Losses                         5,000      15,000        10,000      26,000

Taxable Equivalent Net Interest Income After
    Provision for Loan and Lease Losses                    63,286      50,633       124,661     103,244

Noninterest Income                                         56,831      46,794       106,536      87,338
Noninterest Expense                                        70,904      53,861       135,535     104,883


Taxable Equivalent Earnings Before Income Taxes            49,213      43,566        95,662      85,699

Applicable Income Taxes                                    17,154      15,280        33,104      30,028

Taxable Equivalent Adjustment                                  59          86           158         164

Net Earnings                                              $32,000     $28,200       $62,400     $55,507
Net Earnings Applicable to Common Stock                   $31,802     $28,042       $62,004     $55,191

Provident Financial Group, Inc. and Subsidiaries
Consolidated Average Balances, Rates and Yields
On a Fully Taxable Equivalent Basis
(unaudited)
(Dollars In Millions)
Table 2.
                                                          Quarter Ended                             Six Months Ended
                                                Jun. 30,1998         Jun. 30,1997         Jun. 30,1998         Jun. 30,1997
                                              Average      Avg     Average      Avg     Average      Avg     Average      Avg
                                              Balance     Rate     Balance     Rate     Balance     Rate     Balance     Rate
Assets:
 Loans and Leases (Net of Unearned Income):
  Commercial Lending:
   Commercial and Financial                    $3,049      9.37%    $2,479      9.47%    $2,949      9.32%    $2,437      9.34%
   Mortgage                                       443      9.08        511      9.18        447      9.20        500      9.22
   Construction                                   333      8.92        286      8.89        322      8.91        283      8.79
   Lease Financing                                352     11.64        248     11.22        348     11.69        245     11.15
  Consumer Lending:
   Instalment                                     625      9.62        877      9.86        625     10.12        893      9.76
   Residential                                    212      7.59        204      9.09        220      8.99        314      8.33
   Lease Financing                                486      7.87        647      7.57        470      7.87        631      7.63
    Total Loans and Leases                      5,500      9.29      5,252      9.31      5,381      9.39      5,303      9.19
 Investment Securities:
  Taxable                                       1,621      6.53      1,176      6.79      1,527      6.47      1,101      6.82
  Tax-Exempt                                        3      8.63          7      6.36          6      7.27          7      5.36
    Total Investment Securities                 1,624      6.53      1,183      6.78      1,533      6.48      1,108      6.81
 Trading Account Securities                        58      5.55          -         -         47      5.53          -         -
 Federal Funds Sold and Reverse
   Repurchase Agreements                           11      5.61         22      7.78         20      5.51         21      5.79
    Total Earning Assets                        7,193      8.63      6,457      8.84      6,981      8.71      6,432      8.77
 Cash and Noninterest Bearing Deposits            188                  106                  187                  138
 Other Assets                                     380                  193                  398                  202
    Total Assets                               $7,761               $6,756               $7,566               $6,772
Liabilities and Shareholders' Equity:
 Deposits:
  Demand Deposits                                $268      2.20       $263      2.18       $269      2.18       $241      2.25
  Savings Deposits                              1,023      4.29        535      3.02        970      4.22        529      2.88
  Time Deposits                                 3,011      5.70      3,505      5.79      3,055      5.72      3,448      5.71
   Total Deposits                               4,302      5.15      4,303      5.23      4,294      5.16      4,218      5.16
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements                        1,090      5.56        427      5.41        906      5.50        435      5.31
  Commercial Paper                                221      5.77        156      5.91        226      5.76        149      5.72
  Short-Term Notes Payable                          2      5.35          1      5.09          2      6.05          1      5.52
   Total Short-Term Debt                        1,313      5.59        584      5.55      1,134      5.55        585      5.42
 Long-Term Debt                                   676      6.39        665      6.24        678      6.40        722      6.27
 Junior Subordinated Debentures                    99      8.79         99      8.79         99      8.84         99      8.84
   Total Interest Bearing Liabilities           6,390      5.43      5,651      5.44      6,205      5.43      5,624      5.39
 Noninterest Bearing Deposits                     534                  396                  531                  443
 Other Liabilities                                152                  157                  160                  166
 Shareholders' Equity                             685                  552                  670                  539
   Total Liabilities and Shareholders' Equity  $7,761               $6,756               $7,566               $6,772

Net Interest Spread                                        3.20%                3.40%                3.28%                3.38%

Net Interest Margin                                        3.81%                4.08%                3.89%                4.05%

Provident Financial Group, Inc. and Subsidiaries
Consolidated Quarterly Nonperforming Assets
(unaudited)
(Dollars In Thousands)
Table 3.
                                                                           Quarter Ended
                                                       June         Mar.         Dec.         Sep.         June
                                                       1998         1997         1997         1997         1997
Nonaccrual Loans: (1)
 Commercial Lending:
   Commercial and Financial                            $42,413      $32,746      $37,800      $28,551      $27,230
   Mortgage                                                335          335          335          553            -
   Construction                                              -            -           27           87           27
   Lease Financing                                      11,862        7,046        4,798        5,481        7,292
 Consumer Lending:
   Instalment                                                -            -            -           14            -
   Residential                                           3,314        3,287        3,459        2,239        2,028
   Lease Financing                                           -            -            -            -            -
     Total Nonaccrual Loans                             57,924       43,414       46,419       36,925       36,577

Renegotiated Loans (2)                                   9,196        9,327          377          257          246
   Total Nonperforming Loans                            67,120       52,741       46,796       37,182       36,823

Other Real Estate and Equipment Owned:
   Commercial                                            2,247        4,330       11,207       11,088        8,820
   Residential                                             983        1,124        1,079        1,662        3,369
   Land                                                     91           92          110           15           68
     Total                                               3,321        5,546       12,396       12,765       12,257

     Total Nonperforming Assets                        $70,441      $58,287      $59,192      $49,947      $49,080

Loans 90 Days Past Due Still Accruing                  $10,058      $17,109       $9,811      $10,504      $20,460

Total Loans and Leases                               5,588,006    5,265,159    5,051,842    5,105,578    5,205,897

Reserve for Loan and Lease Losses                       75,472       72,837       71,980       75,242       78,296

Total Assets                                         7,801,614    7,699,935    7,123,659    7,079,578    6,985,035

Reserve for Loan and Lease Losses as a Percent of:
  Nonperforming Loans                                   112.44%      138.10%      153.82%      202.36%      212.63%
  Nonperforming Assets                                  107.14%      124.96%      121.60%      150.64%      159.53%
  Total Loans and Leases                                  1.35%        1.38%        1.42%        1.47%        1.50%

Nonperforming Loans as a % of Total
  Loans and Leases                                        1.20%        1.00%         .93%         .73%         .71%


Nonperforming Assets as a Percent of:
  Total Loans, Leases  and Other Real Estate              1.26%        1.11%        1.17%         .98%         .94%
  Total Assets                                             .90%         .76%         .83%         .71%         .70%

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


Item 4.  Submission of Matters to a Vote of Security Holders

Registrant's annual meeting of shareholders was held on May 28, 1998. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and the following matters were voted upon and approved by the shareholders as indicated below.

                                   Votes        Votes
                                    For        Against     Abstentions
Election of the following directors:
(a)Jack M. Cook                  39,775,186       25,911        48,966
(b)Allen L. Davis                39,754,702       25,911        69,450
(c)Thomas D. Grote, Jr.          39,777,058       25,911        47,094
(d)Robert L. Hoverson            39,775,589       25,911        48,563
(e)Philip R. Myers               39,777,883       25,911        46,269
(f)Joseph A. Pedoto              39,773,165       25,911        50,987
(g)Sidney A. Peerless            39,765,094       25,911        59,058
(h)Joseph A. Steger              39,722,667       25,911       101,485


Item 5.  Other Information

The form of Proxy for Provident Financial's Annual Meeting of Shareholders grants authority to the designated proxies to vote in their discretion on any matters that come before the meeting except for those set forth in Provident Financial's Proxy Statement and except for matters as to which adequate notice is received. In order for a notice to be deemed adequate for the 1999 Annual Shareholders' Meeting, it must be received prior to March 14, 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits filed:

       Exhibit 10 - Material Contract

       Exhibit 27.1 - Financial Data Schedule for June 30, 1998

       Exhibit 27.2 - Restated Financial Data Schedule for
                      June 30, 1997


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





                                       Provident Financial Group, Inc.
                                                  Registrant





Date:  August 12, 1998                      \s\ John R. Farrenkopf
                                              John R. Farrenkopf
                                              Vice President and
                                           Chief Financial Officer