Form 10-Q
period 1998-09-30
PROVIDENT FINANCIAL GROUP INC
filed 1998-11-16
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                       Commission File
September 30, 1998                                        No. 1-8019


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

                      Yes    X         No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, without par value, outstanding at October 30, 1998 is 42,889,761.


                 Please address all correspondence to:

                          John R. Farrenkopf
              Vice President and Chief Financial Officer
                    Provident Financial Group, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

                PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)
                                                              September 30, December 31,
                                                                  1998          1997
                                                               (Unaudited)
                            ASSETS
Cash and Noninterest Bearing Deposits                             $202,240      $274,521
Federal Funds Sold and Reverse Repurchase Agreements                36,000         1,720
Trading Account Securities                                          98,761             -
Investment Securities Available for Sale
  (amortized cost - $1,600,102 and $1,371,303)                   1,608,520     1,371,507
Loans and Leases (Net of Unearned Income):
  Commercial Lending:
    Commercial and Financial                                     3,380,275     2,733,556
    Mortgage                                                       446,994       469,505
    Construction                                                   395,704       305,150
    Lease Financing                                                179,399       340,302
  Consumer Lending:
    Instalment                                                     734,060       624,340
    Residential - Held for Sale                                     93,934       136,183
    Lease Financing                                                449,156       442,806
      Total Loans and Leases                                     5,679,522     5,051,842
  Reserve for Loan and Lease Losses                                (76,445)      (71,980)
      Net Loans and Leases                                       5,603,077     4,979,862
Premises and Equipment                                             225,766       183,854
Other Assets                                                       506,453       312,195
                                                                $8,280,817    $7,123,659

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                           $540,054      $605,166
    Interest Bearing                                             4,562,346     4,091,132
      Total Deposits                                             5,102,400     4,696,298
  Short-Term Debt                                                1,172,458       806,125
  Long-Term Debt                                                   890,365       688,157
  Guaranteed Preferred Beneficial Interests in
    Company's Junior Subordinated Debentures                        98,863        98,817
  Accrued Interest and Other Liabilities                           291,603       197,001
      Total Liabilities                                          7,555,689     6,486,398
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized,
    Series D, 70,272 Issued                                          7,000         7,000
  Common Stock, No Par Value, 110,000,000 Shares
    Authorized, 43,324,423 and 42,325,882 Issued                    12,773        12,482
  Capital Surplus                                                  221,251       196,617
  Retained Earnings                                                489,482       417,360
  Reserve for Retirement of Capital Securities                           -         3,667
  Treasury Stock, 253,000 Shares                                   (10,850)            -
  Unrealized Gain on Marketable Securities
    (net of deferred income taxes)                                   5,472           135
      Total Shareholders' Equity                                   725,128       637,261
                                                                $8,280,817    $7,123,659

                        PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF EARNINGS
                                          (Unaudited)
                            (In Thousands, Except Per Share Amounts)
                                                   Three Months Ended    Nine Months Ended
                                                      September 30,         September 30,
                                                     1998       1997       1998       1997
Interest Income:
  Interest and Fees on Loans and Leases            $138,310   $124,683   $388,798   $366,223
  Interest on Investment Securities:
    Taxable                                          23,348     21,677     72,371     58,892
    Exempt From Federal Income Taxes                     37         86        180        213
                                                     23,385     21,763     72,551     59,105
  Other Interest Income                               3,257         66      5,088        706
      Total Interest Income                         164,952    146,512    466,437    426,034
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                      13,375      7,609     36,602     17,859
    Time Deposits                                    42,538     49,663    129,237    147,342
      Total Interest on Deposits                     55,913     57,272    165,839    165,201
  Interest on Short-Term Debt                        22,355     11,234     53,547     26,969
  Interest on Long-Term Debt                         10,841     10,359     32,374     32,806
  Interest on Junior Subordinated Debentures          2,166      2,166      6,497      6,497
      Total Interest Expense                         91,275     81,031    258,257    231,473
        Net Interest Income                          73,677     65,481    208,180    194,561
Provision for Loan and Lease Losses                   9,500      9,500     19,500     35,500
  Net Interest Income After Provision
    for Loan and Lease Losses                        64,177     55,981    188,680    159,061
Noninterest Income:
  Service Charges on Deposit Accounts                 6,878      6,331     20,079     18,238
  Other Service Charges and Fees                      9,346      6,281     38,147     25,887
  Operating Lease Income                              9,487      6,616     27,946     18,615
  Gain on Sales of Loans and Leases                  25,807     25,635     60,356     59,343
  Security Gains                                      4,061      1,196      9,777      4,449
  Other                                               1,149      2,158      6,959      9,023
    Total Noninterest Income                         56,728     48,217    163,264    135,555
Noninterest Expense:
  Compensation:
    Salaries                                         26,840     20,827     76,963     59,284
    Benefits                                          3,228      3,160     11,537      9,634
    Profit Sharing                                    1,425      1,709      3,899      4,876
  Depreciation on Operating Lease Equipment           5,503      4,601     16,027     12,762
  Occupancy                                           4,628      3,516     12,539      8,862
  Equipment Expense                                   5,755      3,989     14,769     10,874
  Professional Fees                                   4,958      3,660     13,272     10,389
  Charges and Fees                                    4,008      4,023     10,009     10,458
  Marketing                                           2,122      1,694      7,446      5,577
  Other                                              12,488     11,619     40,029     30,965
    Total Noninterest Expense                        70,955     58,798    206,490    163,681

Earnings Before Income Taxes                         49,950     45,400    145,454    130,935
Applicable Income Taxes                              17,450     15,898     50,554     45,926
  Net Earnings                                      $32,500    $29,502    $94,900    $85,009

Net Earnings Per Common Share:
  Basic                                                $.75       $.71      $2.20      $2.07
  Diluted                                               .72        .67       2.11       1.95
Average Basic Shares                                 43,095     41,152     42,912     40,855
Average Diluted Shares                               45,033     43,967     45,009     43,519

                                          PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                            (Unaudited)
                                                          (In Thousands)


                                                                         Reserve for               Unrealized
                                                                          Retirement             Gains (Losses)
                              Preferred   Common    Capital    Retained   of Capital   Treasury   on Marketable   Comprehensive
                                Stock      Stock    Surplus    Earnings   Securities    Stock      Securities       Income(1)
Balance at January 1, 1997       $7,000   $11,973   $160,586   $326,599       $6,667         $-          $3,980

  Net Earnings                                                   85,009                                                 $85,009
  Dividends Paid on:
    Preferred Stock                                                (514)
    Common Stock                                                (21,196)
  Allocation for Retirement
    of Capital Securities                                          (833)         833
  Retirement of Capital
    Securities                                                    4,000       (4,000)
  Exercise of Stock Options                   108      7,508
  Acquisitions                                262     15,771      2,701                                     143
  Change in Unrealized
    Gains (Losses) on
    Marketable Securities                                                                                    87              87
  Other                                                   81          6                                                      87

Balance at September 30, 1997    $7,000   $12,343   $183,946   $395,772       $3,500         $-          $4,210         $85,183



Balance at January 1, 1998       $7,000   $12,482   $196,617   $417,360       $3,667         $-            $135

  Net Earnings                                                   94,900                                                 $94,900
  Dividends Paid on:
    Preferred Stock                                                (593)
    Common Stock                                                (25,852)
  Allocation for Retirement
    of Capital Securities                                          (333)         333
  Retirement of Capital
    Securities                                                    4,000       (4,000)
  Exercise of Stock Options                   291     24,348
  Purchase of Treasury Stock                                                            (10,850)
  Change in Unrealized
    Gains (Losses) on
    Marketable Securities                                                                                 5,337           5,337
  Realization of Deferred
    Tax Benefit                                          286                                                                286

Balance at September 30, 1998    $7,000   $12,773   $221,251   $489,482           $-   ($10,850)         $5,472        $100,523

(1)  Comprehensive income for the three months ended September 30, 1998 and 1977 was $39,949,000 and $32,034,000, respectively.

                        PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                         (In Thousands)
                                                                   Nine Months Ended September 30,
                                                                      1998               1997
Operating Activities:
  Net Earnings                                                        $94,900           $85,009
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                              19,500            35,500
      Amortization of Goodwill                                          1,279             1,231
      Amortization of Unearned Income and Other                       (54,984)          (55,961)
      Depreciation of Premises and Equipment                           28,177            21,272
      Realized Investment Security Gains                               (9,777)           (4,449)
      Proceeds from Sale of Loans Held for Sale                       908,362           943,143
      Origination of Loans Held for Sale                             (901,598)         (672,980)
      Realized Gains on Residential Loans Held for Sale               (31,876)          (45,591)
      Realized Gains on Sale of Other Loans and Leases                (28,480)          (13,752)
      Increase in Trading Account Securities                          (98,761)                -
      Increase in Interest Receivable                                  (5,664)             (342)
      Increase in Other Assets                                       (189,873)          (28,947)
      Increase in Interest Payable                                      9,228            10,264
      Increase in Other Liabilities                                    87,072            16,687
        Net Cash Provided By (Used In) Operating Activities          (172,495)          291,084

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                             3,056,006         1,209,958
    Proceeds from Maturities and Prepayments                          566,411           105,760
    Purchases                                                      (3,773,460)       (1,529,466)
  Proceeds from Sale-Leaseback Transactions                           170,600           230,000
  Net Increase in Loans and Leases                                   (772,506)         (139,749)
  Net Increase in Operating Lease Equipment                           (47,689)          (33,856)
  Net Increase in Premises and Equipment                              (22,400)          (14,993)
  Net Cash and Cash Equivalents Received in Acquisitions                    -            13,690
    Net Cash Used In Investing Activities                            (823,038)         (158,656)

Financing Activities:
  Net Increase in Deposits                                            406,102           209,552
  Net Increase (Decrease) in Short-Term Debt                          366,333           (64,069)
  Principal Payments on Long-Term Debt                                (43,244)         (204,859)
  Proceeds From Issuance of Long-Term Debt                            240,711             1,764
  Cash Dividends Paid                                                 (26,445)          (21,710)
  Purchase of Treasury Stock                                          (10,850)                -
  Proceeds from Sale of Common Stock                                   24,639             7,616
  Net Increase in Other Equity Items                                      286                87
    Net Cash Provided By (Used In) Financing Activities               957,532           (71,619)
      Increase (Decrease) in Cash and Cash Equivalents                (38,001)           60,809
  Cash and Cash Equivalents at Beginning of Period                    276,241           278,747
    Cash and Cash Equivalents at End of Period                       $238,240          $339,556

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                         $249,030          $221,210
    Income Taxes                                                       22,000            25,000
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to
      Other Real Estate                                                 1,596            12,543
    Interest-Only Securities Created from the
      Sale of Residential Loans                                        67,361            70,969
    Common Stock Issued To Acquire Business                                 -             7,152

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

Guaranteed   Preferred  Beneficial  Interests  in   Company's   Junior
Subordinated Debentures

In 1996, Provident Financial established Provident Capital Trust I. Capital Trust issued $100 million of preferred Capital Securities to the public and $3.1 million of common to Provident Financial. Proceeds from the issuance of the capital securities were invested in Provident Financial's 8.60% Junior Subordinated Debentures, due 2026. Provident Financial fully guarantees the Capital Securities. The sole assets (excluding interest receivable on the Debentures, prepaid expenses and receivables) of Capital Trust are the Debentures.

Restricted Assets

During 1997 and 1998, Provident Financial formed Provident Auto Leasing Company, Provident Auto Rental Corporation and Provident Lease Receivables Corporation. Auto Leasing was created to avoid the administrative difficulty and expense associated with retitling leased vehicles in connection with the financing or transfer of beneficial ownership of automobile and light duty trucks subject to leases. Auto Rental's purpose is limited to the securitization and sale of leased vehicles to investors under sale-leaseback transactions. Lease Receivables' function is limited to the sale of equipment leases while retaining the servicing rights. Auto Leasing, Auto Rental and Lease Receivables are legal entities and each maintains books and records with respect to its assets and liabilities. The assets of these subsidiaries, totaling $329.4 million, are not available to secure financing or otherwise satisfy claims of creditors of Provident Financial or any of its other subsidiaries.

In order to optimize after tax yields, leased vehicles have been sold in sale-leaseback transactions where the vehicle, lease contract and residual insurance are transferred to Auto Rental, and subsequently, to a securitization trust. No gain or loss is recognized on these transactions at the time of sale.

Stock Options

Options to purchase 823,125 shares of Provident Financial Common Stock were granted during the first nine months of 1998. The options have exercise prices ranging from $42.44 to $54.47.

Off-Balance Sheet Financial Agreements

In the normal course of business, Provident Financial uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At September 30, 1998, these off-balance sheet instruments consisted of standby letters of credit of $132.4 million, commitments to extend credit of $2.3 billion and interest rate swaps with a notional amount of $1.8 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Provident Financial publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects, new banking and financial service products, Year 2000 issues and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Provident Financial notes that a variety of factors could cause its actual results and experiences to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. These risks and uncertainties include, without limitation, changes in interest rates, developments in the economies served by Provident Financial, changes in anticipated credit quality trends, changes in accounting, tax or regulatory practices or requirements and other factors noted in conjunction with forward looking statements. Forward-looking statements speak only as of the date made. Provident undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Results of Operations

Summary

Provident Financial's net earnings for the third quarter of 1998 were $32.5 million compared to $29.5 million for the third quarter of 1997. Net interest income increased by $8.2 million, or 13%, over the comparable period in 1997. The provision for loan and lease losses was $9.5 million for both periods. Noninterest income increased $8.5 million, or 18%, primarily due to increases in other service charges and fees, operating lease income and security gains. Noninterest expense increased $12.2 million, or 21%, primarily as a result of the continued expansion of Provident Consumer Financial Services, and expense related to operating leases and data processing.

For the first nine months of 1998, Provident Financial's net earnings were $94.9 million, an increase of $9.9 million, or 12%, over the 1997 period. Net interest income increased by $13.6 million, or 7%, during the first three quarters of 1998 compared to the same period of 1997. The provision for loan and lease losses decreased $16.0 million from the 1997 period. Noninterest income increased $27.7 million, or 20%, while noninterest expense increased $42.8 million, or 26%. The reasons for the increases in noninterest income and expense are the same as those noted in the quarterly comparisons above.

The following ratios compare Provident Financial's annualized returns on average assets and average equity for the first nine months of 1998 to the year 1997:

                                                    Nine Months Ended       Year Ended
                                                  September 30, 1998(1)  December 31, 1997
  Net Earnings to Average Assets                          1.63%                1.67%
  Net Earnings to Average Shareholders' Equity           18.39%               20.32%

  (1) Net earnings for the nine months ended September 30, 1998 have been annualized.

The ratio of noninterest expense to tax equivalent revenue ("efficiency ratio") was 57.1% for the first nine months of 1998 compared to 50.2% for the first nine months of 1997. For purposes of calculating the efficiency ratio, tax equivalent revenue excludes security gains or losses.

The efficiency ratio has deteriorated during 1997 and 1998. As a result, management is taking initiatives to reduce operating expenses. Free Market Partners, a database marketing division of The Provident Bank, is being downsized and integrated into the Bank's retail division. The MeritValu program is being phased out as the outlook for profit is not satisfactory. The conforming mortgage division is changing its focus from national markets to Provident Financial's regional markets only. Nine supermarket branches which overlapped traditional branches were closed. In addition, a consulting firm has been employed to explore other ways to reduce costs, increase fee income, otherwise enhance earnings through such means as improved float management, liquidity, compensating balances and working capital, and to redeploy resources to enhance revenues. As a result of these and other efforts, third quarter operating expenses were essentially unchanged from those of the second quarter.

Nonperforming assets as of September 30, 1998 were $46.6 million, a decrease of $12.6 million compared to December 31, 1997. The ratio of nonperforming assets to total loans, leases and other real estate owned was 0.82% at September 30, 1998, compared to 1.17% at December 31, 1997.

Lines of Business

For management reporting purposes, Provident Financial has eight major lines of business based on its management structure. Financial results are determined based on an assignment of balance sheet and income statement items to each business line. Activity-based costing is used to allocate expenses for centrally provided services. Matched maturity transfer pricing is used to allocate interest income and expense among the business lines.

The following table presents a summary of net earnings and managed earning assets by business line for the first nine months of 1998:

                          Net    Provision   Non-      Non-              Managed
                        Interest for Loan  Interest  Interest    Net     Earning
                         Income   Losses    Income    Expense  Earnings   Assets
                                               (In Millions)
  Commercial:
    Capital Corp          $23.9       $.6     $15.0      $4.7    $23.9     $696.2
    Commercial Banking     55.4       6.4       4.7      30.1     18.5    2,040.9
    Commercial Mortgage    19.9       (.5)       .2       2.8     13.0      908.9
    Information Leasing     9.3       2.6      23.2      13.6     10.9      266.1
    Equipment Leasing       3.5       1.8      20.0      12.9      6.5      497.1
  Retail:
    Consumer Financial
      Services              4.0        .1      35.9      30.5      7.3    1,692.1
    Consumer Lending       30.0      12.9      15.2      28.1      5.6    1,827.7
    Consumer Banking       44.7        .6      33.8      71.6      5.2      308.0
  Other                    17.5      (5.0)     15.3      12.2      4.0    1,595.6
                         $208.2     $19.5    $163.3    $206.5    $94.9   $9,832.6

A description of the lines of business follows:

Commercial:

   Capital Corp is a national provider of capital to support middle market leveraged financing transactions. Types of financing provided include senior debt, to support leveraged financings such as management buyouts, recapitalizations, acquisitions and business expansions, asset-based financing and mezzanine financing.

   Commercial Banking is comprised of five business units: Commercial Banking, Business Banking, Warehouse Lending, Corporate Services and International Services. Commercial Banking provides traditional commercial lending products and services including working capital, term and asset-based financing. Business Banking provides specialized credit products and financial services directed to the needs of small business and their owners. Warehouse Lending provides short-term financing to mortgage originators and brokers. Corporate Services provides cash management and group banking products and services to a broad range of businesses nationwide. International Services provides letters of credit, purchase and sale of foreign exchange as well as documentary examination and negotiation in foreign trade matters.

   Commercial Mortgage provides a variety of loans and services to support the commercial real estate market primarily in Ohio and the vicinity. Products and services include: land acquisition and development loans; construction loans for residential and commercial developments; and long-term loans for multi-family projects, retail shopping centers, office buildings, warehouses, light industrial buildings and distribution facilities.

   Information  Leasing  is  a full service,  small  ticket  equipment leasing company that focuses on establishing strategic relationships with high volume, quality equipment vendors and customers. Information Leasing generates its business through contractual vendor programs, master lease agreements, informal vendor relationships, acquiring transactions from other leasing concerns, and from additional equipment acquisitions from existing customers.

   Equipment Leasing provides lease and loan financing to commercial and industrial customers nationwide for the acquisition of equipment. Transactions include term loans, finance leases, operating leases and other specialized credit facilities. Asset types include corporate and commercial aircraft, construction, distribution, manufacturing and mining equipment, as well as transportation equipment such as trucks, tractors and freight containers.

Retail:

   Consumer Financial Services originates conforming and nonconforming residential loans. Characteristics of the nonconforming loans include: 90% are "B" credit grade or better, 65% are full documentation and 10% are reduced documentation, 65% have prepayment penalties, 90% to 95% are secured by first mortgages, 90% are owner occupied and, on average, have a 75% to 80% loan-to-value ratio. Consumer Financial Services has an in-house mortgage servicing department and a network platform which permits the processing of nonconforming mortgage transactions on a national basis. Consumer Financial Services is licensed to operate in all 50 states. Generally, loans originated by Consumer Financial Services are sold through securitization or whole loan sales.

   Consumer Lending provides auto loans and leases, home equity and credit card lending and other lending services to consumers. These services are provided through third party financing arrangements, direct origination programs and retail branch offices. Consumer Lending distributes credit products to customers in Provident Financial's core banking markets and through regional direct marketing programs.

   Consumer  Banking  sells and services consumer and  small  business deposits,  loans,  trust  and brokerage  services,  and  investment products. The physical distribution includes a network of fifty-seven traditional branches, thirteen in-store branches and approximately 360 ATM's (after the installation of ATM's in Wal-mart and Sam's Club stores scheduled to occur during the fourth quarter) in Ohio and Kentucky markets. Recent initiatives include deposit product improvements, the introduction of a new indexed savings account, development and implementation of a comprehensive distribution plan and the introduction of a new logo, branch signage and merchandising. The new "Personal Banker" and "Simple Truth About Banking" concepts were introduced to the market in 1997 and will provide the foundation for future marketing strategies.

Other includes the results of Treasury Services and other smaller lines of business, along with the management of interest rate risk and the net effect of transfer pricing. Also included are any unallocated managed earning assets and income and expense of administrative and support functions that were not allocated to any of the other lines of business.

Net Interest Income

See Table 1 for net interest income on a tax equivalent basis and Table 2 for consolidated average balances, average rates and net interest margin.

Net interest income on a tax equivalent basis increased approximately $13.6 million for the first nine months of 1998 over the comparable period in 1997. This increase resulted from a $17.3 million increase due to changes in volume more than offsetting the $3.7 million decrease which was caused by changes in rates. Volume changes are caused by changes in the average balances of interest earning assets and interest bearing liabilities. The net interest margin was 3.89% for the first nine months of 1998 as compared to 4.00% for the comparable period in 1997. Interest rate swaps increased the net interest margin by 12 basis points and 19 basis points during the first nine months of 1998 and 1997, respectively.

In the net interest margin tables, nonaccrual loan balances are included in the average balances for loans and leases. Fees included in interest and fees on loans and leases are as follows: third quarter 1998 - $6.7 million, third quarter 1997 - $3.1 million, year-to-date 1998 - $15.1 million, and year-to-date 1997 - $11.3 million.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $9.5 million for both the third quarter of 1998 and 1997, and $19.5 million and $35.5 million during the first nine months of 1998 and 1997, respectively. The decrease in the provision was primarily the result of lower net charge-offs incurred during the first nine months of 1998 as compared to the first nine months of 1997.

Noninterest Income

Third Quarter 1998 Compared to Third Quarter 1997

Noninterest income increased $8.5 million during the third quarter of 1998 compared to the same quarter in 1997. Service charges on deposit accounts increased primarily as a result of increased fees received on corporate demand deposit accounts and ATM usage. The increase in other service charges and fees included a distribution from a partnership, in addition to increased revenue from mortgage loan servicing and brokerage operations. The growth in operating lease income is the result of the expansion of Equipment Leasing and Information Leasing lines of business, and the excess rental income received over that paid on leased vehicles. Detail of gain on sales of loans and leases is provided below. Security gains were recognized primarily on the sale of mortgage-backed securities. Other income decreased due primarily to the receipt of additional consideration in 1997 relating to a restructured loan, and losses on trading account securities during 1998.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Noninterest income increased $27.7 million during the first nine months of 1998 compared to the same period in 1997. Service charges on deposit accounts, operating lease income, security gains and other changed for the same reasons given in the quarterly comparison. Other service charges and fees increased due to the recognition of gains and fees related to commercial lending, as well as for the reasons provided in the quarterly comparison.

Loan and Lease Sales

Provident Financial securitizes and/or sells a portion of its loans and leases, while generally retaining the servicing of the loans and leases. The proceeds from these loan and lease sales permit Provident Financial to originate a higher volume of loans and leases than would normally be possible for a bank its size. The following provides detail of the gain on sales recognized during 1998 and 1997.

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                             1998      1997      1998      1997
                                                       (In Thousands)
  Gain/(Loss) Based on Cash Received:
    Equipment Lease Securitization         $13,429        $-   $13,429        $-
    Equipment Lease Residuals                  808       257     6,016       667
    Auto Lease Sales and Terminations        1,790       950     5,478     2,802
    Conforming Residential Loan Sales
      Servicing Released                     1,153       292     4,443     5,724
    Credit Card Whole Loan Sales                 -         -     3,485         -
    Other Consumer Loan Sales                  (58)      230        72       250
    Nonconforming Whole Loan Sales              46        83       290       384
  Gain/(Loss) Based on Interest-Only
    Security Received:
    Nonconforming Loan Securitizations       8,639    13,790    27,143    39,483
    Open End Home Equity Securitization          -     6,706         -     6,706
    Closed End Home Equity Securitization        -     3,327         -     3,327
                                           $25,807   $25,635   $60,356   $59,343

Equipment leases were securitized and sold during the third quarter of 1998. The gain recognized was based on cash received, reduced by a $4.1 million provision for losses and $1.7 million of expenses incurred from the transaction.

Provident Financial sells its residential loans originated by Consumer Financial Services. The following is a summary of selected nonconforming operational data for Consumer Financial Services for the past five quarters:

                                                Quarter Ended
                             Sept. 1998 June 1998  Mar. 1998  Dec. 1997  Sept. 1997
                                                (In Millions)
  Loan Originations             $286.4     $226.2     $193.4     $266.2     $230.3
  Loan Sales                     277.5      239.2      207.8      255.2      233.2
  Gain on Sale of Loans            8.7       10.8        8.0       10.2       13.8

Included in "Investment Securities Available for Sale" are interest-only securities representing the present value of net cash flows due Provident Financial from loan securitizations and sales. Components of the interest-only securities and the underlying assumptions follow (dollars in thousands):

                                                       Closed-End   Closed-End   Open-End
                                                     Nonconforming  Conforming  Conforming
  Estimated Cash Flows of Underlying Loans,
   Net of Payments to Certificate Holders                 $242,799      $4,685      $8,390
  Less:
    Off-Balance Sheet Allowance for Loan Losses            (37,989)       (595)       (504)
    Servicing Costs and Insurance Premiums                 (28,956)       (813)     (1,333)
    Discount to Present Value                              (38,587)       (418)       (933)
  Carrying Value of Residual Interest Securities          $137,267      $2,859      $5,620

  Assumptions Used (Weighted Average)
    Prepayment Speed (initial)                                9.50%      15.00%       n/a
    Prepayment Speed (levels to)                             28.40       15.00        n/a
    Repayment Rate (overall)                                  n/a         n/a        40.00%
    Provision for Loan Losses (annual basis)                  1.06        0.30        0.15
    Provision for Loan Losses (% of original balance)         3.36        0.79        0.30
    Discount Rate                                            11.62        9.36        9.23

For securitizations prior to 1998, an allowance for loan loss was funded from future cash flows of the underlying loans, net of interest payments to the security holders. Beginning in 1998, an allowance for loan losses is funded at the time of each securitization. The funds are placed in a deposit account at Provident Bank for the benefit of the Trust. As of September 30, 1998, the allowance on the 1998 securitizations was $16.0 million.

Noninterest Expense

Third Quarter 1998 Compared to Third Quarter 1997

Noninterest expense increased $12.2 million during the third quarter of 1998 when compared to 1997. Compensation expense increased primarily as a result of the expansion of Consumer Financial Services and the acquisition of the Florida banks. The larger volume of operating leases originated by Equipment Leasing and Information Leasing has resulted in the higher depreciation expense of operating lease equipment. Occupancy expense increased primarily in the Consumer Financial Services area. Equipment expense increased primarily due to the purchase of data processing and voice communications equipment. Professional fees have increased primarily in the area of consumer lending. Marketing costs increased primarily due to solicitation efforts for retail products services. Higher data processing and communications expense were the primary reasons for the increase in other expense.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Noninterest expense increased $42.8 million during the first nine months of 1998 compared to the same period in 1997. Compensation, depreciation on operating leases, equipment expense, professional fees and other expense increased for the same reasons as given in the quarterly comparison. Occupancy expense increased primarily in the areas of Consumer Financial Services and Retail. Advertising of Retail, as well as Consumer Financial Services, resulted in the higher marketing costs.

Financial Condition

Short-Term Investments and Investment Securities

Federal funds sold and reverse repurchase agreements increased $34.3 million since December 31, 1997. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, any remainder is placed in overnight federal funds.

Beginning in 1998, Provident Financial began purchasing securities with the intention of recognizing short-term profits. These securities are carried at fair value with realized and unrealized gains and losses reported in other noninterest income. As of September 30, 1998 Provident Financial held $98.8 million in trading account securities.

Securities purchased with the intention of being held for indefinite periods of time are classified as investment securities available for sale. This category of securities increased $237.0 million during 1998 as more funds were invested in this manner.

Loans and Leases

Total loans and leases increased $627.7 million during 1998 reflecting commercial loan growth of $646.7 million. Commercial and consumer lease financing, along with residential loans decreased due to loan and lease sales or sale-leaseback arrangements. Nonconforming residential loans and commercial leases securitized during 1998 totaled $710.0 million and $211.3 million, respectively. Auto leases were removed from the balance sheet via a sale-leaseback transaction totaling $170.6 million.

The  following  table  shows the composition  of  the  commercial  and financial loan category by industry type at September 30, 1998 (dollars in millions):
                                                             Amount on
                    Type             Amount         %       Nonaccrual
  Manufacturing                      $673.6        20            $8.3
  Service Industries                  564.6        17             2.5
  Real Estate Operators/Investment    353.6        10             1.2
  Residential Warehouse Lending       332.8        10               -
  Wholesale Trade                     288.3         8             2.0
  Retail Trade                        270.5         8             2.6
  Finance & Insurance                 190.6         6              .8
  Transportation/Utilities            177.8         5              .9
  Construction                        127.7         4              .1
  Automobile Dealers                   85.0         3               -
  Other(1)                            315.8         9             2.3
     Total                         $3,380.3       100           $20.7

  (1) Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

The composition of the commercial mortgage and construction loan categories by property type at September 30, 1998 is shown in the following table (dollars in millions):

                                                             Amount on
                    Type             Amount         %       Nonaccrual
  Shopping/Retail                    $188.4        22             $.3
  Residential Development             171.6        20               -
  Office/Warehouse                    169.4        20               -
  Apartments                          116.6        14               -
  Land                                 34.5         4               -
  Auto Sales and Service               27.0         3               -
  Industrial Plants                    14.7         2               -
  Hotels/Motels                        14.7         2               -
  Churches                             12.5         1               -
  Health Facilities                     4.0         1               -
  Mobile Home Parks                      .8         -               -
  Other Commercial Properties          88.5        11               -
     Total                           $842.7       100             $.3

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

The following table shows the progression of the reserve for loan and lease losses (in thousands):

                                              1998              1997
  Balance at January 1                       $71,980           $66,693
  Provision for Loan and Lease Losses         19,500            35,500
  Acquired Reserves                                -             1,816
  Loans and Leases Charged Off               (23,133)          (36,544)
  Recoveries                                   8,098             7,777
  Balance at September 30                    $76,445           $75,242

Net charge-offs totaled $15.0 million during the first nine months of 1998 compared to $28.8 million for the same time period in 1997. During the first three quarters of 1998, net charge-offs for the commercial lending portfolio were $7.0 million, consisting primarily of commercial loans and equipment leases. Net charge-offs for the consumer lending portfolio were $8.0 million consisting principally of auto loans and leases and credit card lending. As a percentage of total loans and leases outstanding, the reserve was 1.35% at September 30, 1998 compared to 1.42% at December 31, 1997.

Table 3 shows a comparison of the major components of nonperforming assets over the past five quarters along with various asset quality ratios. Nonperforming assets decreased $12.6 million during the first nine months of 1998. Nonaccrual loans decreased $11.0 million due primarily to three loans being brought current and one loan being restructured, which was partially offset by two loans being added. Renegotiated loans increased $8.6 million due to the loan formerly on nonaccrual being restructured. Other real estate decreased $10.2 million due primarily to three commercial properties being sold. At September 30, 1998, nonperforming assets as a percentage of total loans, leases and other real estate was .82% compared to 1.17% at December 31, 1997.

Premises and Equipment

Premises and Equipment increased from $183.9 million at December 31, 1997 to $225.8 million at September 30, 1998. The 23% increase was primarily due to an increase in operating lease equipment by Equipment Leasing and Information Leasing.

Other Assets

Other assets increased $194.3 million, or 62%, during the first three quarters of 1998. The increase was due primarily to an increase in receivables arising from security sales traded but not settled until early October, and funds advanced to securitization trusts for over-collateralization, and deposited at Provident Bank.

Deposits

Deposits increased $406.1 million from December 31, 1997 to September 30, 1998. The increase was a result of increased deposits in retail and corporate premium index accounts.

Short-Term Debt

Short-term debt increased $366.3 million, or 45%, to $1.2 billion during the first nine months of 1998. The increase was due primarily to the purchase of term and overnight federal funds. The amount of federal funds purchased was used primarily to fund the warehouse lending lines and to meet reserve requirements and customer needs.

Long-Term Debt

Long-term debt increased $202.2 million, or 29%, during the first three quarters of 1998. The increase is attributable to two additional advances totaling $225 million from the Federal Home Loan Bank ("FHLB"). One borrowing of $125 million has a fixed rate of 4.66% and matures in 2008, while the other borrowing of $100 million has a fixed rate of 5.39% and matures in 1999. This debt was necessary for Provident Financial to participate in affordable housing credit real estate transactions as certain levels of FHLB borrowings are required.

Capital Resources and Adequacy

During the first nine months of 1998, shareholders' equity increased $87.9 million, or 14%, to $725.1 million. The increase in equity was primarily the result of net income exceeding dividends paid and the exercise of stock options. Dividends of $25.9 million on common stock and $593,000 on preferred stock were paid in the first three quarters of 1998.

In August 1998, Provident Financial announced that it would purchase up to 1 million shares, or approximately 2.3%, of its common stock. The purchases are to be made from time-to-time in open market or in privately negotiated transactions at the discretion of management. Shares purchased pursuant to the buy-back program will be used to fund various company benefit plans and for other corporate purposes. As of September 30, 1998, Provident Financial had purchased 253,000 shares.

The following table of ratios is important to the analysis of the adequacy of capital resources.

                                                Nine Months Ended       Year Ended
                                                September 30, 1998  December 31, 1997
  Average Shareholders' Equity to Average Assets        8.88%              8.22%
  Preferred Dividend Payout to Net Earnings              .62                .62
  Common Dividend Payout to Net Earnings               27.24              25.62
  Tier 1 Leverage Ratio                                 9.31              10.13
  Tier 1 Capital to Risk-Weighted Assets                9.37               9.81
  Total Risk-Based Capital To Risk-Weighted Assets     12.18              13.25

Capital expenditures planned by Provident Financial for building improvements and furniture and equipment in 1998 are currently estimated to be approximately $27 million. Included in this amount are projected capital expenditures for the purchase or construction of computer equipment and software, office building renovations and branch enhancements. Through September 30, 1998, approximately $23 million of these expenditures have been made.

Liquidity

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Provident Financial has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash, deposits with other banks, federal funds sold and trading account securities. Another source is the generation of new deposits. Provident Financial may borrow both short-term and long-term funds. Provident Financial has an additional $687.5 million available for borrowing under a $1 billion bank notes program. Additional sources of liquidity include the sale of investment securities and the sale of commercial and consumer loans and leases.

The major source of liquidity for Provident Financial on a parent-only basis ("the Parent") is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to the Parent at September 30, 1998 by its banking subsidiaries was approximately $268.5 million. The Parent has not received any dividends from its subsidiaries during the first nine months of 1998. An annual dividend of $51 million has been declared to be paid from The Provident Bank in November, 1998.

At September 30, 1998, the Parent had $231.3 million of short-term commercial paper outstanding. A portion of commercial paper proceeds was used to fund investment securities. Contractual lines of credit totaling $175 million have been obtained by the Parent to support its commercial paper borrowings. Also, the Parent has $40 million in general purpose lines of credit. These lines had not been used at September 30, 1998. The Parent had approximately $140.0 million in cash, interest earning deposits and federal funds sold at September 30, 1998.

Year 2000 Compliance

The Year 2000 Issue arose because many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results before, during and after January 1, 2000.

Provident Financial has been actively addressing the Year 2000 Issue since 1996 as it could result in an interruption in certain normal business activities or operations. Such interruptions could materially affect Provident Financial's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, including third party vendors and customers, Provident Financial is unable to determine at this time whether Year 2000 failures will significantly affect Provident Financial's results of operations, liquidity and financial condition. Steps taken by Provident Financial are expected to significantly reduce the level of uncertainty about the Year 2000 issues. It is management's estimate that it will cost a total of $10 million to correct all of its application systems. Since inception, Provident Financial has expensed $5.3 million for the correction of this problem. The following summarizes its Year 2000 readiness.

Mainframe Applications: Provident Financial has completed the Year 2000 code remediation and implemented the changes into production. Additionally, all third-party upgrades required to ensure Year 2000 compliance have been installed. Though Provident Financial has performed future date testing at an application level throughout the conversion and upgrade process, a fully integrated systems Millennium Verification Test has been scheduled offsite in the fourth quarter of 1998.

PC Applications: Provident Financial has established a Year 2000 PC test lab for verification of PC software applications, spreadsheets and databases. Plans call for date simulated testing to be completed on vendor purchased software, and Provident Financial written spreadsheets and databases by the end of the first quarter of 1999. As of September 30, 1998, 42% of the software has been tested to ensure Year 2000 compliance.

Environmental/Embedded Systems: Provident Financial has solicited, and received from vendors, the Year 2000 compliance information on its environmental and other embedded systems. To assist in testing these systems within the various facilities owned or leased, Provident Financial has secured the services of an outside provider. This project is currently on target to meet a June, 1999 deadline.

Third Party Interdependencies: Provident Financial has solicited, and continues to monitor, the readiness of all third party interdependencies. Testing has begun with our main interface, the Federal Reserve Bank, to verify our ACH, wire and daily cash settlement activity. Remaining Year 2000 compliance testing is scheduled to be completed during the first quarter of 1999.

Vendors/Customers: Letters and questionnaires have been sent out to significant vendors and borrowers of Provident Financial. Both vendor and customer responses are being actively monitored and updated on an on-going basis.

Contingency Plans: Year 2000 business resumption contingency plans have been developed and documented. These plans are designed to focus on Provident Financial's processes for achieving Year 2000 readiness with the assumption that all business processes, functions and applications will fail during the Year 2000 date change. These plans define processes and comprehensive procedures covering company-wide contingency strategies, financial business center sales and services, and individual business units necessary to assuring continuity or resumption of business operations in the event of Year 2000 disruptions. Master listings of external dependencies and interfaces including corporate customers, vendors, service providers, infrastructure and information sources are provided for within these plans.

Provident Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements Of Earnings
(unaudited)
(In Thousands)
Table 1.
                                                             Quarter Ended           Nine Months Ended
                                                           Sept.       Sept.         Sept.       Sept.
                                                           1998        1997          1998        1997
Total Interest Income                                    $164,952    $146,512      $466,437    $426,034
Taxable Equivalent Adjustment                                  58          89           216         253

Taxable Equivalent Interest Income                        165,010     146,601       466,653     426,287
Total Interest Expense                                     91,275      81,031       258,257     231,473

Net Interest Income                                        73,735      65,570       208,396     194,814
Provision for Loan and Lease Losses                         9,500       9,500        19,500      35,500

Taxable Equivalent Net Interest Income After
    Provision for Loan and Lease Losses                    64,235      56,070       188,896     159,314

Noninterest Income                                         56,728      48,217       163,264     135,555
Noninterest Expense                                        70,955      58,798       206,490     163,681


Taxable Equivalent Earnings Before Income Taxes            50,008      45,489       145,670     131,188

Applicable Income Taxes                                    17,450      15,898        50,554      45,926

Taxable Equivalent Adjustment                                  58          89           216         253

Net Earnings                                              $32,500     $29,502       $94,900     $85,009
Net Earnings Applicable to Common Stock                   $32,303     $29,304       $94,307     $84,495

Provident Financial Group, Inc. and Subsidiaries
Consolidated Average Balances, Rates and Yields
On a Fully Taxable Equivalent Basis
(unaudited)
(Dollars In Millions)
Table 2.
                                                                 Quarter Ended                         Nine Months Ended
                                                       Sept. 30, 1998     Sept. 30, 1997    Sept. 30, 1998     Sept. 30, 1997
                                                      Average    Avg     Average    Avg    Average    Avg     Average    Avg
                                                      Balance    Rate    Balance    Rate   Balance    Rate    Balance    Rate
Assets:
 Loans and Leases (Net of Unearned Income):
  Commercial Lending:
   Commercial and Financial                            $3,290     9.21%   $2,607     9.13%  $3,064     9.28%   $2,494     9.26%
   Mortgage                                               447    10.06       505     9.32      447     9.49       502     9.25
   Construction                                           374     8.77       301     8.83      340     8.86       289     8.80
   Lease Financing                                        378     9.42       276    10.69      358    10.88       255    10.98
  Consumer Lending:
   Instalment                                             690     9.91       850    10.25      647    10.05       878     9.92
   Residential                                            206     8.78       169     7.87      215     8.92       265     8.23
   Lease Financing                                        559     8.25       689     7.76      500     8.01       650     7.68
    Total Loans and Leases                              5,944     9.24     5,397     9.17    5,571     9.34     5,333     9.18
 Investment Securities:
  Taxable                                               1,475     6.28     1,287     6.68    1,509     6.41     1,163     6.77
  Tax-Exempt                                                3     8.25         7     7.36        5     7.45         7     6.02
    Total Investment Securities                         1,478     6.29     1,294     6.69    1,514     6.41     1,170     6.76
 Trading Account Securities                                93     5.50         -        -       63     5.51         -        -
 Federal Funds Sold and Reverse
   Repurchase Agreements                                   33     5.57         3     5.62       24     5.54        15     6.48
    Total Earning Assets                                7,548     8.67     6,694     8.69    7,172     8.70     6,518     8.74
 Cash and Noninterest Bearing Deposits                    193                164               189                147
 Other Assets                                             377                205               388                203
    Total Assets                                       $8,118             $7,063            $7,749             $6,868
Liabilities and Shareholders' Equity:
 Deposits:
  Demand Deposits                                        $259     2.22      $241     2.15     $265     2.19      $241     2.22
  Savings Deposits                                      1,154     4.10       673     3.71    1,032     4.18       577     3.21
  Time Deposits                                         2,948     5.73     3,399     5.80    3,019     5.72     3,431     5.74
   Total Deposits                                       4,361     5.09     4,313     5.27    4,316     5.14     4,249     5.20
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements                                1,335     5.64       640     5.51    1,048     5.57       503     5.40
  Commercial Paper                                        232     5.76       155     5.97      228     5.76       151     5.81
  Short-Term Notes Payable                                  2     5.55         2     5.24        2     5.88         2     5.43
   Total Short-Term Debt                                1,569     5.65       797     5.60    1,278     5.60       656     5.50
 Long-Term Debt                                           703     6.12       647     6.35      687     6.30       697     6.30
 Junior Subordinated Debentures                            99     8.69        99     8.70       99     8.79        99     8.79
   Total Interest Bearing Liabilities                   6,732     5.38     5,856     5.49    6,380     5.41     5,701     5.43
 Noninterest Bearing Deposits                             548                460               537                449
 Other Liabilities                                        114                175               144                168
 Shareholders' Equity                                     724                572               688                550
   Total Liabilities and Shareholders' Equity          $8,118             $7,063            $7,749             $6,868

Net Interest Spread                                               3.29%              3.20%             3.29%              3.31%

Net Interest Margin                                               3.88%              3.89%             3.89%              4.00%

Provident Financial Group, Inc. and Subsidiaries
Consolidated Quarterly Nonperforming Assets
(unaudited)
(Dollars In Thousands)
Table 3.
                                                                            Quarter Ended
                                                       Sept.        June         Mar.         Dec.         Sept.
                                                       1998         1998         1998         1997         1997
Nonaccrual Loans: (1)
 Commercial Lending:
   Commercial and Financial                            $20,719      $42,413      $32,746      $37,800      $28,551
   Mortgage                                                335          335          335          335          553
   Construction                                              -            -            -           27           87
   Lease Financing                                      10,732       11,862        7,046        4,798        5,481
 Consumer Lending:
   Instalment                                                -            -            -            -           14
   Residential                                           3,674        3,314        3,287        3,459        2,239
   Lease Financing                                           -            -            -            -            -
     Total Nonaccrual Loans                             35,460       57,924       43,414       46,419       36,925

Renegotiated Loans (2)                                   8,950        9,196        9,327          377          257
   Total Nonperforming Loans                            44,410       67,120       52,741       46,796       37,182

Other Real Estate and Equipment Owned:
   Commercial                                              989        2,247        4,330       11,207       11,088
   Residential                                           1,131          983        1,124        1,079        1,662
   Land                                                     91           91           92          110           15
     Total                                               2,211        3,321        5,546       12,396       12,765

     Total Nonperforming Assets                        $46,621      $70,441      $58,287      $59,192      $49,947

Loans 90 Days Past Due Still Accruing                  $13,443      $10,058      $17,109       $9,811      $10,504

Total Loans and Leases                               5,679,522    5,588,006    5,265,159    5,051,842    5,105,578

Reserve for Loan and Lease Losses                       76,445       75,472       72,837       71,980       75,242

Total Assets                                         8,280,817    7,801,614    7,699,935    7,123,659    7,079,578

Reserve for Loan and Lease Losses as a Percent of:
  Nonperforming Loans                                   172.13%      112.44%      138.10%      153.82%      202.36%
  Nonperforming Assets                                  163.97%      107.14%      124.96%      121.60%      150.64%
  Total Loans and Leases                                  1.35%        1.35%        1.38%        1.42%        1.47%

Nonperforming Loans as a % of Total
  Loans and Leases                                         .78%        1.20%        1.00%         .93%         .73%


Nonperforming Assets as a Percent of:
  Total Loans, Leases  and Other Real Estate               .82%        1.26%        1.11%        1.17%         .98%
  Total Assets                                             .56%         .90%         .76%         .83%         .71%

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



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits filed:

       Exhibit 10 - Material Contract

       Exhibit 27.1 - Financial Data Schedule for September 30, 1998

       Exhibit 27.2 - Restated Financial Data Schedule for
                      September 30, 1997


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





                                       Provident Financial Group, Inc.
                                                  Registrant





Date:  November 13, 1998                    \s\ John R. Farrenkopf
                                              John R. Farrenkopf
                                              Vice President and
                                           Chief Financial Officer