Form 10-K405/A
period 1997-12-31
PROVIDENT FINANCIAL GROUP INC
filed 1999-03-04
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K/A

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

                 Please address all correspondence to:

                         Christopher J. Carey
         Executive Vice President and Chief Financial Officer
                    Provident Financial Group, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

                  PROVIDENT FINANCIAL GROUP, INC.



                      INDEX TO ANNUAL REPORT

                          ON FORM 10-K/A




PART I

  ITEM 1.   BUSINESS                                              1
  ITEM 2.   PROPERTIES                                            3
  ITEM 3.   LEGAL PROCEEDINGS                                     4
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   4

PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                           5
  ITEM 6.   SELECTED FINANCIAL DATA                               6
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                   7
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                          35
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          35
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                  68

PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   68
  ITEM 11.  EXECUTIVE COMPENSATION                               68
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                       68
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       68

PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K                                          68

SIGNATURES                                                       71

                                PART I

ITEM 1.  BUSINESS

Provident Financial Group, Inc.

Provident  Financial  is  a Cincinnati-based  commercial  banking  and financial services company with banks in Ohio, northern Kentucky and southwestern Florida. In recent years, Provident Financial expanded its operations to provide financial services on a national scale. At December 31, 1997, Provident Financial had total assets of $7.1 billion, managed loans and leases of $6.6 billion, deposits of $4.7 billion and shareholders' equity of $626 million.

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

Restatement of Financial Results

For 1996 and 1997, Provident Financial used the "cash-in" method to calculate gains on securitization of loans. During the fourth quarter of 1998, the Financial Accounting Standards Board and Securities and Exchange Commission indicated that the "cash-out" method is the only acceptable method to calculate gains. Accordingly, Provident Financial changed the methodology used in the calculation of gains for 1996 and 1997. The change in methodology reduced 1997 net income by $7.9 million or 18 cents per share to $107.4 million or $2.45 per share and reduced 1996 net income by $3.1 million or 7 cents per share to $78.1 million or $1.87 per share. See Note R included in "Notes to Consolidated Financial Statements".

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

There are various legal and regulatory limits on the extent to which Provident Financial's subsidiary banks may pay dividends or otherwise supply funds to Provident Financial. In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. See ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity" and Note S included in "Notes to Consolidated Financial Statements".

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

At February 28, 1998, there were approximately 4,200 holders of record of Provident Financial's Common Stock.

In 1997 and 1996 Provident Financial paid dividends on its Common Stock of $29.7 million and $21.4 million and on its Preferred Stock of $.7 million and $.5 million, respectively. Provident Financial has indicated its intention to pay annual dividends of approximately 30% of recurring net earnings. It is expected that in the next several years, Provident Financial's revenues will consist principally of dividends paid to it by its subsidiaries and interest generated from lending and investing activities. A discussion of limitations and restrictions on the payment of dividends by subsidiaries to Provident Financial is contained under ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity" and Note S included in "Notes to Consolidated Financial Statements".

ITEM 6.  SELECTED FINANCIAL DATA

                                 Five Year                             For Year Ended December 31,
                               Annual Compound     1997            1996        1995       1994       1993       1992
                               Growth Rate    As Restated (1) As Restated (1)
                                                         (Dollars In Thousands Except Per Share Amounts)
Earnings:
 Total Interest Income                14.7%       $571,812        $520,325   $462,396   $345,829   $286,839   $287,622
 Total Interest Expense               16.8         309,212         280,257    259,747    163,871    124,003    142,362
  Net Interest Income                 12.6         262,600         240,068    202,649    181,958    162,836    145,260
 Provision for Loan and Lease Losses  25.0          44,750          47,000     14,000     12,000     12,000     14,663
  Net Interest Income After Provision
   for Loan and Lease Losses          10.8         217,850         193,068    188,649    169,958    150,836    130,597
 Noninterest Income                   28.4         172,658         101,437     61,837     38,468     41,461     49,478
 Noninterest Expense                  16.0         225,978         175,162    143,320    120,889    112,980    107,776
  Earnings Before Income Taxes
  and Effect of Changes in
  Accounting Principles               17.9         164,530         119,343    107,166     87,537     79,317     72,299
 Applicable Income Taxes              16.6          57,093          41,198     35,306     29,871     28,045     26,535
 Effect of Changes in
  Accounting Principles             (100.0)              -               -          -          -          -     (2,146)
  Net Earnings                        19.8        $107,437         $78,145    $71,860    $57,666    $51,272    $43,618

Per Common Share Data:
 Basic Earnings (2)                   16.8%          $2.59           $1.96      $1.98      $1.56      $1.39
 Diluted Earnings (2)                 18.1            2.45            1.87       1.75       1.40       1.26
 Dividends Paid                       19.1             .72             .54        .47        .42        .36       $.30
 Basic Book Value                     14.6           14.69           12.54      10.78       9.16       8.62       7.42
 Diluted Book Value                   13.7           13.98           12.04      10.48       8.75       8.32       7.36

Balances at December 31:
 Total Investment Securities          20.3%     $1,381,707      $1,028,207   $959,904   $685,920   $701,505   $547,251
 Total Loans and Leases               11.7       5,051,842       5,311,448  4,896,076  4,204,538  3,389,888  2,900,761
 Total Managed Loans and Leases       17.8       6,584,528       5,568,709  4,896,076  4,204,538  3,389,888  2,900,761
 Reserve for Loan and Lease Losses    15.4          71,980          66,693     60,235     51,979     40,542     35,144
 Total Assets                         12.3       7,106,859       6,824,388  6,205,351  5,411,491  4,698,433  3,979,888
 Noninterest Bearing Deposits          7.2         605,166         554,262    523,631    452,458    422,689    427,776
 Interest Bearing Deposits             8.6       4,091,132       4,042,218  3,654,920  3,616,191  2,808,938  2,702,278
 Total Deposits                        8.5       4,696,298       4,596,480  4,178,551  4,068,649  3,231,627  3,130,054
 Long-Term Liabilities                82.7         786,974         949,913    820,083    383,433    275,527     38,643
 Total Shareholders' Equity           16.1         626,341         513,750    432,537    359,351    335,892    296,465

Other Statistical Information:
 Return on Average Assets                             1.56%           1.23%      1.29%      1.24%      1.30%      1.20%
 Return on Average Equity                            19.13           17.03      18.37      16.64      16.33      17.05
 Dividend Payout Ratio                               28.15           28.12      26.17      30.62      30.60      29.08

Capital Ratios at December 31:
 Total Equity to Total Assets                         8.81%           7.53%      6.97%      6.64%      7.15%      7.45%
 Tier 1 Leverage Ratio                                9.94            8.97       7.13       7.21       7.88       7.87
 Tier 1 Capital to Risk-Weighted Assets               9.67            9.19       7.52       7.86       8.89       9.20
 Tier 2 Capital to Risk-Weighted Assets               3.44            3.81       4.25       4.99       3.35       1.51
 Total Risk-Based Capital to
  Risk-Weighted Assets                               13.11           13.00      11.77      12.85      12.24      10.71

Loan Quality Ratios at December 31:
 Reserve for Loan and Lease Losses
  to Total Loans and Leases                           1.42%           1.26%      1.23%      1.24%      1.20%      1.21%
 Reserve for Loan and Lease Losses
  to Nonperforming Loans                            153.82          304.51     142.57     714.29     222.97     138.44
 Nonperforming Loans to Total
  Loans and Leases                                    0.93            0.41       0.86       0.17       0.54       0.88

(1) The financial data as of and for the years ended December 31, 1997 and 1996 was restated as described in Note R to the Consolidated Financial Statements.

(2) Earnings per share amounts prior to 1997 have been restated as required to comply with SFAS No. 128, "Earnings Per
    Share". Historical earnings per share for the year ended December 31, 1992 are not presented above because they are not meaningful due to the conversion merger transactions with four mutual savings and loan associations in 1992.
    The annual compound growth rate provided represents a four year growth rate rather than five years.

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

TABLE  1:   Net  Earnings and Managed Earning  Assets  by  Line  of
Business

                           Net    Provision  Non-        Non-                       Managed
                         Interest for Loan   Interest  Interest   Income    Net     Earning
                          Income   Losses    Income     Expense   Taxes   Earnings   Assets
                                                    (In Millions)
Regional:
 Commercial Banking        $60.5     $11.1       $3.8     $22.1    $10.9    $20.2   $1,439.9
 Commercial Mortgage        24.2        .8         .3       4.1      6.8     12.8      802.0
 Retail                     53.8         -       25.8      60.2      6.8     12.6      n.m.
 Consumer Lending           43.2      16.0       18.3      29.4      5.6     10.5    1,638.6
  Total Regional           181.7      27.9       48.2     115.8     30.1     56.1    3,880.5
National:
 Consumer Financial
  Services                  11.6        .5 (1)   46.5      25.9     11.2     20.5    1,174.6
 Capital Corporation        30.1       6.2       11.0       6.1     10.1     18.7      623.8
 Equipment Leasing           5.0        .9       19.6      14.7      3.2      5.8      460.7
 Information Leasing         8.6       1.6       10.8      12.9      1.7      3.2      193.1
 Value Systems                 -         -          -       9.1     (3.1)    (6.0)     n.m.
  Total National            55.3       9.2       87.9      68.7     23.1     42.2    2,452.2
 Other                      25.6       7.7       36.6      41.5      3.9      9.1    1,690.8
                          $262.6     $44.8     $172.7    $226.0    $57.1   $107.4   $8,023.5

(1) An additional $29.3 million of off-balance sheet provision for credit losses pertaining to managed earning assets was established during 1997. See Note C, included in "Notes to
    Consolidated Financial Statements" for further details.

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

Generally, loans originated by Consumer Financial Services are sold through securitization or whole loan sales. Sale of residential loans resulted in the recognition of approximately $44 million in gains during 1997.

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

Restatement of Financial Results

For 1996 and 1997, Provident Financial used the "cash-in" method to calculate gains on the securitization of loans. During the fourth quarter of 1998, the Financial Accounting Standards Board and Securities and Exchange Commission indicated that the "cash-out" method is the only acceptable method to calculate gains. Accordingly, Provident Financial changed the methodology used in the calculation of gains for 1996 and 1997. The change in methodology reduced 1997 net income by $7.9 million or 18 cents per share to $107.4 million or $2.45 per share and reduced 1996 net income by $3.1 million or 7 cents per share to $78.1 million or $1.87 per share.

While the total amount of revenue recognized over the term of a securitization transaction is the same under either method, the cash-out method results in lower initial gains on the sale of loans and higher subsequent interest income from the accretion of the additional cash-out discount. Thus, the reductions in previously reported earnings resulting from retroactive application of the change will generally be recognized in subsequent period earnings as interest income. See Note R included in "Notes to Consolidated Financial Statements".

Performance Review

The following table summarizes three-year financial data for Provident Financial, along with calculated variances from the prior year:

TABLE 2:  Three-Year Variance Schedule

                              1997               1996               1995
                       Amount $ Chg % Chg Amount $ Chg % Chg Amount $ Chg % Chg
                               (Dollars in Millions Except Per Share Data)
Net Interest Income     $263   $23     9%  $240   $37    18%  $203   $21    11%
Noninterest Income       173    72    70    101    39    64     62    24    61
Total Revenue            436    95    28    341    76    29    265    45    20
Provision for Loan
 and Lease Losses         45    (2)   (5)    47    33   236     14     2    17
Noninterest Expense      226    51    29    175    32    22    143    22    19
Net Earnings             107    29    37     78     6     9     72    14    25
Total Loans and Leases 5,052  (259)   (5) 5,311   415     8  4,896   691    16
Total Assets           7,107   283     4  6,824   619    10  6,205   794    15
Total Deposits         4,696   100     2  4,596   417    10  4,179   110     3
Long-Term Liabilities    787  (163)  (17)   950   130    16    820   437   114
Stockholders' Equity     626   112    22    514    81    19    433    74    20
Per Common Share:
  Diluted Book Value   13.98  1.94    16  12.04  1.56    15  10.48  1.73    20
  Diluted Earnings      2.45  0.58    31   1.87  0.12     7   1.75  0.35    25

Provident Financial reported net earnings of $107.4 million for 1997 compared to $78.1 million for 1996 and $71.9 million for 1995. Earnings per diluted share increased 311% during 1997 to $2.45, compared to $1.87 for 1996 and $1.75 for 1995. Contributing to the increased earnings for 1997 and 1996 were higher revenues in both net interest income and noninterest income. Noninterest income outpaced net interest income in its rate of growth during this three-year time period as a result of Provident Financial's emphasis on fee revenue, primarily in the securitization and sale of nonconforming residential loans. The growth in net interest income was a result of improved interest margins and growth in the loan and lease portfolio.

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

Provident  Financial's  reliance   on  long-term  liabilities  (long-
term debt plus junior subordinated debentures) has fluctuated over the past three years based on funding needs. Provident Financial has reduced its dependence on long-term liabilities by securitizing nonconforming residential loans, the sale and leaseback of vehicles under lease and the sale of seasoned residential loans.

Shareholders' equity has grown steadily during the past three years at a 19% to 22% growth rate per year. This growth has come primarily from retained earnings of Provident Financial, exercise of stock options and shares of stock distributed in connection with acquisitions. Due to the growth of shareholders' equity exceeding that of total assets and the issuance of junior subordinated debentures which qualify as Tier 1 capital, equity to asset and risk-based capital ratios have improved over the three-year time period.

The  overall   performance  of  Provident   Financial  has   improved
over the past three years as supported by various performance measurement ratios. These ratios include the net interest margin (net interest income to total interest earning assets), the efficiency ratio (noninterest expense to tax equivalent revenue, excluding non-recurring items and security gains/losses), return on assets (net earnings to average total assets) and return on equity (net earnings to average total equity). The following table provides a comparison of these and other performance ratios:

TABLE 3:  Selected Performance Ratios

                                               1997     1996    1995
Net Interest Margin                            4.03%    3.96%   3.82%
Efficiency Ratio                              53.06    48.89   56.07
Return on Average Assets                       1.56     1.23    1.29
Return on Average Equity                      19.13    17.03   18.37
Average Equity to Average Assets               8.14     7.22    7.02
Common Dividend Payout to Net Earnings        27.49    27.43   22.78
Preferred Dividend Payout to Net Earnings       .66      .69    3.39

DETAILED EARNINGS ANALYSIS

Net Interest Income

Net interest income equals the difference between interest earned on loans, leases and investments and interest incurred on deposits and other borrowed funds. Net interest income is affected by changes in both interest rates and the amounts of interest earning assets and interest bearing liabilities outstanding.

Net  interest   margin   represents   net   interest    income  as  a
percentage of total interest earning assets. The net interest margin, on a fully taxable equivalent basis, was 4.03%, 3.96% and 3.82% for 1997, 1996 and 1995, respectively. The improvement in net interest margin over the three years is primarily due to the following:

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

  Interest  Free  Funds --  Interest  free  funds  (interest   earning
  assets less interest bearing liabilities) increased $103.3 million (14%) in 1997 and $102.3 million (16%) in 1996. Such funds, consisting primarily of demand deposits and shareholders' equity, supported 13% of total interest earning assets in 1997 and 12% in 1996 and 1995.

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

TABLE 4:  Net Interest Income, Average Balances and Rates

                                                          Year Ended December 31,
                                           1997                     1996                     1995
                                  Average  Income/ Average Average  Income/ Average Average  Income/ Average
                                  Balance  Expense  Rate   Balance  Expense  Rate   Balance  Expense  Rate
                                                           (Dollars in Millions)
ASSETS
Interest Earning Assets:
 Loans and Leases:
  Commercial Lending:
   Commercial and Financial      $2,581.0  $239.9   9.29% $2,286.2  $212.0   9.27% $2,031.9  $202.1   9.95%
   Mortgage                         495.6    46.6   9.40     457.6    41.5   9.07     428.7    39.2   9.15
   Construction                     291.9    25.7   8.81     242.1    21.5   8.89     207.3    19.5   9.40
   Lease Financing                  267.1    29.7  11.12     141.5    11.4   8.02     103.1     7.8   7.54
  Consumer Lending:
   Instalment                       813.5    80.7   9.93     972.9    92.4   9.50     945.6    86.0   9.10
   Residential                      268.5    21.9   8.14     460.3    39.0   8.47     487.9    39.2   8.03
   Lease Financing                  616.4    47.8   7.76     457.7    34.3   7.49     249.4    17.8   7.15
    Total Loans and Leases        5,334.0   492.3   9.23   5,018.3   452.1   9.01   4,453.9   411.6   9.24
 Investment Securities:
  Taxable                         1,164.2    78.5   6.74   1,026.8    67.0   6.53     835.2    49.6   5.94
  Tax-Exempt                          8.3      .5   6.13      14.3      .9   6.10      10.3      .6   5.79
   Total Investment Securities    1,172.5    79.0   6.74   1,041.1    67.9   6.52     845.5    50.2   5.94
 Federal Funds Sold and Reverse
  Repurchase Agreements              15.3      .9   5.71      17.9      .9   5.25      18.2     1.0   5.75
Total Earning Assets              6,521.8   572.2   8.77%  6,077.3   520.9   8.57%  5,317.6   462.8   8.70%
Cash and Noninterest
 Bearing Deposits                   155.9                    140.8                    146.1
Other Assets                        218.4                    136.3                    112.0
 Total Assets                    $6,896.1                 $6,354.4                 $5,575.7
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest Bearing Liabilities:
 Deposits:
  Demand Deposits                  $246.3     5.5   2.22%   $253.5     4.9   1.93%   $255.4     5.3  2.08%
  Savings Deposits                  629.9    22.2   3.52     578.1    15.7   2.71     645.7    20.2   3.13
  Time Deposits                   3,378.2   193.8   5.74   2,989.5   172.3   5.76   2,702.5   166.9   6.17
   Total Deposits                 4,254.4   221.5   5.21   3,821.1   192.9   5.05   3,603.6   192.4   5.34
 Short-Term Debt:
  Federal Funds Purchased
   and Repurchase Agreements        493.8    26.4   5.34     610.0    32.2   5.27     489.9    28.6   5.85
  Commercial Paper                  156.9     9.2   5.86     143.6     7.9   5.49     141.5     8.4   5.93
  Short-Term Notes Payable            1.6      .1   5.23       1.7      .1   5.29       1.5      .1   5.57
   Total Short-Term Debt            652.3    35.7   5.46     755.3    40.2   5.31     632.9    37.1   5.86
 Long-Term Debt                     687.3    43.4   6.32     765.8    46.4   6.05     457.8    30.2   6.60
 Junior Subordinated Debentures      98.8     8.6   8.77       9.5      .8   8.62         -       -      -
Total Interest Bearing
 Liabilities                      5,692.8   309.2   5.43%  5,351.7   280.3   5.24%  4,694.3   259.7   5.53%
Noninterest Bearing Deposits        451.0                    398.8                    391.9
Other Liabilities                   190.7                    144.9                     98.4
Shareholders' Equity                561.6                    459.0                    391.1
Total Liabilities and
 Shareholders' Equity            $6,896.1                 $6,354.4                 $5,575.7
Net Interest Income                        $263.0                   $240.6                   $203.1
Net Interest Margin                                 4.03%                    3.96%                    3.82%
Net Interest Spread                                 3.34%                    3.33%                    3.17%

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
Interest Earned On:
   Loans and Leases:
      Commercial Lending:
         Commercial and Financial   $27,395       $486    $24,184    $(14,295)
         Mortgage                     3,532      1,522      2,632        (345)
         Construction                 4,384       (204)     3,138      (1,093)
         Lease Financing             12,790      5,561      3,055         522
      Consumer Lending:
         Instalment                 (15,676)     4,018      2,523       3,843
         Residential                (15,670)    (1,444)    (2,277)      2,088
         Lease Financing             12,276      1,298     15,559         884
            Net Loans and Leases     29,031     11,237     48,814      (8,396)
   Investment Securities:
      Taxable                         9,206      2,276     12,169       5,218
      Tax-Exempt                       (364)         4        238          33
   Federal Funds Sold                  (148)        79        (14)        (90)
         Total                       37,725     13,596     61,207      (3,235)
Interest Paid On:
   Demand Deposits                     (143)       712        (39)       (376)
   Savings Deposits                   1,502      5,001     (1,990)     (2,513)
   Time Deposits                     22,303       (865)    16,996     (11,536)
      Total Deposits                 23,662      4,848     14,967     (14,425)
   Short-Term Debt:
      Federal Funds Purchased        (6,200)       394      6,529      (3,008)
      Commercial Paper                  762        561        123        (634)
      Short-Term Notes Payable           (6)        (1)        11          (4)
         Total Short-Term Debt       (5,444)       954      6,663      (3,646)
   Long-Term Debt                    (4,907)     1,996     18,837      (2,702)
   Junior Subordinated Debentures     7,832         14        816           -
         Total                       21,143      7,812     41,283     (20,773)
Net Interest Income                 $16,582     $5,784    $19,924     $17,538

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

Noninterest Income

Table 6 details the components of noninterest income and their change since 1995:

TABLE 6:  Noninterest Income

                                 	                                          Percentage
                                                                          (Increase Decrease)
                                        1997        1996        1995      1997/96     1996/95
                                               (In Thousands)
 Service Charges on Deposit Accounts    $24,752     $21,537    $17,114       14.9%       25.8%
 Other Service Charges and Fees          37,058      29,328     20,800       26.4        41.0
 Operating Lease Income                  26,207      10,033      7,024      161.2        42.8
 Gain on Sales of Loans and Leases       60,883      26,255      6,584      131.9       298.8
 Security Gains (Losses)                  9,713          96        (86)      n.m.        n.m.
 Other                                   14,045      14,188     10,401       (1.0)       36.4
                                       $172,658    $101,437    $61,837       70.2%       64.0%

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

  Gain on Sales of Loans and Leases -- Beginning in 1996, Provident Financial has securitized and sold a large portion of their newly originated residential loans. The larger gains have been from the sale of nonconforming residential loans ($37.4 million in 1997 and $19.5 million in 1996), conforming residential loans ($6.2 million in 1997 and $2.2 million in 1996), closed-end home equity loans ($3.7 million in 1997) and open-ended home equity loans ($6.7 million in 1997).

  Gain on sales of real estate loans contributed to 12% and 6% of Provident Financial's total revenue (net interest income plus noninterest income) for 1997 and 1996, respectively. These gains are primarily attributable to the development of the Consumer Financial Services division in 1995. No assurance can be provided that the levels of originations and favorable interest rates will continue to permit the recognition of such gains on sale of loans into future years.

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

FINANCIAL CONDITION ANALYSIS

Investment Securities

Investment securities represented approximately 18% of average earning assets in 1997, compared to 17% in 1996 and 16% in 1995. The amortized cost and market value of investment securities available for sale at the dates indicated are summarized in Table 8:

TABLE 8:  Investment Securities

                                             Amortized Cost at December 31,
                                                1997        1996       1995
                                                       (In Thousands)
  U.S. Treasury and Federal Agency Debentures   $17,251     $83,307  $191,445
  State and Political Subdivisions               10,200       5,270         -
  Mortgage-Backed Securities                  1,044,304     654,444   629,902
  Asset-Backed Securities                       252,142     200,071    60,000
  Other Securities                               57,606      78,992    74,647
      Total Securities                       $1,381,503  $1,022,084  $955,994

                                              Market Value at December 31,
                                                1997        1996       1995
                                                       (In Thousands)
  U.S. Treasury and Federal Agency Debentures   $17,401     $83,741  $191,460
  State and Political Subdivisions               10,396       5,270         -
  Mortgage-Backed Securities                  1,043,811     658,325   633,714
  Asset-Backed Securities                       252,009     200,160    59,892
  Other Securities                               58,090      80,711    74,838
      Total Securities                       $1,381,707  $1,028,207  $959,904

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

TABLE 9:  Investment Securities Yields and Maturities

                                      Fixed Rate           Floating Rate
                                                                   Weighted
                                              Weighted             Average
                                              Average              Yield On
                                   Amortized  Yield To  Amortized  Current
                                     Cost     Maturity    Cost   Coupon Rates
                                              (Dollars in Thousands)
U.S. Treasury and Federal Agency
  Debentures:
    Due in one year or less          $8,808        5.70%       $17       13.51%
    Due after 1 through 5 years       8,071        6.96          -           -
    Due after 5 through 10 years          -           -        170        7.26
    Due after 10 years                    -           -        185        6.55
      Total                         $16,879        6.30%      $372        7.19%

State and Political Subdivisions:
    Due in one year or less          $6,004        6.09%        $-           -%
    Due after 1 through 5 years         304        6.77          -           -
    Due after 5 through 10 years        741        7.53          -           -
    Due after 10 years                3,151        8.36          -           -
      Total                         $10,200        6.91%        $-           -%

Mortgage-Backed Securities:
    Due in one year or less        $205,833        5.82%    $7,896        6.28%
    Due after 1 through 5 years     536,153        6.78    189,141        8.17
    Due after 5 through 10 years     48,495        7.53     21,758        6.29
    Due after 10 years               34,639        7.24        389        6.81
      Total                        $825,120        6.60%  $219,184        7.91%

Asset-Backed Securities:
    Due in one year or less         $50,163        6.70%        $-           -%
    Due after 1 through 5 years      51,935        6.41     75,055        6.16
    Due after 5 through 10 years     74,989        6.68          -           -
    Due after 10 years                    -           -          -           -
      Total                        $177,087        6.61%   $75,055        6.16%

Other Securities:
    Due in one year or less            $836        6.85%      $199        6.46%
    Due after 1 through 5 years           -           -        495        7.85
    Due after 5 through 10 years        250        6.75        250        7.00
    Due after 10 years               55,576           -          -           -
      Total                         $56,662        6.83%      $944        7.33%

Loans and Leases

Average net loans and leases were 81% of total average earning assets for both 1997 and 1996. During these two years, the composition of the lending portfolio changed significantly. Consumer loans and leases, as a percent of net loans and leases, decreased from 36% at December 31, 1996 to 24% at December 31, 1997, due primarily to the sale of consumer loans. During 1997, Provident Financial sold $1,183.0 million in residential loans and $244.5 million in home equity loans. In addition, Provident Financial sold and leased back $342.3 million of automobiles which had previously been accounted for as consumer lease financings, but are now accounted for as off-balance sheet operating leases. As a result of loans being sold with servicing retained and the sale-leaseback transactions, Provident Financial has a total of $1.5 billion of managed loans and leases not included in the lending portfolio as of year-end 1997. Provident Financial does not have a material exposure to foreign, energy or agricultural loans. Table 10 shows loans and leases outstanding at period end by type of loan:

TABLE 10:  Loan and Lease Portfolio Composition

                                                           December 31,
                               1997            1996            1995            1994            1993
                            $       %       $       %       $       %       $       %       $       %
                                                         (Dollars in Millions)
Commercial Lending:
 Commercial and Financial 2,734    54.9   2,405    45.8   2,251    46.5   1,878    45.2   1,487    44.4
 Mortgage                   470     9.4     476     9.1     449     9.3     420    10.1     398    11.9
 Construction               305     6.1     284     5.4     266     5.5     172     4.2     140     4.2
 Lease Financing            340     6.8     239     4.6     129     2.7     110     2.6     101     3.0
Consumer Lending:
 Instalment                 624    12.6     924    17.6   1,001    20.7     931    22.4     764    22.8
 Residential - Held for S   136     2.7      74     1.4       -       -       -       -       -       -
 Residential - Portfolio      -       -     318     6.1     466     9.6     508    12.2     500    14.9
 Lease Financing            443     8.9     592    11.3     334     6.9     186     4.5       -       -
  Total Loans and Leases  5,052           5,312           4,896           4,205           3,390
Reserve for Loan and
 Lease Losses               (72)   (1.4)    (67)   (1.3)    (60)   (1.2)    (52)   (1.2)    (41)   (1.2)
                          4,980   100.0   5,245   100.0   4,836   100.0   4,153   100.0   3,349   100.0

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

Table 12 shows the composition of commercial mortgage and construction loans by loan and property type at December 31, 1997:

TABLE 12:  Commercial Mortgage and Construction Loans

                           Investor  Developer  Owner  Occupied  Owner   Operator          Amount on
Type                       Mortgage  Const.   Mortgage Const.   Mortgage   Const.   Total  Nonaccrual
                                                         (In Millions)
Apartments                   $65.3   $46.8     $2.8      $.3       $-       $-     $115.2         $-
Office / Warehouse            87.0    41.6     24.4     16.7        -        -      169.7          -
Residential Development       13.5    80.5     11.2     10.8        -        -      116.0          -
Shopping Centers             115.8    55.2     12.1        -        -        -      183.1         .4
Land                          15.2    15.1       .6      2.0        -        -       32.9          -
Industrial Plants              7.2      .6      1.9      2.2        -        -       11.9          -
Hotel / Motel / Restaurant      .8     3.2        -        -      6.9       .7       11.6          -
Healthcare Facilities          3.6       -        -        -      4.1        -        7.7          -
Auto Sales & Service          15.6     4.7      6.5       .4        -        -       27.2          -
Churches                       3.0     1.1      7.5       .3        -        -       11.9          -
Mobile Home Parks              5.8     1.9        -        -        -        -        7.7          -
Other Commercial Properties   51.2    19.0      7.5      2.1        -        -       79.8          -
                            $384.0  $269.7    $74.5    $34.8    $11.0      $.7     $774.7        $.4

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

Capital Resources

Total stockholders' equity at December 31, 1997 and 1996 was $626.3 million and $513.8 million, respectively. The increase in the stockholders' equity during 1997 was primarily the result of net income exceeding dividends paid for the year.

The common dividend payout to net earnings ratio was 27.49%, 27.43% and 22.78% for 1997, 1996 and 1995, respectively. Provident Financial declared two common dividend rate increases during 1997. The first quarter dividend rate was increased from $.14 per share to $.16 per share and the third quarter dividend rate was increased from $.16 per share to $.20 per share. Provident Financial also increased the quarterly common dividend rate during 1996 and 1995 by a total $.02 and $.01, respectively.

The preferred dividend payout to net earnings ratio was .66%, .69% and 3.39% for 1997, 1996 and 1995, respectively. This ratio decreased significantly in 1996 due to the conversion of 301,146 shares of Preferred Stock into 4,234,865 shares of Common Stock during December 1995. As of December 31, 1997, 70,272 shares of Preferred Stock remain outstanding which is convertible into 988,200 shares of Common Stock.

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

Although no significant capital expenditures are expected during 1998, Provident Financial (Parent) still has liquidity needs. The Parent's primary liquidity needs will be the payment of dividends to its preferred and common shareholders, funds for activity within commercial paper and interest payments on long-term debt. The major source of liquidity for the Parent is dividends paid to it by its subsidiaries. The Parent received no dividends in 1997, $25 million in 1996 and $23 million in 1995 from its subsidiaries. The maximum amount available for dividends that may be paid in 1998 to the Parent by its banking subsidiaries without approval is approximately $167.6 million, plus 1998 net earnings. Management believes that amounts available from the banking subsidiaries will be sufficient to meet the Parent's liquidity requirements in 1998. Under the Federal Deposit Insurance Corp. Improvement Act of 1991 ("FDICIA"), an insured depository institution, such as Provident Financial's banking subsidiaries, would be prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the statute). A discussion of restrictions on transfer of funds from subsidiaries to Provident Financial is presented in Note S, included in "Notes to Consolidated Financial Statements".

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

TABLE 19:  Gap Analysis

                                            Repricing Time Periods
                                     Within  4 - 12  1 - 5  Over 5
                                    3 Months Months  Years   Years  Total
                                             (Dollars in Millions)
Interest Earning Assets:
Loans and Leases                     $2,702    $543  $1,417   $390  $5,052
Investments Securities                  364     166     566    286   1,382
Federal Funds Sold and Reverse
 Repurchase Agreements                    2       -       -      -       2
    Total Interest Earning Assets     3,068     709   1,983    676   6,436

Interest Bearing Liabilities:
Deposits                                653   1,816   1,306    316   4,091
Short-Term Debt                         806       -       -      -     806
Long-Term Debt and Junior                                                -
 Subordinated Debentures                 24      26     377    360     787
  Total Interest Bearing Liabilities  1,483   1,842   1,683    676   5,684

Interest Rate Swaps                  (1,348)    122     608    618       -

Interest Sensitivity Gap               $237 $(1,011)   $908   $618    $752

Cumulative Interest Sensitivity Gap           $(774)   $134   $752

Cumulative Gap as a Percent of
  Earning Assets                               (12%)     2%    12%

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See   Item  7  "Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations - Interest Rate Sensitivity".





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    INDEX TO FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors                   36

Financial Statements:

Provident Financial Group, Inc. and Subsidiaries
    Consolidated Balance Sheets                                     37
    Consolidated Statements of Earnings                             38
    Consolidated Statements of Changes in Shareholders' Equity      39
    Consolidated Statements of Cash Flows                           40
    Notes to Consolidated Financial Statements                      41

Supplementary Data:

Quarterly Consolidated Results of Operations (unaudited)            67

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

As discussed in Note R, Provident Financial Group, Inc. has restated its financial statements as of December 31, 1997 and 1996 and the years then ended to adopt the "cash out" method of valuing its retained interest in securitized assets.



                                             ERNST & YOUNG LLP




Cincinnati, Ohio
January 13, 1998, except for Note R, as to which the date is January 19, 1999

                      PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                   (Dollars in Thousands)
                                                                   December 31,
                                                               1997          1996
                                                           As Restated   As Restated
                                                            See Note R    See Note R
                          ASSETS
Cash and Noninterest Bearing Deposits                         $274,521      $208,097
Federal Funds Sold and Reverse Repurchase Agreements             1,720        70,650
Investment Securities Available for Sale
  (amortized cost - $1,381,503 and $1,022,084)               1,381,707     1,028,207
Loans and Leases (Net of Unearned Income):
  Commercial Lending:
    Commercial and Financial                                 2,733,556     2,404,890
    Mortgage                                                   469,505       475,882
    Construction                                               305,150       283,673
    Lease Financing                                            340,302       239,064
  Consumer Lending:
    Instalment                                                 624,340       924,561
    Residential - Held for Sale                                136,183        73,545
    Residential - Portfolio                                          -       318,070
    Lease Financing                                            442,806       591,763
      Total Loans and Leases                                 5,051,842     5,311,448
    Reserve for Loan and Lease Losses                          (71,980)      (66,693)
      Net Loans and Leases                                   4,979,862     5,244,755
Premises and Equipment                                         183,854       145,641
Other Assets                                                   285,195       127,038
                                                            $7,106,859    $6,824,388

           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                       $605,166      $554,262
    Interest Bearing                                         4,091,132     4,042,218
      Total Deposits                                         4,696,298     4,596,480
  Short-Term Debt                                              806,125       599,540
  Long-Term Debt                                               688,157       850,934
  Guaranteed Preferred Beneficial Interests in
    Provident Financial Group, Inc.'s Fixed Rate
    Junior Subordinated Debentures                              98,817        98,979
  Accrued Interest and Other Liabilities                       191,121       164,705
      Total Liabilities                                      6,480,518     6,310,638
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized:
    Series D, 70,272 Issued                                      7,000         7,000
  Common Stock, No Par Value, $.30 Stated Value:
    110,000,000 Shares Authorized, 42,325,882
    and 40,655,916 Issued                                       12,482        11,973
  Capital Surplus                                              196,617       160,586
  Retained Earnings                                            406,440       323,544
  Reserve for Retirement of Capital Securities                   3,667         6,667
  Unrealized Gain on Marketable Securities
    (net of deferred income tax)                                   135         3,980
      Total Shareholders' Equity                               626,341       513,750
                                                            $7,106,859    $6,824,388

See notes to consolidated financial statements.

                    PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS
                           (In Thousands, Except Per Share Data)
                                                      Year Ended December 31,
                                                    1997       1996       1995
                                                 As Restated As Restated
                                                 See Note R  See Note R
Interest Income:
 Interest and Fees On Loans and Leases            $492,114   $451,805   $411,336
 Interest on Investment Securities:
  Taxable                                           78,495     67,013     49,626
  Exempt from Federal Income Taxes                     331        566        389
                                                    78,826     67,579     50,015
 Interest on Federal Funds Sold and Reverse
  Repurchase Agreements                                872        941      1,045
   Total Interest Income                           571,812    520,325    462,396
Interest Expense:
 Interest on Deposits:
  Savings and Demand Deposits                       27,670     20,598     25,516
  Time Deposits                                    193,779    172,341    166,881
                                                   221,449    192,939    192,397
 Interest on Short-Term Debt                        35,640     40,130     37,113
 Interest on Long-Term Debt                         43,461     46,372     30,237
 Interest on Junior Subordinated Debentures          8,662        816          -
  Total Interest Expense                           309,212    280,257    259,747
   Net Interest Income                             262,600    240,068    202,649
Provision for Loan and Lease Losses                (44,750)   (47,000)   (14,000)
 Net Interest Income After Provision for
  Loan and Lease Losses                            217,850    193,068    188,649
Noninterest Income:
 Service Charges on Deposit Accounts                24,752     21,537     17,114
 Other Service Charges and Fees                     37,058     29,328     20,800
 Operating Lease Income                             26,207     10,033      7,024
 Gain on Sales of Loans and Leases                  60,883     26,255      6,584
 Security Gains (Losses)                             9,713         96        (86)
 Other                                              14,045     14,188     10,401
  Total Noninterest Income                         172,658    101,437     61,837
Noninterest Expenses:
 Compensation:
  Salaries                                          82,222     65,448     56,773
  Benefits                                          13,047     10,544      9,180
  Profit Sharing                                     6,185      3,838      3,857
 Depreciation on Operating Lease Equipment          17,667      7,221      4,888
 Occupancy                                          12,744      9,673      8,931
 Professional Services                              14,912     11,463      7,335
 Deposit Insurance                                   1,279     10,824      6,168
 Equipment Expense                                  15,208     11,348      9,242
 Charges and Fees                                   12,652      8,583      7,329
 Marketing                                           7,890      5,103      4,283
 Other                                              42,172     31,117     25,334
  Total Noninterest Expenses                       225,978    175,162    143,320
Earnings Before Income Taxes                       164,530    119,343    107,166
Applicable Income Taxes                             57,093     41,198     35,306
  Net Earnings                                    $107,437    $78,145    $71,860

Basic Earnings Per Common Share                      $2.59      $1.96      $1.98
Diluted Earnings Per Common Share                     2.45       1.87       1.75

See notes to consolidated financial statements.

                            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (In Thousands, Except Per Share Data)

                                                                  Retained      Reserve for             Unrealized
                                                                  Earnings      Retirement              Gains (Losses)
                                  Preferred   Common    Capital   As Restated   of Capital   Treasury   On Marketable
                                  Stock       Stock     Surplus   See Note R    Securities   Stock      Securities
Balance at January 1, 1995        $37,000    $10,427   $107,264   $210,355       $10,667      $(134)     $(16,228)

  Net Earnings                                                      71,860
  Cash Dividends Declared on
    Common Stock, $.47 Per Share                                   (16,372)
  Cash Dividends Declared on
    Preferred Stock, $6.56
    Per Share                                                       (2,437)
  Allocation for Retirement of
    Capital Securities                                              (2,333)        2,333
  Retirement of Capital
    Securities                                                       4,000        (4,000)
  Exercise of Stock Options                       15        845
  Change in Unrealized Gains (Losses)
    on Marketable Securities                                                                               18,770
  Purchase of Treasury Stock                                                                 (6,109)
  Sale of Treasury Stock                                             (361)                    4,761
  Conversion of Preferred Stock
    to Common Stock                 (30,000)   1,261    28,739
  Reissuance of Treasury Stock
    Pursuant to Acquisition                                           306                     1,444
  Adjustment to Value of
    Restricted Shares                                      388
  Other                                                     77         (1)

Balance at December 31, 1995          7,000   11,703   137,313    265,017         9,000         (38)        2,542

  Net Earnings                                                     78,145
  Cash Dividends Declared on
    Common Stock, $.54 Per Share                                  (21,434)
  Cash Dividends Declared on
    Preferred Stock, $7.63
    Per Share                                                        (536)
  Allocation for Retirement of
    Capital Securities                                             (1,667)       1,667
  Retirement of Capital
    Securities                                                      4,000       (4,000)
  Exercise of Stock Options                       43     1,776
  Change in Unrealized Gains (Losses)
    on Marketable Securities                                                                                1,438
  Sale of Treasury Stock                                               21                        38
  Shares Issued in Acquisitions                  228    21,522
  Other                                           (1)      (25)        (2)

Balance at December 31, 1996          7,000   11,973   160,586    323,544        6,667            -         3,980

  Net Earnings                                                    107,437
  Cash Dividends Declared on
    Common Stock, $.72 Per Share                                  (29,535)
  Cash Dividends Declared on
    Preferred Stock, $10.13
    Per Share                                                        (712)
  Allocation for Retirement of
    Capital Securities                                             (1,000)      1,000
  Retirement of Capital
    Securities                                                      4,000      (4,000)
  Exercise of Stock Options                      223    15,845
  Acquisitions                                   286    20,105      2,702                                     143
  Change in Unrealized Gains (Losses)
    on Marketable Securities                                                                               (3,988)
  Other                                                     81          4

Balance at December 31, 1997         $7,000  $12,482  $196,617   $406,440      $3,667             $-         $135

See notes to consolidated financial statements.

                          PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In Thousands)
                                                                           Year Ended December 31,
                                                                        1997         1996        1995
                                                                     As Restated   As Restated
                                                                     See Note R    See Note R
Operating Activities:
  Net Earnings                                                         $107,437     $78,145    $71,860
  Adjustments to Reconcile Net Earnings to
   Net Cash Provided by Operating Activities:
    Provision for Loan and Lease Losses                                  44,750      47,000     14,000
    Amortization of Goodwill                                              1,648       1,187        626
    Amortization of Unearned Income and Other                          (101,428)    (46,121)   (24,670)
    Depreciation of Premises and Equipment                               29,723      16,201     12,023
    Realized Investment Security (Gains) Losses                          (9,713)        (96)        86
    Proceeds From Sale of Loans Held for Sale                         1,159,079     467,894    156,309
    Origination of Loans Held for Sale                                 (926,060)   (469,489)  (152,982)
    Realized Gains on Loans Held for Sale                               (43,591)    (21,765)    (2,410)
    Realized Gains on Sale of Other Loans and Leases                    (17,292)     (4,490)    (4,174)
    (Increase) Decrease in Interest Receivable                              607      (2,348)    (5,650)
    (Increase) Decrease in Other Assets                                (150,000)      7,134     (9,637)
    Increase (Decrease) in Interest Payable                                (275)     (1,563)     8,795
    Deferred Income Taxes                                                18,828      17,273     28,769
    Increase in Other Liabilities                                         8,024       6,810     11,088
      Net Cash Provided by Operating Activities                         121,737      95,772    104,033

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                               2,288,053      79,398     34,316
    Proceeds from Maturities and Prepayments                            147,316     625,698    227,117
    Purchases                                                        (2,627,773)   (678,794)  (289,376)
  Investment Securities Held to Maturity:
    Proceeds from Sales                                                       -           -        416
    Proceeds from Maturities and Prepayments                                  -           -     28,611
    Purchases                                                                 -           -   (244,755)
  Proceeds from Sale-Leaseback Transactions                             330,000           -          -
  Net Increase in Loans and Leases                                     (150,252)   (389,778)  (671,476)
  Net Increase in Premises and Equipment                                (65,223)    (55,845)   (42,464)
  Acquisitions                                                           13,632         971       (185)
    Net Cash Used in Investing Activities                               (64,247)   (418,350)  (957,796)

Financing Activities:
  Net Increase (Decrease) in Deposits                                   (78,206)    417,770    109,902
  Net Increase (Decrease) in Short-Term Debt                            206,305     (49,519)   115,533
  Principal Payments on Long-Term Debt                                 (208,438)   (188,841)   (25,637)
  Proceeds from Issuance of Long-Term Debt and
    Junior Subordinated Debentures                                       34,440     228,440    462,178
  Cash Dividends Paid                                                   (30,247)    (21,970)   (18,809)
  Purchase of Treasury Stock                                                  -           -     (6,109)
  Proceeds from Sale of Common Stock                                     16,068       1,878      5,260
  Net Increase (Decrease) in Other Equity Items                              82         (27)       464
    Net Cash Provided by (Used In) Financing Activities                 (59,996)    387,731    642,782
    Increase (Decrease) in Cash and Cash Equivalents                     (2,506)     65,153   (210,981)
Cash and Cash Equivalents at Beginning of Period                        278,747     213,594    424,575
    Cash and Cash Equivalents at End of Period                         $276,241    $278,747   $213,594

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                           $309,488    $281,820   $250,952
    Income Taxes                                                         27,000      18,000     11,000
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to Other Real Estate    13,098       8,906      4,420
    Common Stock Issued in Acquisitions                                  20,391      21,750      1,750
    Reclassification of Investment Securities from Held to Maturity
      to Available for Sale                                                   -           -    247,385
    Securitization of Residential Loans                                       -      64,025          -
    Residual Interest Securities Created from the Sale of Loans          79,269      23,200          -

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

B. ACCOUNTING POLICIES The following is a summary of significant accounting policies:

RESTATEMENT For 1996 and 1997, Provident Financial used the "cash-in" method to calculate gains on securitization of loans. During the fourth quarter of 1998, the Financial Accounting Standards Board and Securities and Exchange Commission indicated that the "cash-out" method is the only acceptable method to calculate gains. As a result, Provident Financial has restated its previously issued Consolidated Financial Statements for 1997 and 1996 to reflect the cash-out method. See Note R.

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

C. INVESTMENT SECURITIES The amortized cost and estimated market values of securities available for sale at December 31 were as follows:

                                               Gross      Gross      Estimated
                                   Amortized Unrealized Unrealized     Market
                                     Cost      Gains     Losses        Value
                                                 (In Thousands)
1997:
  U.S. Treasury and Federal Agency
    Debentures                       $17,251      $175       $(25)     $17,401
  State and Political Subdivisions    10,200       196          -       10,396
  Mortgage-Backed Securities       1,044,304     1,572     (2,065)   1,043,811
  Asset-Backed Securities            252,142       110       (243)     252,009
  Other Securities                    57,606     1,788     (1,304)      58,090
                                  $1,381,503    $3,841    $(3,637)   1,381,707

1996:
  U.S. Treasury and Federal Agency
    Debentures                       $83,307      $498       $(64)     $83,741
  State and Political Subdivisions     5,270         -          -        5,270
  Mortgage-Backed Securities         654,444     5,571     (1,690)     658,325
  Asset-Backed Securities            200,071       413       (324)     200,160
  Other Securities                    78,992     3,149     (1,430)      80,711
                                  $1,022,084     $9,631    $(3,508) $1,028,207

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

                                               Amortized     Estimated
                                                  Cost    Market Value
                                                    (In Thousands)
Due in one year or less                           $279,756    $278,618
Due after 1 through 5 years                        860,354     861,214
Due after 5 through 10 years                       147,453     147,420
Due after 10 years                                  93,940      94,455
   Total                                        $1,381,503  $1,381,707

Included in investment securities are residual interest securities representing the present value of net cash flows due to Provident Financial from loan securitizations and sales. Components of the residual interest securities and the underlying assumptions follow:

                                                  Closed-End
                                                 Nonconforming  Closed-End   Open-End
                                                  Residential   Home Equity  Home Equity
                                                          (Dollars in Thousands)
Estimated Cash Flows of Underlying Loans,
  Net of Payments to Certificate Holders            $210,485     $7,040     $12,947
Less:
  Off-Balance Sheet Allowance for Loan Losses        (41,725)      (595)       (504)
  Servicing and Insurance Expense                    (21,487)    (1,068)     (1,779)
  Discount to Present Value                          (46,687)    (1,015)     (1,757)
Carrying Value of Residual Interest Securities      $100,586     $4,362      $8,907

Assumptions Used (Weighted Average):
  Prepayment Speed (initial)                           10.00%     15.00%       n/a
  Prepayment Speed (ramps up to)                       26.00      15.00        n/a
  Repayment Rate (overall)                              n/a        n/a        40.00%
  Provision for Loan Losses (annual basis)              1.13       0.30        0.15
  Provision for Loan Losses (% of original balance)     3.78       0.79        0.30
  Discount Rate                                        11.34       9.36        9.23

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

The following is a schedule by year of future minimum lease payments to be received for the next five years as of December 31, 1997:

                                                 Commercial   Consumer
                                                     (In Thousands)
[S]                                               [C]         [C]
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

E. RESERVE FOR LOAN AND LEASE LOSSES The changes in the loan and lease loss reserve for the years ended December 31 were as follows:

                                            1997      1996      1995
                                                  (In Thousands)
Balance at Beginning of Period             $66,693   $60,235   $51,979
Provision for Loan and Lease Losses
  Charged to Earnings                       44,750    47,000    14,000
Acquired Reserves                            1,814     1,373         -
Recoveries Credited to the Reserve          10,096     4,894     8,452
                                           123,353   113,502    74,431
Losses Charged to the Reserve              (51,373)  (46,809)  (14,196)
  Balance at End of Period                 $71,980   $66,693   $60,235


The following table shows Provident Financial's investment in impaired loans as defined under SFAS No. 114 as amended by SFAS No. 118:

                                                      1997        1996
Impaired Loans Requiring a Valuation Allowance of      (In Thousands)
$2.4 Million in 1997 and $2.2 Million in 1996        $3,325     $5,159
Impaired Loans Not Requiring a Valuation Allowance    6,273      5,484
Total Impaired Loans                                 $9,598    $10,643

Average Balance of Impaired Loans for the Year      $14,310    $16,428

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

J.  INCOME TAXES  The composition of income tax expense follows:

                                             1997      1996       1995
                                                   (In Thousands)
Current
   State                                     $375       $37        $75
   U.S.                                    37,890    23,888      6,463
                                           38,265    23,925      6,537
Deferred                                   18,828    17,273     28,769
     Total                                $57,093   $41,198    $35,306

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Provident Financial's deferred tax liabilities and assets as of December 31 are as follows:

                                                   1997        1996        1995
                                                          (In Thousands)
Deferred Tax Liabilities:
  Excess Lease and Partnership Income            $115,197     $98,222     $63,204
  Recapture of Excess Reserve for Bad Debts           337       1,175       4,035
  Other - Net                                       9,598       9,302       8,190
    Total Deferred Tax Liabilities                125,132     108,699      75,429
Deferred Tax Assets:
  Provision for Loan and Lease Losses              28,250      20,973      20,456
  Deferred Compensation                             5,255       3,464       2,053
  Alternative Minimum Tax Credit                    1,813      10,687           -
  Other - Net                                       7,408       9,569       6,962
    Total Deferred Tax Assets                      42,726      44,693      29,471
      Net Deferred Tax Liabilities                $82,406     $64,006     $45,958

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

M. EARNINGS PER SHARE The following table sets forth the computation of basic and diluted earnings per share:

                                                      Year Ended December 31,
                                                      1997      1996      1995
                                                           (In Thousands)
Numerator:
  Net Income                                        $107,437   $78,145   $71,860
  Preferred Stock Dividends                             (712)     (536)   (2,437)
  Numerator for Basic Earning Per Share --
   Income Available to Common Stockholders           106,725    77,609    69,423
  Effect of Dilutive Securities --
   Convertible Preferred Stock Dividends                 712       536     2,437
  Numerator for Diluted Earnings Per Share --
   Income Available to Common Stockholders After
   Assumed Conversions                              $107,437   $78,145   $71,860

Denominator:
  Denominator for Basic Earnings Per Share --
   Weighted-Average Shares                            41,135    39,596    35,115
  Effect of Dilutive Securities:
    Convertible Preferred Stock                          988       988     5,165
    Stock Options                                      1,651     1,277       804
  Dilutive Potential Common Shares                     2,639     2,265     5,969
    Denominator for Diluted Earnings Per Share --
     Adjusted Weighted-Average Shares and Assumed
     Conversions                                      43,774    41,861    41,084

Basic Earnings Per Share                               $2.59     $1.96     $1.98

Diluted Earnings Per Share                             $2.45     $1.87     $1.75

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

                                                          1997               1996
                                                     Amount    Ratio    Amount    Ratio
                                                            (Dollars in Thousands)
Tier 1 Capital (to Average Assets):
   Provident Financial (Consolidated)               $693,444    9.94%  $582,554    8.97%
   The Provident Bank                                522,846    8.15    414,365    6.60
   The Provident Bank of Kentucky                     28,905   10.85     25,759   10.76
   Provident Bank of Florida                          16,150    8.34       n/a     n/a
Tier 1 Capital (to Risk-Weighted Assets):
   Provident Financial (Consolidated)                693,444    9.67    582,554    9.19
   The Provident Bank                                522,846    7.67    414,365    6.76
   The Provident Bank of Kentucky                     28,905   17.00     25,759   13.11
   Provident Bank of Florida                          16,150    9.81       n/a     n/a
Total Risk-Based Capital (to Risk-Weighted Assets):
   Provident Financial (Consolidated)                940,363   13.11    824,519   13.00
   The Provident Bank                                767,297   11.25    655,756   10.70
   The Provident Bank of Kentucky                     30,536   17.96     27,705   14.10
   Provident Bank of Florida                          17,891   10.87       n/a     n/a

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

                                                   1997                    1996
                                          Carrying     Fair        Carrying     Fair
                                          Value        Value       Value        Value
                                                        (In Thousands)
Financial Assets:
  Cash and Cash Equivalents              $276,241     $276,241     $278,747    $278,747
  Trading Account Assets (Included in
    Other Assets)                             538          538          633         633
  Investment Securities                 1,381,707    1,381,707    1,028,207   1,028,207
  Loans (Excluding Lease Financing)     4,268,734    4,313,519    4,480,621   4,502,759
  Less: Reserve for Loan Losses           (60,539)          -      (55,349)          -
    Net Loans                           4,208,195    4,313,519    4,425,272   4,502,759

Financial Liabilities:
  Deposits                              4,696,298    4,731,184    4,596,480   4,607,983
  Short-Term Debt                         806,125      806,125      599,540     599,540
  Long-Term Debt (Excluding Lease
    Financing Debt) and Junior
    Subordinated Debentures               604,769      607,143      764,387     759,694

Off-Balance Sheet Financial Instruments:
  Interest Rate Swaps:
    Asset Based:
      Loans                                     -        (260)            -         231
    Liability Based:
      Deposits                                  -       3,421             -      (3,308)
      Long-Term Debt                            -      (1,405)            -     (11,531)

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

R.  RESTATEMENT OF FINANCIAL RESULTS

During 1998, as required by the Financial Accounting Standards Board's ("FASB") Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition," (December 1998), and related guidance set forth in statements made by the staff of the Securities Exchange Commission ("SEC") on December 8, 1998, Provident Financial retroactively has changed its method of measuring (the "Methodology Change") the fair value of retained interests in securitized assets to the cash-out method from the cash-in method. Accordingly, the 1997 and 1996 financial statements of Provident Financial have been restated.

The cash-out method results in lower initial gains on the sale of loans and higher subsequent interest income from the accretion of the additional cash-out discount. Accordingly, the Methodology Change reduced 1997 net income by $7.9 million or $0.18 per share to $107.4 million or $2.45 per share and reduced 1996 net income by $3.1 million or $0.07 per share to $78.1 million or $1.87 per share.

Under the securitizations, residual cash flows are retained in the securitization trusts and allowed to accumulate. These accumulated cash flows act as credit enhancement assets for the securitization trusts' security holders. Once certain targeted levels are achieved, subsequent residual cash flows are distributed to Provident Financial on an unrestricted basis. In addition, the accumulated cash flows held within the securitization trusts will also be distributed to Provident Financial over the term of the securitization. The cash-in method of determining the fair value of the retained interest in securitized assets discounts the projected residual cash flows at the time such cash flows are expected to be received by the securitization trust. The cash-out method of determining the fair value of retained interest in securitized assets required by the FASB and SEC discounts the projected residual cash flows at the time such cash flows are expected to be distributed to Provident Financial.

S.   ADDITIONAL INFORMATION

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

RESTRICTIONS ON TRANSFER OF FUNDS FROM SUBSIDIARIES TO PARENT The transfer of funds by the banking subsidiaries to the parent as dividends, loans or advances is subject to various laws and regulations that limit the amount of such transfers that can be made without regulatory approval. The maximum amount available for dividend distribution that may be paid in 1998 by Provident Bank, Provident Kentucky and Provident Florida to its parent without approval is approximately $167.6 million, plus 1998 net earnings. Pursuant to Federal Reserve and State regulations, the maximum amount available to be loaned to affiliates (as defined), including their Parent, by the banking subsidiaries, was approximately $81.7 million to any single affiliate, and $163.3 million to all affiliates combined of which $24.5 million was loaned at December 31, 1997.

PARENT COMPANY FINANCIAL INFORMATION Parent Company only condensed financial information for Provident Financial, Inc. is as follows:

                      BALANCE SHEETS (PARENT ONLY)
                            (In Thousands)
                                                                 December 31,
                                                               1997        1996
                           ASSETS
Cash and Cash Equivalents                                     $115,785    $239,469
Investment Securities Available for Sale                       169,839      14,676
Loans (net of reserve for loan losses of $1,295 and $1,295)      6,911      10,772
Investment in Subsidiaries:
  Banking                                                      599,171     468,824
  Non-Banking                                                    5,175       5,017
Premises and Equipment                                           1,504       1,567
Accounts Receivable from Banking Subsidiaries                   13,776           -
Other Assets                                                    30,007      22,297
                                                              $942,168    $762,622

            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts Payable to Banking Subsidiaries                          $-        $984
  Accounts Payable and Accrued Expenses                          9,986       3,693
  Commercial Paper                                             202,018     139,665
  Long-Term Debt                                                 1,913       2,458
  Junior Subordinated Debentures                               101,910     102,072
      Total Liabilities                                        315,827     248,872
Shareholders' Equity                                           626,341     513,750
                                                              $942,168    $762,622

                      STATEMENTS OF EARNINGS (PARENT ONLY)
                                (In Thousands)
                                                            Year Ended December 31,
                                                        1997        1996        1995
Income:
  Dividends from Banking Subsidiaries                       $-     $25,000     $23,000
  Interest Income from Banking Subsidiaries              5,605       6,538       6,358
  Other Interest Income                                  7,364       1,625       2,373
  Noninterest Income                                     4,157         763         811
                                                        17,126      33,926      32,542
Expenses:
  Interest Expense                                      18,219       8,833       8,686
  Noninterest Expense                                    4,542       3,124       3,622
                                                        22,761      11,957      12,308
Earnings Before Taxes and Equity in Undistributed
  Net Earnings of Subsidiaries                          (5,635)     21,969      20,234
Applicable Income Tax Credits                            2,494       1,675       1,774
Earnings Before Equity in Undistributed Net Earnings
  of Subsidiaries                                       (3,141)     23,644      22,008
Equity in Undistributed Net Earnings of Subsidiaries   110,578      54,501      49,852
Net Earnings                                          $107,437     $78,145     $71,860

                         STATEMENTS OF CASH FLOWS (PARENT ONLY)
                                     (In Thousands)
                                                      Year Ended December 31,
                                                    1997        1996       1995
Operating Activities:
  Net Earnings                                     $107,437    $78,145    $71,860
  Adjustment to Reconcile Net Earnings to
   Net Cash Provided by Operating Activities:
    Net Earnings from Subsidiaries                 (110,578)   (79,501)   (72,852)
    Cash Dividends Received From Subsidiaries             -     25,000     23,000
    Amortization of Goodwill and Other                  396         39         54
    Depreciation of Premises and Equipment               54        446        304
    Realized Investment Security Gains               (1,068)         -          -
    Proceeds From Sale of Loans Held for Sale        41,123     32,581          -
    Origination of Loans Held for Sale              (41,943)   (32,491)         -
    Realized Gains on Loans Held for Sale               (58)       (90)         -
    (Increase) Decrease in Interest Receivable         (396)        64        (27)
    (Increase) Decrease in Other Assets             (23,327)    (8,713)     1,837
    Increase (Decrease) in Interest Payable              (1)       675         80
    Deferred Income Taxes                             2,457     (2,811)    (1,092)
    Increase (Decrease) in Other Liabilities          5,310     (4,229)    10,343
      Net Cash Provided by (Used In) Operating
        Activities                                  (20,594)     9,115     33,507

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                              11,571          -          -
    Proceeds from Maturities and Prepayments         20,329      1,700          -
    Purchases                                      (187,386)    (1,892)       (31)
  Investment Securities Held to Maturity:
    Proceeds from Maturities and Prepayments              -          -      1,700
    Purchases                                             -          -     (1,652)
  Net Decrease in Loans                               4,739      8,870     10,990
  Net Decrease in Premises and Equipment                  9         29         15
  Acquisitions                                            -          -       (185)
      Net Cash Provided by (Used In) Investing
        Activities                                 (150,738)     8,707     10,837

Financing Activities:
  Net Increase (Decrease) in Short-Term Debt         62,353     (5,656)     4,505
  Principal Payments on Long-Term Debt                 (545)      (836)    (5,598)
  Proceeds from Issuance of Long-Term Debt and
    Junior Subordinated Debentures                        -    102,320        404
  Cash Dividends Paid                               (30,247)   (21,970)   (18,809)
  Purchase of Treasury Stock                              -          -     (6,109)
  Proceeds from Sale of Common Stock                 16,068      1,878      5,260
  Contribution to Subsidiaries                            -     (3,093)         -
  Net Increase (Decrease) in Other Equity Items          19        (27)       464
    Net Cash Provided by (Used in) Financing
     Activities                                      47,648     72,616    (19,883)
    Increase (Decrease) in Cash and
      Cash Equivalents                             (123,684)    90,438     24,461
Cash and Cash Equivalents at Beginning of Year      239,469    149,031    124,570
    Cash and Cash Equivalents at End of Year       $115,785   $239,469   $149,031

                          SUPPLEMENTARY DATA

Quarterly Consolidated Results of Operations - (Unaudited)

The following are quarterly consolidated results of operations as previously reported and as restated for the two years ended December 31, 1997.

                                                                                    1997
                                              Fourth Quarter        Third Quarter         Second Quarter        First Quarter
                                              As                    As                    As                    As
                                          Previously     As     Previously     As     Previously     As     Previously     As
                                           Reported   Restated   Reported   Restated   Reported   Restated   Reported   Restated
                                                                     (In Thousands Except Per Share Data)

Total Interest Income                      $145,178   $145,578   $146,512   $146,712   $142,236   $142,236   $137,286   $137,286
Total Interest Expense                       77,739     77,739     81,031     81,031     76,689     76,689     73,753     73,753
  Net Interest Income                        67,439     67,839     65,481     65,681     65,547     65,547     63,533     63,533
Provision for Loan and Lease Losses          (9,250)    (9,250)    (9,500)    (9,500)   (15,000)   (15,000)   (11,000)   (11,000)
  Net Interest Income After Provision
   for Loan and Lease Losses                 58,189     58,589     55,981     56,181     50,547     50,547     52,533     52,533

Service Charges on Deposit Accounts           6,514      6,514      6,331      6,331      6,329      6,329      5,578      5,578
Other Service Charges and Fees               11,171     11,171      6,281      6,281     10,373     10,373      9,233      9,233
Operating Lease Income                        7,592      7,592      6,616      6,616      6,405      6,405      5,594      5,594
Gain on Sale of Loans and Leases             14,240     10,540     25,635     22,035     18,800     15,500     14,908     12,808
Security Gains                                5,264      5,264      1,196      1,196      1,030      1,030      2,223      2,223
Other                                         5,022      5,022      2,158      2,158      3,857      3,857      3,008      3,008
  Total Noninterest Income                   49,803     46,103     48,217     44,617     46,794     43,494     40,544     38,444

Compensation                                 27,660     27,660     25,696     25,696     24,371     24,371     23,727     23,727
Depreciation on Operating Lease Equipment     4,905      4,905      4,601      4,601      4,409      4,409      3,752      3,752
Occupancy                                     3,882      3,882      3,516      3,516      2,700      2,700      2,646      2,646
Professional Services                         4,523      4,523      3,660      3,660      3,681      3,681      3,048      3,048
Deposit Insurance                               290        290        340        340        342        342        307        307
Equipment Expense                             4,334      4,334      3,989      3,989      3,618      3,618      3,267      3,267
Charges and Fees                              2,194      2,194      4,023      4,023      3,002      3,002      3,433      3,433
Marketing                                     2,313      2,313      1,694      1,694      1,841      1,841      2,042      2,042
Other                                        12,196     12,196     11,279     11,279      9,897      9,897      8,800      8,800
  Total Noninterest Expense                  62,297     62,297     58,798     58,798     53,861     53,861     51,022     51,022

  Earnings Before Income Taxes               45,695     42,395     45,400     42,000     43,480     40,180     42,055     39,955
Applicable Income Taxes                      15,402     14,247     15,898     14,708     15,280     14,125     14,748     14,013
    Net Earnings                            $30,293    $28,148    $29,502    $27,292    $28,200    $26,055    $27,307    $25,942

Net Earnings Per Common Share:
  Basic                                        $.72       $.67       $.71       $.66       $.69       $.63       $.67       $.63
  Diluted                                       .68        .63        .67        .62        .65        .60        .63        .60
  Cash Dividends                                .20        .20        .20        .20        .16        .16        .16        .16

                                                                                   1996
                                              Fourth Quarter        Third Quarter         Second Quarter        First Quarter
                                              As                    As                    As                    As
                                          Previously     As     Previously     As     Previously     As     Previously     As
                                           Reported   Restated   Reported   Restated   Reported   Restated   Reported   Restated
                                                                       (In Thousands Except Per Share Data)
Total Interest Income                      $135,648   $135,648   $131,267   $131,267   $127,612   $127,612   $125,798   $125,798
Total Interest Expense                       72,068     72,068     70,892     70,892     68,963     68,963     68,334     68,334
  Net Interest Income                        63,580     63,580     60,375     60,375     58,649     58,649     57,464     57,464
Provision for Loan and Lease Losses          (9,250)    (9,250)   (14,000)   (14,000)   (13,750)   (13,750)   (10,000)   (10,000)
  Net Interest Income After Provision
   for Loan and Lease Losses                 54,330     54,330     46,375     46,375     44,899     44,899     47,464     47,464

Service Charges on Deposit Accounts           5,826      5,826      5,529      5,529      5,317      5,317      4,865      4,865
Other Service Charges and Fees                5,957      5,957      6,771      6,771      7,373      7,373      9,227      9,227
Operating Lease Income                        3,089      3,089      2,490      2,490      2,022      2,022      2,432      2,432
Gain on Sale of Loans and Leases             12,645     10,945     16,187     13,187      1,149      1,149        974        974
Security Gains                                    -          -          -          -         96         96          -          -
Other                                           799        799      2,334      2,334      8,082      8,082      2,973      2,973
  Total Noninterest Income                   28,316     26,616     33,311     30,311     24,039     24,039     20,471     20,471

Compensation                                 21,736     21,736     20,370     20,370     18,298     18,298     19,426     19,426
Depreciation on Operating Lease Equipment     2,307      2,307      1,787      1,787      1,464      1,464      1,663      1,663
Occupancy                                     2,522      2,522      2,324      2,324      2,454      2,454      2,373      2,373
Professional Services                         3,435      3,435      4,019      4,019      2,183      2,183      1,826      1,826
Deposit Insurance                               161        161      8,889      8,889        887        887        887        887
Equipment Expense                             3,186      3,186      2,998      2,998      2,805      2,805      2,359      2,359
Charges and Fees                              2,867      2,867      2,199      2,199      2,044      2,044      1,473      1,473
Marketing                                       877        877      2,367      2,367        623        623      1,236      1,236
Other                                         8,755      8,755      8,358      8,358      7,312      7,312      6,692      6,692
  Total Noninterest Expense                  45,846     45,846     53,311     53,311     38,070     38,070     37,935     37,935

  Earnings Before Income Taxes               36,800     35,100     26,375     23,375     30,868     30,868     30,000     30,000
Applicable Income Taxes                      12,800     12,205      9,100      8,050     10,618     10,618     10,325     10,325
    Net Earnings                            $24,000    $22,895    $17,275    $15,325    $20,250    $20,250    $19,675    $19,675

Net Earnings Per Common Share:
  Basic                                        $.60       $.57       $.43       $.38       $.51       $.51       $.49       $.49
  Diluted                                       .57        .54        .41        .37        .49        .49        .47        .47
  Cash Dividends                                .14        .14        .14        .14        .14        .14        .12        .12
<\TOTAL>
Quarterly basic earnings per share numbers do not add to the  year-to-
date amount for 1996 due to rounding.

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND  FINANCIAL  DISCLOSUREITEM 9.CHANGES  IN  AND  DISAGREEMENTS  WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                               PART III

The  following  items  are  incorporated  by  reference  to  Provident
Financial's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of Provident Financial's fiscal year ending December 31, 1997:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATIONITEM

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTITEM

ITEM 13.  CERTAIN  RELATIONSHIPS AND  RELATED  TRANSACTIONSITEM


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a)      1.See Index to Financial Statements on page 35 for a list  of all financial statements filed as a part of this report.

         2.Schedules   to   the   consolidated  financial   statements
           required by Article 9 of Regulation S-X have been omitted  as they  are  not  required, not applicable or  the  information required  thereby  is  set  forth in  the  related  financial statements.

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

     10.9   Provident Financial          Incorporated by reference to
            Restricted Stock Plan        Form S-2 (File No. 33-44641).

     10.10  Provident Financial          Incorporated by reference to
            Deferred Compensation Plan   Form S-8 (File No. 33-61576)
                                         and Form 8-K filed March 28,
                                         1995.

     21     Subsidiaries of Provident    Filed herewith.
            Financial Group, Inc.

     23     Consent of Independent       Filed herewith.
            Auditors

     27.1   Restated Financial Data      Filed herewith.
            Schedule for 1997

     27.2   Restated Financial Data      Filed herewith.
            Schedule for 1996



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

                                       Provident Financial Group, Inc.


                                             /s/Robert L. Hoverson
                                                Robert L. Hoverson
                                                   President
                                                February 18, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Provident Financial Group, Inc. and in the capacities and on the dates indicated.

       Signature                Capacity                   Date


/s/Robert L. Hoverson   Director and President       February 18, 1999
   Robert L. Hoverson  (Principal Executive Officer)


/s/Jack M. Cook         Director                     February 18, 1999
   Jack M. Cook


/s/Thomas D. Grote, Jr. Director                     February 18, 1999
   Thomas D. Grote, Jr.


/s/Philip R. Myers      Director                     February 18, 1999
   Philip R. Myers


/s/Joseph A. Pedoto     Director                     February 18, 1999
   Joseph A. Pedoto


/s/Sidney A. Peerless   Director                     February 18, 1999
   Sidney A. Peerless


/s/Joseph A. Steger     Director                     February 18, 1999
   Joseph A. Steger


/s/Christopher J. Carey  Executive Vice President    February 18, 1999
   Christopher J. Carey  and Chief Financial Officer

                                  71

