Form 10-K405
period 1998-12-31
PROVIDENT FINANCIAL GROUP INC
filed 1999-03-30
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

For the Fiscal Year Ended                              Commission File
December 31, 1998                                           No. 1-8019

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of February 26, 1999, there were 42,639,279 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates at February 26, 1999, was approximately $734,000,000 (based upon non-affiliated holdings of 18,820,139 shares and a market price of $39.00 per share).

                 Documents Incorporated by Reference:

      Proxy Statement for the 1999 Annual Meeting of Shareholders (portions which are incorporated by reference into Part III hereof).

                 Please address all correspondence to:

                           Christopher Carey
         Executive Vice President and Chief Financial Officer
                    Provident Financial Group, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio  45202

                  PROVIDENT FINANCIAL GROUP, INC.



                      INDEX TO ANNUAL REPORT

                           ON FORM 10-K




PART I

  ITEM 1.   BUSINESS                                              1
  ITEM 2.   PROPERTIES                                            3
  ITEM 3.   LEGAL PROCEEDINGS                                     3
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   3

PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                           4
  ITEM 6.   SELECTED FINANCIAL DATA                               5
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                   6
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                          39
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          39
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                  73

PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   73
  ITEM 11.  EXECUTIVE COMPENSATION                               73
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                       73
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       73

PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K                                          73

SIGNATURES                                                       76

                                PART I

ITEM 1.  BUSINESS

Provident Financial Group, Inc.

Provident is a Cincinnati-based commercial banking and financial services company with full service banking operations in Ohio, northern Kentucky and southwestern Florida. At December 31, 1998, Provident had total assets of $8.1 billion, loans and leases of $5.6 billion, deposits of $5.3 billion and shareholders' equity of $704 million. Provident also services an additional $3.2 billion of loans and leases.

Provident's executive offices are located at One East Fourth Street, Cincinnati, Ohio 45202 and its Investors Relations telephone number is
(513) 345-7102 or (800) 851-9521.

Provident has expanded its franchise in recent years through internal growth and acquisitions. Business lines that have been expanded to operate at a national level include Provident Capital Corp (a middle-market structured finance products division), Provident Commercial
Group and Information Leasing Corporation (commercial leasing divisions) and Provident Consumer Financial Services (a mortgage loan division). Provident has also expanded by acquisitions of Florida Gulfcoast Bancorp, Inc. located in Sarasota, Florida and South Hillsborough Community Bank located in Hillsborough County, Florida.

Provident conducts its banking operations through The Provident Bank (in Ohio) and Provident Bank of Florida. The Provident Bank of Kentucky was merged into The Provident Bank on March 23, 1998. See
ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Business Lines" and Note P included in "Notes to Consolidated Financial Statements" for further details as to the lines of business and the types of financial products and services offered by Provident.

At   December  31,  1998,  Provident  and  its  subsidiaries  employed approximately 2,650 employees equating to approximately 2,475 full-time-equivalent employees.

Competition

The financial services business is highly competitive. Provident competes actively with both national and state chartered banks, savings and loan associations, securities dealers, mortgage bankers, finance companies and other financial service entities.

Supervision and Regulation

Provident is registered as a bank holding company, and is subject to the regulations of the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to examinations by the Federal Reserve. The BHCA requires Federal Reserve approval on acquisitions of control of more than 5% of the voting stock or substantially all of the assets of any bank or bank holding company. The BHCA authorizes interstate bank acquisitions anywhere in the country and allows interstate branching by acquisition and consolidation in those states that have not opted out. Ohio, Kentucky and Florida did not opt out of interstate branching.

Provident is prohibited by the BHCA from engaging in nonbanking activities, unless such activities are determined by the Federal Reserve to be closely related to banking. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities.

There are various legal and regulatory limits on the extent to which Provident's subsidiary banks may pay dividends or otherwise supply funds to Provident. In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. See ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity" and Note T included in "Notes to Consolidated Financial Statements".

Federal and state laws regulate the operations of Provident's banking affiliates, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon, restricting investments and other activities, and subjecting the banking affiliates to regulation and examination by the Federal Reserve or state banking authorities and the FDIC.

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

Provident's subsidiary banks are "well capitalized" and are not prohibited by FDICIA from accepting brokered deposits or offering interest rates on deposits higher than the prevailing rate in their markets.

The monetary policies of regulatory authorities, including the Federal Reserve, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and income of Provident and its subsidiaries cannot be predicted.

Provident Securities and Investment Company, a Provident Bank subsidiary, is licensed as a retail securities broker and is subject to regulation by the Securities and Exchange Commission ("SEC"), state securities authorities and the National Association of Securities Dealers, Inc. ("NASD"). Provident Insurance Agency, a subsidiary of Provident Securities and Investment, is subject to regulation by state insurance authorities. Provident Investment Advisors, Inc., a Provident subsidiary, is a registered investment advisor, subject to regulation by the SEC and state securities authorities.

ITEM 2.  PROPERTIES

Provident and its subsidiaries occupy their headquarters located at One East Fourth Street, Cincinnati, Ohio and additional office space in downtown Cincinnati under long-term leases. Provident Bank owns five buildings in the Queensgate area of Cincinnati that contain approximately 200,000 square feet which are used for offices, data processing and warehouse facilities. Provident Bank owns twenty-nine of its branch locations and leases thirty-five. Provident Florida owns three of its branch locations and leases four. For information concerning rental obligations see Note F included in "Notes to Consolidated Financial Statements".

ITEM 3.  LEGAL PROCEEDINGS

During 1998, Provident discovered that it may have inadvertently failed to file certain banking-related reports within the timeframe required by applicable Federal regulations. Under such regulations, depending on the facts and circumstances, Provident could be assessed penalties. At the date of this report, management is unable to predict whether penalties will be assessed or the amount of such penalties. Provident and its subsidiaries are parties to other routine litigation incidental to their business. The results of the above matters are not expected to be material to Provident's financial condition.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter.

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Common Stock is traded on the NASDAQ Stock Market under the symbol "PFGI". The following table sets forth, for the periods indicated, the high and low daily closing sales prices as reported on NASDAQ and the quarterly dividends paid by Provident.

                              1998                            1997
                 ---------------------------------------------------------------
                 Fourth   Third  Second   First  Fourth   Third  Second   First
                 Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter
                 ---------------------------------------------------------------
High Close       $44.00  $50.50  $56.00  $53.00  $52.50  $52.25  $47.00  $39.38
Low Close         27.06   38.25   45.63   45.00   43.25   43.13   33.50   33.50
Period End Close  37.75   40.00   45.63   52.75   48.50   47.31   42.75   35.25
Cash Dividends      .20     .20     .20     .20     .20     .20     .16     .16

At   February  25,  1999,  there  were  4,062  holders  of  record  of
Provident's Common Stock.

In 1998 and 1997 Provident paid dividends on its Common Stock of $34.5 million and $29.6 million and on its Preferred Stock of $.8 million and $.7 million, respectively. Provident increased its quarterly dividend rate per share from $.20 to $.22 beginning in the first quarter of 1999. Provident has indicated its intention to pay annual dividends of approximately 30% of recurring net income. It is expected that in the next several years, Provident's revenues will consist principally of dividends paid to it by its subsidiaries and interest generated from lending and investing activities. A discussion of limitations and restrictions on the payment of dividends by subsidiaries to Provident is contained under ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity" and Note T included in "Notes to Consolidated Financial Statements".

ITEM 6.  SELECTED FINANCIAL DATA

                                      Five Year
                                  Annual Compound                 For Year Ended December 31,
                                     Growth Rate    1998         1997         1996        1995        1994
                                  --------------------------------------------------------------------------
                                                       (Dollars In Thousands Except Per Share Amounts)
Earnings:
 Total Interest Income                   17.2%    $633,760     $571,812     $520,325    $462,396    $345,829
 Total Interest Expense                  22.9     (347,067)    (309,212)    (280,257)   (259,747)   (163,871)
                                                ------------------------------------------------------------
  Net Interest Income                    12.0      286,693      262,600      240,068     202,649     181,958
 Provision for Loan and Lease Losses     21.1      (31,200)     (44,750)     (47,000)    (14,000)    (12,000)
 Noninterest Income                      40.0      222,987      172,658      101,437      61,837      38,468
 Noninterest Expense                     21.8     (302,406)    (225,978)    (175,162)   (143,320)   (120,889)
                                                ------------------------------------------------------------
  Income Before Income Taxes             17.3      176,074      164,530      119,343     107,166      87,537
 Applicable Income Taxes                 16.9      (61,122)     (57,093)     (41,198)    (35,306)    (29,871)
                                                -------------------------------------------------------------
  Net Income (1)                         17.5     $114,952     $107,437      $78,145     $71,860     $57,666
                                                =============================================================

Per Common Share Data:
 Basic Earnings (1)                      11.3%       $2.66        $2.59        $1.96       $1.98       $1.56
 Diluted Earnings (1)                    12.8         2.56         2.45         1.87        1.75        1.40
 Dividends Paid                          17.3          .80          .72          .54         .47         .42
 Book Value                              13.6        16.29        14.69        12.54       10.78        9.16

Balances at December 31:
 Total Investment Securities             16.6%  $1,514,153   $1,381,707   $1,028,207    $959,904    $685,920
 Total Loans and Leases                  10.7    5,623,505    5,051,842    5,311,448   4,896,076   4,204,538
 Total Managed Loans and Leases          21.1    8,843,543    6,584,528    5,568,709   4,896,076   4,204,538
 Reserve for Loan and Lease Losses       13.4       75,907       71,980       66,693      60,235      51,979
 Total Assets                            11.6    8,134,987    7,106,859    6,824,388   6,205,351   5,411,491
 Noninterest Bearing Deposits             9.6      669,840      605,166      554,262     523,631     452,458
 Interest Bearing Deposits               10.6    4,657,481    4,091,132    4,042,218   3,654,920   3,616,191
 Total Deposits                          10.5    5,327,321    4,696,298    4,596,480   4,178,551   4,068,649
 Long-Term Liabilities                   30.3    1,033,173      786,974      949,913     820,083     383,433
 Total Shareholders' Equity              15.9      703,854      626,341      513,750     432,537     359,351

Other Statistical Information:
 Return on Average Assets (1)                         1.45%        1.56%        1.23%       1.29%       1.24%
 Return on Average Equity (1)                        16.61        19.13        17.03       18.37       16.64
 Dividend Payout Ratio                               30.72        28.15        28.12       26.17       30.62

Capital Ratios at December 31:
 Total Equity to Total Assets                         8.65%        8.81%        7.53%       6.97%       6.64%
 Tier 1 Leverage Ratio                                9.00         9.94         8.97        7.13        7.21
 Tier 1 Capital to Risk-Weighted Assets               8.55         9.67         9.19        7.52        7.86
 Tier 2 Capital to Risk-Weighted Assets               2.60         3.44         3.81        4.25        4.99
 Total Risk-Based Capital to
   Risk-Weighted Assets                              11.15        13.11        13.00       11.77       12.85

Loan Quality Ratios at December 31:
 Reserve for Loan and Lease Losses to
   Total Loans and Leases                             1.35%        1.42%        1.26%       1.23%       1.24%
 Reserve for Loan and Lease Losses to
   Nonperforming Loans                              178.30       153.82       304.51      142.57      714.29
 Nonperforming Loans to Total Loans
   and Leases                                         0.76         0.93         0.41        0.86        0.17
 Net Charge-Offs to Average Net Loans
   and Leases                                         0.48         0.78         0.85        0.13        0.02

(1)  Selected Financial Data on Operating Income follows (excludes Special Charges and Exit Costs (1998)
     and One-Time Deposit Insurance Charges (1996):

       Net Income                        20.3%    $129,255     $107,437      $83,450     $71,860     $57,666
       Basic Earnings                    13.9         2.99         2.59         2.09        1.98        1.56
       Diluted Earnings                  15.5         2.88         2.45         1.99        1.75        1.40
       Return on Average Assets                       1.63%        1.56%        1.31%       1.29%       1.24%
       Return on Average Equity                      18.67        19.13        18.18       18.37       16.64

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the audited consolidated financial statements. Average balances reported are based on daily calculations.

Provident Financial Group, Inc. publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects, new banking and financial service products, Year 2000 issues and similar matters. In particular, statements made within "Business Initiatives", "Performance Review", "Provision for Loan and Lease Losses", "Credit Risk Management" and "Year 2000 Compliance" discussions included within MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS have forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Provident notes that a variety of factors could cause its actual results and experiences to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. These risks and uncertainties include, without limitation, changes in interest rates, developments in the economies served by Provident, deterioration in general economic conditions which could adversely affect borrowers, changes in anticipated credit quality trends, the ability to achieve the results anticipated from the Performance Optimization Project, changes in accounting, tax or regulatory practices or requirements and other factors noted in conjunction with forward-looking statements. In addition, borrowers could suffer unanticipated losses without regard to general economic conditions. The result of these and other factors could cause a difference from expectations of the level of defaults and a change in the risk characteristics of the loan and lease portfolio and a change in the provision for loan and lease losses. Forward-looking statements speak only as of the date made. Provident undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

INTRODUCTION

Provident Financial Group, Inc. (Parent) is a holding company for two FDIC member banks, The Provident Bank (in Ohio) and Provident Bank of Florida. The Provident Bank of Kentucky was merged into The Provident Bank on March 23, 1998. Major business lines include: Provident Capital Corp, a national provider of middle-market structured finance products; Commercial Banking, a regional provider of commercial lending products and services; Commercial Mortgage, a regional lender of commercial real estate credit; Information Leasing Corporation, a full service, small-ticket equipment leasing company; Provident Commercial Group, an equipment leasing and finance operation;
Provident Consumer Financial Services, a mortgage loan division; Consumer Lending, a regional operation originating consumer loans and leases; and Consumer Banking, providing sales and services of consumer and small business deposits, loans, trust and brokerage services and investment products.

PERFORMANCE SUMMARY

The   following  table  summarizes  three-year  financial   data   for
Provident, along with calculated variances from the prior year:

TABLE 1:  Three-Year Variance Schedule

                          Year Ending 1998       Year Ending 1997      Year Ending 1996
                        -----------------------------------------------------------------
                        Amount   $ Chg  % Chg  Amount  $ Chg  % Chg  Amount  $ Chg  % Chg
                        -----------------------------------------------------------------
                                     (Dollars in Millions Except Per Share Data)
Net Interest Income       $287     $24      9%   $263    $23      9%   $240    $37     18%
Noninterest Income         223      50     29     173     72     70     101     39     64
Total Revenue              510      74     17     436     95     28     341     76     29
Provision for Loan
 and Lease Losses           31     (14)   (30)     45     (2)    (5)     47     33    236
Noninterest Expense (1)    302      76     34     226     51     29     175     32     22
Net Income (1)             115       8      7     107     29     37      78      6      9
Total Loans and Leases   5,624     572     11   5,052   (259)    (5)  5,311    415      8
Total Assets             8,135   1,028     14   7,107    283      4   6,824    619     10
Total Deposits           5,327     631     13   4,696    100      2   4,596    417     10
Long-Term Liabilities    1,033     246     31     787   (163)   (17)    950    130     16
Stockholders' Equity       704      78     12     626    112     22     514     81     19
Per Common Share:
  Book Value             16.29    1.60     11   14.69   2.15     17   12.54   1.76     16
  Diluted Earnings (1)    2.56    0.11      4    2.45   0.58     31    1.87   0.12      7

(1) Variances on Operating Income follows (excludes Special Charges and Exit Costs (1998)
    and One-Time SAIF Deposit Insurance Charge (1996):

     Noninterest Expense   280      54     24     226     59     35     167     24     17
     Net Income            129      22     20     107     24     29      83     11     16
     Diluted Earnings     2.88    0.43     18    2.45   0.46     23    1.99   0.24     14

Provident reported net income of $115.0 million, 107.4 million and $78.1 million for 1998, 1997 and 1996,respectively. Net income for these years was significantly impacted by the following events. First, net income for 1998 and 1996 was reduced by unusual and significant after-tax charges of $14.3 million (special charges and exit costs)
and $5.3 million (recapitalization of SAIF deposit insurance fund), respectively. Second, Provident changed the structure of its securitization transactions to the "cash-out" method beginning in the first quarter of 1998. Subsequently, the Financial Accounting Standards Board and Securities and Exchange Commission indicated that this change be retroactively applied to all securitization transactions. As a result, previously reported earnings per share was restated by an additional 3 cents for the first nine months of 1998 and a reduction of 18 cents and 7 cents for 1997 and 1996, respectively.

Excluding the unusual and significant charges, earnings per diluted share increased 18% during 1998 to $2.88, compared to $2.45 for 1997 and $1.99 for 1996. Alternatively, if the positive impact of the accounting change was excluded, it would have resulted in only an 8% increase in earnings per diluted share during 1998 to $2.85, compared to $2.63 for 1997 and $2.06 for 1996.

Contributing to the increased income for 1998 and 1997 was higher revenues in both net interest income and noninterest income. Noninterest income outpaced net interest income in its rate of growth during this three-year time period as a result of Provident's emphasis on fee revenue, primarily from gains on the sale of loans and leases, rental income on operating leases and non-deposit service charges and fees. The growth in net interest income was a result of the growth in the loan and lease portfolio.

Expenses for Provident have also increased during this three-year time period. During 1998, management took specific steps to slow the increase of expenses. First, those business units where the prospect for future revenue growth did not justify current operating losses were terminated. Second, a reengineering project, referred to as the Performance Optimization Project ("POP"), was initiated with areas being identified where productivity could be improved. Implementation of the POP process began at the end of 1998 with cost savings expected to occur during 1999 and the first half of the year 2000. A $22.0 million charge to earnings was taken during the fourth quarter of 1998 covering employee termination benefits, business line exit costs, equipment disposition and professional fees.

Total assets for 1998, 1997 and 1996 were $8.1 billion, $7.1 billion and $6.8 billion, respectively. In addition, Provident sells a significant portion of the loans and leases it originates while retaining the servicing rights. Managed assets, which represent total assets plus loans and leases serviced for others, totaled $11.4 billion, $8.6 billion and $7.1 billion as of December 31, 1998, 1997 and 1996, respectively. Asset quality ratios for 1998 improved during 1998 as compared to 1997. The ratio of nonperforming assets to total assets was .56%, .83% and .42% as of December 31, 1998, 1997 and 1996,
respectively. The ratio of reserve for loan and lease losses to total loans and leases was 1.35%, 1.42% and 1.26% at December 31, 1998, 1997 and 1996, respectively.

Total deposits for 1998, 1997 and 1996 were $5.3 billion, $4.7 billion and $4.6 billion. The primary area of deposit growth during the past two years has been from Provident's issuance of certificates of deposit ("CD's"), most notably brokered CD's and in-market public funds CD's. Long-term borrowings increased $246.2 million during 1998 as a result of additional borrowing from the Federal Home Loan Bank.

Shareholders' equity has increased $77.5 million and $112.6 million during 1998 and 1997, respectively. The growth in equity has been the result of income exceeding dividends paid, the exercise of stock options and shares of stock distributed in connection with acquisitions. During August 1998, the Board of Directors authorized the purchase of up to 1 million shares of treasury stock. As of December 31, 1998, Provident had purchased 572,700 shares.

Other than the efficiency ratio which has steadily risen, key performance ratios of Provident have remained relatively consistent over the past three years. These ratios include the net interest margin (net interest income to total interest earning assets), the efficiency ratio (noninterest expense to tax equivalent revenue, excluding non-recurring items and security gains/losses), return on assets (net income to average total assets) and return on equity (net income to average total equity). The following table provides a comparison of these and other performance ratios:

TABLE 2:  Selected Performance Ratios

                                                  1998    1997    1996
                                                 ---------------------
Net Interest Margin                               3.93%   4.03%   3.96%
Efficiency Ratio                                 56.42   53.06   48.84
Return on Average Assets (Operating Income)       1.63    1.56    1.31
Return on Average Equity (Operating Income)      18.67   19.13   18.18
Average Equity to Average Assets                  8.73    8.14    7.22
Dividend Payout to Net Earnings                  30.72   28.15   28.12

BUSINESS INITIATIVES

The financial services industry is highly competitive. To compete effectively, management is focusing on its core strategy and the application of steady and basic business processes. Provident's plan is to increase profitability by increasing sales of its existing products and services in its current markets, introducing its products and services in new markets, and adding new products and services. Examples of how this strategy is being applied include:

- Pricing Disciplines -- Analytical procedures are used to measure the profitability for all products and services. Risk adjusted capital allocations, tiered pricing whenever possible, data driven analysis and return on equity hurdles are used to measure the profitability of each of the products and services offered.

- New Commercial Lending and Leasing Offices -- Commercial lending expanded during 1997 and 1998 by opening four offices in major cities. Provident Capital Corp opened offices in Chicago and San Francisco; Provident Commercial Group secured an office in Phoenix; and Commercial Banking expanded by opening an office in Indianapolis and placing a greater emphasis on the West Coast of Florida. These locations are expected to contribute to the continuing growth of the commercial lending business.

- Expansion of Information Leasing Corporation -- Information Leasing is an example of Provident's ability to identify and expand new products and businesses. This business line entered national markets in 1997 and implemented credit scoring to its underwriting procedures and internet-based transaction processing in 1998.

- National Nonconforming Mortgage Operations -- Provident Consumer Financial Services, Provident's residential lending and servicing business line, continues to represent a major business opportunity. During 1998, over $1.1 billion of nonconforming mortgage loans were originated.

- Warehouse Lending -- During 1997, Provident began originating warehouse lending lines (short-term financing to mortgage bankers secured by residential loans). A significant factor in the growth of Warehouse Lending was the leveraging of the customer relationships developed by the nonconforming mortgage business of Provident Consumer Financial Services. As of December 31, 1998, warehouse lending lines had grown to $470 million of which $400 million had been securitized and sold.

- Loan   Securitizations   and   Sales  with  Retained  Servicing   --
  Management remains committed to moving assets off-balance sheet as strong lending efforts, from both internal and third-party sources, continue to generate assets more rapidly than deposits can be
  generated.   Provident   securitizes  and/or   sells   nonconforming
  residential loans, equipment leases, warehouse lines, auto leases and home equity loans, while retaining the servicing of the loans and leases. The proceeds from the loan securitizations/sales permit Provident to originate a higher volume of loans and leases than would normally be possible for a company its size.

- Increased Concentration on the ATM Network -- In October, 1998 an agreement was completed to deploy 150 ATMs in Wal-Mart and Sam's Club stores in Ohio and Kentucky. In January 1999, an agreement was signed with United Dairy Farmers, a Cincinnati based operator of convenience stores, to provide an additional 79 ATMs. This will increase total ATMs at United Dairy Farmers store locations to 203. Through this agreement, Provident will become the exclusive provider of ATM services for United Dairy Farmers. With these agreements, Provident's ATM network will exceed 450 locations.

- Improved   Efficiency  --  Provident  has  recently  taken  multiple
  steps to improve its operating efficiencies including the elimination or reduction of products and services for which the prospect for profit was not satisfactory. Programs terminated include the MeritValu program, Free Market Partners, the national conforming mortgage division and overlapping branches. In addition, a consulting firm was employed to assist Provident in identifying process reengineering opportunities in order to reduce costs, increase fee income and re-deploy resources to grow revenues. The review, referred to as the Performance Optimization Project ("POP"), was completed in December 1998, with implementation to follow in 1999 and 2000.

BUSINESS LINES

Provident has identified eight major lines of business. The following table summarizes net income by these lines for the past two years.

TABLE 3:  Net Income by Business Lines

                                                     1998       1997
                                                   -------------------
                                                      (In Thousands)
Commercial:
  Commercial Banking                                $29,578    $28,829
  Provident Capital Corp                             24,051     20,602
  Commercial Mortgage                                17,460     15,168
  Information Leasing Corporation                    10,285      3,733
  Provident Commercial Group                         10,135      7,534
Retail:
  Provident Consumer Financial Services              18,219     18,442
  Consumer Lending                                    9,891      7,625
  Consumer Banking                                    3,541      5,701
Other                                                 6,095       (197)
Special Charges and Exit Costs                      (14,303)         -
                                                   -------------------
                                                   $114,952   $107,437
                                                   ===================

Business line descriptions and fluctuation analysis follows:

Commercial:

  Commercial  Banking  is comprised of the following  business  units:
  Commercial Lending, Business Banking, Corporate Services, Electronic Merchant Services and International Services. Commercial Lending provides traditional commercial lending products and services including working capital, term and asset-based financing. Business Banking provides specialized credit products and financial services directed to the needs of small business and their owners. Corporate Services provides cash management and group banking products and services to a broad range of businesses nationwide. Electronic Merchant Services provides retailers with an easy, inexpensive and convenient system to accept credit cards for payments of goods and services. International Services provides a full range of banking services for firms and individuals doing business outside the United States. Net income increased 3% during 1998 as a result of improved credit quality, which was offset by net interest margin compression.

  Provident Capital Corp is a national provider of funding to support middle market leveraged financing transactions. Capital Corp is comprised of the following business units: Structured Finance, Provident Business Credit and Provident Leveraged Capital Partners. Structured Finance is an "event lender" of senior debt to support leveraged financings including management buyouts, recapitaliza-tions, acquisitions and business expansions. Business Credit is a national provider of asset-based financing for middle-market manufacturing, distribution service and select technology companies. Leveraged Capital Partners provides mezzanine financing to companies with transactions ranging from $2 million to $7 million. Net income for Capital Corp increased for 1998 as a result of higher fee income, which was partially offset by a higher provision for loan losses.

  Commercial Mortgage provides a variety of loans and services to support the commercial real estate market primarily in Ohio and the surrounding geographic area. Products and services include: land acquisition and development loans; construction loans for residential and commercial developments; and long-term loans for multi-family projects, retail shopping centers, office buildings, warehouses, light industrial buildings and distribution facilities. Higher net interest income resulting from a larger commercial real estate loan portfolio was the primary reason for the increase in net income for 1998.

  Information Leasing Corporation is a full service equipment leasing company that focuses on establishing strategic relationships with high volume, quality equipment vendors and customers. Information Leasing generates its business through contractual vendor programs, master lease agreements, informal vendor relationships, acquiring transactions from other leasing concerns, and from additional equipment acquisitions from existing customers. In addition to being a direct equipment lessor, Information Leasing manages, on an outsource basis, the lease acquisition process for certain of its customers. A cash gain from Information Leasing's first lease securitization and sale was the primary reason for the higher net income in 1998.

  Provident Commercial Group provides lease and loan financing to commercial and industrial customers nationwide for the acquisition of equipment. Transactions include term loans, finance leases, operating leases and other specialized credit facilities. Asset types include corporate and commercial aircraft, construction, distribution, manufacturing and mining equipment, as well as transportation equipment such as trucks, tractors and freight containers. Net income for Commercial Group increased for 1998 as a result of higher rental income along with larger gains realized on the sale of lease residuals.

Retail:

  Provident Consumer Financial Services originates conforming and nonconforming residential loans to consumers ("residential lending") and short-term financing to mortgage originators and brokers ("warehouse lending"). Characteristics of nonconforming loan originated include: 90% with "B" credit grade or better; 65%
  with full documentation and 10% with reduced documentation; 65% have prepayment penalties; 90% to 95% are secured by first mortgages; 90% are owner occupied; and, on average, have a 75% to 80% loan-to-value ratio. Consumer Financial Services has an in-house mortgage servicing department as well as a network platform that permits the processing of nonconforming mortgage transactions on a national basis. Consumer Financial Services is licensed to operate in all 50 states. Generally, residential loans are sold through securitizations. Warehouse loans are sold with loan servicing retained.

  Net income for its residential lending business was $10.9 million and $18.8 million for 1998 and 1997, respectively. During 1998, the nonconforming mortgage lending business increased its staff to generate higher loan production. Although loan production did increase, gains recognized on loan sales remained relatively unchanged. This was due to increased competition, resulting in higher loan acquisition premiums, and a decrease in the loans' average life, both of which was experienced industry-wide.

  Net income (loss) for its warehouse lending business was $7.3 million and $(.3) million for 1998 and 1997, respectively. The warehouse lending business began operations during the second half of 1997. Due to start-up costs and the ramping up of production, a small loss was incurred during 1997. During 1998, the warehouse lending business became fully operational which resulted in the improved net income.

  Consumer  Lending  is  comprised of the  following  business  units:
  Direct Lending, Indirect Lending, Home Equity and Credit Card. These business units provide auto leasing, instalment, home equity and credit card lending to consumers. Services are provided through third party financing arrangements, direct origination programs and Provident's retail branch offices. The increase in net income was due primarily to expansion of auto lease originations into an additional five midwestern states.

  Consumer  Banking  sells and services consumer  and  small  business deposits,  loans,  trust  and  brokerage  services,  and  investment products. The physical distribution includes a network of fifty-eight traditional branches, thirteen in-store branches and approximately 340 ATM's in Ohio, Kentucky and Florida markets. Recent initiatives include deposit product improvements, the introduction of a new indexed savings account, development and implementation of a comprehensive distribution plan and the introduction of a new logo, branch signage and merchandising. The new "Personal Banker" and "Simple Truth About Banking" concepts were introduced to the market in 1997 and will provide the foundation for future marketing strategies. The decrease in net income for Consumer Banking was due primarily to compression in the deposit margin as a result of lower interest rates and a shift in customer preference to higher yielding money market accounts.

Other includes income and expenses not allocated to the business lines, net securities gains and the results of the treasury unit. A primary reason for the increase in net income for this category was higher gain on the sale of investment securities.

DETAILED INCOME ANALYSIS

Net Interest Income

Net interest income equals the difference between interest earned on loans, leases and investments and interest incurred on deposits and other borrowed funds. Net interest income is affected by changes in both interest rates and the amounts of interest earning assets and interest bearing liabilities outstanding.

Net interest income represents the principal source of income for Provident. In 1998, 1997 and 1996, net interest income on a taxable equivalent basis was $286.9 million, $263.0 million and $240.6 million, respectively, which represented approximately 56%, 60% and 70% of net revenues (net interest income plus noninterest income). The downward trend of this ratio is due primarily to the sale of loans and leases resulting in lowering interest income and raising noninterest income.

Net interest margin represents net interest income as a percentage of total interest earning assets. The net interest margin was 3.93%, 4.03% and 3.96% for 1998, 1997 and 1996, respectively. The decrease in the margin during 1998 was a result of strong earning asset growth combined with an increase in market funding and a small decline in earning asset spreads.

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

TABLE 4:  Net Interest Income, Average Balances and Rates

                                                               Year Ended December 31,
                                -------------------------------------------------------------------------------------
                                            1998                         1997                         1996
                                -------------------------------------------------------------------------------------
                                 Average   Income/  Average   Average   Income/  Average   Average   Income/  Average
                                 Balance   Expense   Rate     Balance   Expense   Rate     Balance   Expense   Rate
                                -------------------------------------------------------------------------------------
                                                                (Dollars in Millions)
ASSETS
Interest Earning Assets:
 Loans and Leases:
  Commercial Lending:
   Commercial and Financial     $3,172.8   $293.1     9.24%  $2,581.0   $239.9     9.29%  $2,286.2   $212.0     9.27%
   Mortgage                        446.1     41.7     9.35      495.6     46.6     9.40      457.6     41.5     9.07
   Construction                    359.0     30.9     8.62      291.9     25.7     8.81      242.1     21.5     8.89
   Lease Financing                 317.5     34.8    10.97      267.1     29.7    11.12      141.5     11.4     8.02
  Consumer Lending:
   Instalment                      677.3     66.4     9.80      813.5     80.7     9.93      972.9     92.4     9.50
   Residential                     226.5     20.8     9.19      268.5     21.9     8.14      460.3     39.0     8.47
   Lease Financing                 506.9     38.2     7.54      616.4     47.8     7.76      457.7     34.3     7.49
                                ------------------------------------------------------------------------------------
    Total Loans and Leases       5,706.1    525.9     9.22    5,334.0    492.3     9.23    5,018.3    452.1     9.01
 Investment Securities:
  Taxable                        1,506.4     99.9     6.63    1,164.2     78.5     6.74    1,026.8     67.0     6.53
  Tax-Exempt                         4.3       .3     7.55        8.3       .5     6.13       14.3       .9     6.10
                                ------------------------------------------------------------------------------------
   Total Investment Securities   1,510.7    100.2     6.63    1,172.5     79.0     6.74    1,041.1     67.9     6.52
 Trading Account Securities         68.4      6.5     5.51          -        -        -          -        -        -
 Federal Funds Sold and Reverse
  Repurchase Agreements             24.9      1.3     5.41       15.3       .9     5.71       17.9       .9     5.25
                                ------------------------------------------------------------------------------------
Total Earning Assets             7,310.1    633.9     8.67%   6,521.8    572.2     8.77%   6,077.3    520.9     8.57%
Cash and Noninterest
 Bearing Deposits                  193.3                        155.9                        140.8
Other Assets                       426.2                        218.4                        136.3
                                --------                     --------                     --------
 Total Assets                   $7,929.6                     $6,896.1                     $6,354.4
                                ========                     ========                     ========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest Bearing Liabilities:
 Deposits:
  Demand Deposits                 $264.4      5.6     2.13%    $246.3      5.5     2.22%    $253.5      4.9     1.93%
  Savings Deposits               1,091.3     44.5     4.08      629.9     22.2     3.52      578.1     15.7     2.71
  Time Deposits                  3,046.4    172.1     5.65    3,378.2    193.8     5.74    2,989.5    172.3     5.76
                                ------------------------------------------------------------------------------------
   Total Deposits                4,402.1    222.2     5.05    4,254.4    221.5     5.21    3,821.1    192.9     5.05
 Short-Term Debt:
  Federal Funds Purchased
   and Repurchase Agreements     1,068.5     57.9     5.42      493.8     26.4     5.34      610.0     32.2     5.27
  Commercial Paper                 232.7     13.0     5.59      156.9      9.2     5.86      143.6      7.9     5.49
  Short-Term Notes Payable           1.5       .1     5.60        1.6       .1     5.23        1.7       .1     5.29
                                ------------------------------------------------------------------------------------
   Total Short-Term Debt         1,302.7     71.0     5.45      652.3     35.7     5.46      755.3     40.2     5.31
 Long-Term Debt                    737.9     45.1     6.12      687.3     43.4     6.32      765.8     46.4     6.05
 Junior Subordinated Debentures     98.8      8.7     8.76       98.8      8.6     8.77        9.5       .8     8.62
                                ------------------------------------------------------------------------------------
Total Interest Bearing
 Liabilities                     6,541.5    347.0     5.31%   5,692.8    309.2     5.43%   5,351.7    280.3     5.24%
Noninterest Bearing Deposits       545.0                        451.0                        398.8
Other Liabilities                  150.9                        190.7                        144.9
Shareholders' Equity               692.2                        561.6                        459.0
Total Liabilities and
                                --------                     --------                     --------
 Shareholders' Equity           $7,929.6                     $6,896.1                     $6,354.4
                                ========   ------            ========   ------            ========   ------
Net Interest Income                        $286.9                       $263.0                       $240.6
                                           ======                       ======                       ======
Net Interest Margin                                   3.93%                        4.03%                        3.96%
                                                      ====                         ====                         ====
Net Interest Spread                                   3.36%                        3.34%                        3.33%
                                                      ====                         ====                         ====

In preparing the net interest margin table, nonaccrual loan balances are included in the average balances for loans and leases. Loan fees are included in loan and lease income as follows: 1998 - $22.7 million, 1997 - $18.3 million and 1996 - $17.4 million.

Table 5 shows the changes in net interest income on a tax equivalent basis resulting from changes in volume and changes in rates. Changes not solely due to volume or rate have been allocated proportionately.

TABLE 5:  Net Interest Income Changes Due to Volume and Rates

                                          Year Ended December 31,
                                 ------------------------------------------
                                 1998 Changes from     1997 Changes from
                                    1997 Due to           1996 Due to
                                 ------------------------------------------
                                  Volume      Rate      Volume      Rate
                                 ------------------------------------------
                                               (In Thousands)
Interest Earned On:
   Loans and Leases:
      Commercial Lending:
         Commercial and Financial $54,677    $(1,476)   $27,395        $486
         Mortgage                  (4,628)      (222)     3,532       1,522
         Construction               5,796       (567)     4,384        (204)
         Lease Financing            5,536       (418)    12,790       5,561
      Consumer Lending:
         Instalment               (13,354)      (981)   (15,676)      4,018
         Residential               (3,663)     2,619    (15,670)     (1,444)
         Lease Financing           (8,289)    (1,352)    12,276       1,298
                                  -----------------------------------------
            Net Loans and Leases   36,075     (2,397)    29,031      11,237
   Investment Securities:
      Taxable                      22,712     (1,298)     9,206       2,276
      Tax-Exempt                     (282)       100       (364)          4
  Trading Account                   6,463          -          -           -
   Federal Funds Sold                 525        (49)      (148)         79
                                  -----------------------------------------
         Total                     65,493     (3,644)    37,725      13,596
                                  -----------------------------------------
Interest Paid On:
   Demand Deposits                    392       (230)      (143)        712
   Savings Deposits                18,373      3,958      1,502       5,001
   Time Deposits                  (18,787)    (2,849)    22,303        (865)
                                  -----------------------------------------
      Total Deposits                  (22)       879     23,662       4,848
   Short-Term Debt:
      Federal Funds Purchased      31,121        384     (6,200)        394
      Commercial Paper              4,253       (443)       762         561
      Short-Term Notes Payable         (3)         6         (6)         (1)
                                  -----------------------------------------
         Total Short-Term Debt     35,371        (53)    (5,444)        954
   Long-Term Debt                   3,128     (1,448)    (4,907)      1,996
   Junior Subordinated Debentures       5         (5)     7,832          14
                                  -----------------------------------------
         Total                     38,482       (627)    21,143       7,812
                                  -----------------------------------------
Net Interest Income               $27,011    $(3,017)   $16,582      $5,784
                                  =========================================

Provision for Loan and Lease Losses

Charges to the provision for loan and lease losses are taken to maintain an adequate balance in the reserve for such losses based on the level of credit risk in the lending portfolio. During 1998, 1997 and 1996, the provision for loan and lease losses was $31.2 million, $44.8 million and $47.0 million, respectively. Factors that caused fluctuations in the balance of reserve for loan and lease losses or the level of credit risk during the three years include:

- Loan Charge-Offs -- Loans and leases deemed uncollectible are charged off and deducted from the reserve and recoveries on loans and leases previously charged off are added to the reserve. Net charge-offs for 1998, 1997 and 1996 were $27.3 million, $41.3 million and $41.9 million, respectively.

- Growth in the Lending Portfolio -- The credit risk of the lending portfolio increases as the size of the lending portfolio increases assuming no other changes to the lending portfolio. During 1998 and 1996, total loans and leases grew 11% and 8%, respectively, while in 1997, total loans and leases decreased 5%.

- Composition of the Lending Portfolio -- The type and credit grade of loans affect the overall credit risk of the lending portfolio. The percentage of consumer lending to total loans and leases was 22%, 24% and 36% in 1998, 1997 and 1996 respectively. The decrease in this percentage was due to the sale of consumer loans and leased vehicles and the strong growth in commercial lending during this time period.

Noninterest Income

Table 6 details the components of noninterest income and their change since 1996:

TABLE 6:  Noninterest Income

                                                                        Percentage
                                                                    Increase (Decrease)
                                                                    -------------------
                                        1998       1997       1996    1998/97  1997/96
                                      -------------------------------------------------
                                              (In Thousands)
 Service Charges on Deposit Accounts   $27,242    $24,752    $21,537    10.1%    14.9%
 Other Service Charges and Fees         51,678     37,058     29,328    39.5     26.4
 Operating Lease Income                 37,481     26,207     10,033    43.0    161.2
 Gain on Sales of Loans and Leases      80,221     60,883     26,255    31.8    131.9
 Security Gains                         12,940      9,713         96    33.2       -
 Other                                  13,425     14,045     14,188    (4.4)    (1.0)
                                      -----------------------------------------------
                                      $222,987   $172,658   $101,437    29.1%    70.2%
                                      ===============================================

Noninterest income has grown significantly over the past two years. Noninterest income increased $50.3 million (29%) during 1998 and $71.2 million (70%) during 1997. Explanations for the growth in noninterest income by category follow:

- Service Charges on Deposit Accounts -- Service charges on deposit accounts have increased for 1998 and 1997 as a result of increased fees received on corporate deposit accounts, and ATM usage.

- Other Service Charges and Fees -- The increased revenue in other service charges and fees is primarily attributable to two areas. First, Provident Capital Corp at times lends funds to businesses and receives stock or stock warrants of the business. This permits Capital Corp to participate in the business's growth. Subsequently, these stocks or stock warrants are recognized as noninterest income. Second, loan servicing fees continue to increase as Provident Consumer Financial Services retains the servicing of securitized residential loans sold.

- Operating Lease Income -- The growth in operating lease revenue is the result of three activities. First, $693.4 million of automobiles were sold and leased back during 1998 and 1997. As these automobiles are subleased to third-party consumers, lease revenue from the consumers, net of lease expense to the purchasers of the automobiles, is recognized as operating lease income. Prior to the sales-leaseback transactions, the automobiles had been accounted for as direct finance leases on which interest income was recorded. Second, Information Leasing Corporation was acquired near the end of 1996. During 1998 and 1997, Information Leasing recognized operating lease revenue of $8.6 million and $8.8 million, respectively. Finally, the continued expansion of Provident Commercial Group resulted in an increase in operating lease revenue of $4.1 million and $7.5 million during 1998 and 1997, respectively.

- Gain on Sales of Loans and Leases -- Provident securitizes and/or sells a portion of its loans and leases, while generally retaining the servicing of these loans and leases. The proceeds from these sales permit Provident to originate a higher volume of loans and leases than would normally be possible for a company its size. The following provides detail of the gain on sales recognized during the past three years.

TABLE 7:  Gain on Sale of Loans and Leases

                                                 1998      1997      1996
                                               ---------------------------
                                                       (In Thousands)
Gain/(Loss) Based on Cash Received:
  Equipment Lease Securitization               $13,429        $-        $-
  Equipment Lease Residuals                      8,939     1,761     1,694
  Auto Lease Sales and Terminations              7,549     4,804     2,468
  Conforming Residential Loan Sales              5,077     6,335     2,266
  Credit Card Whole Loan Sales                   3,420         -         -
  Nonconforming Whole Loan Sales                   290       495     1,800
  Other Loan Sales                                 447       156       328
Gain/(Loss) Based on Retained Interest in
 Securitized Assets Received:
  Nonconforming Loan Securitizations            36,337    36,886    17,699
  Prime Consumer Home Equity Securitizations     4,733    10,446         -
                                               ---------------------------
                                               $80,221   $60,883   $26,255
                                               ===========================

  Equipment leases of $211.3 million, originated or acquired by our Information Leasing business line, were securitized and sold during 1998. The recognized gain of $13.4 million was based on cash cash received.

  Nonconforming residential loans, originated or acquired by our Consumer Financial Services business line, have been securitized and sold on a quarterly basis since 1996. Total loans securitized and sold were $1,060 million, $844 million and $264 million in 1998, 1997 and 1996, respectively. Under these types of sales, gains or losses are determined based on a present value calculation of future cash flows, using the cash-out methodology, of the underlying loans, net of interest payments to security holders, loan loss and prepayment assumptions and normal servicing revenue. Interest income is recognized throughout the life of the securitization at the rate that the future cash flows have been discounted.

  Under the securitizations, residual cash flows are retained in the securitization trusts and allowed to accumulate. These accumulated cash flows act as credit enhancement assets for the securitization trusts' security holders. Once certain targeted levels are achieved, subsequent residual cash flows are distributed to Provident on an unrestricted basis. In addition, the accumulated cash flows held within the securitization trusts will also be distributed to Provident over the term of the securitization. The cash-in method of determining the fair value of the retained interest in securitized assets discounts the projected residual cash flows at the time such cash flows are expected to be received by the securitization trust. The cash-out method of determining the fair value of retained interest in securitized assets required by the FASB and SEC discounts the projected residual cash flows at the time such cash flows are expected to be distributed to Provident.

  During the first quarter of 1998, Provident changed its securitization structure as discussed in Note C to the Consolidated Financial Statements, and as a result, the calculation of gains on securitization of loans was computed using the cash-out method. Prior to 1998, the cash-in method had been used. During the fourth quarter of 1998, the Financial Accounting Standards Board and Securities and Exchange Commission indicated that the cash-out method is the only acceptable method to calculate gains. The cash-out method results in lower initial gains on the sale of loans and higher subsequent interest income from the accretion of the additional cash-out discount. As discussed in Provident's amended
  Form 10-K for 1997, prior years' results were restated to reflect the change in methodology.

  Home equity loans have also been sold and securitized during 1998 and 1997. During 1998, $183.2 million of home equity lines of credit were sold resulting in a recognized gain of $4.7 million. During 1997, $244.5 million of home equity loans were sold providing a gain of $10.4 million.

  Management recognizes that there are risks involved in recording noncash loan sale gains. However, management believes it is making conservative assumptions as to anticipated prepayment speeds and credit losses. Prepayment speed assumptions for nonconforming loan securitizations have been increased, starting with a base 10%
  constant prepayment rate ("CPR") for unseasoned loans, and increasing during the life to a 35% CPR for sales occurring since June 30, 1998. Weighted average CPR's for all securitizations are 10.6% and 29.5% for the base CPR and ramped CPR, respectively. The average annual loan loss assumption is 1.06% and the total loan loss to loans sold is 3.25%.

  No assurance can be provided that the level of loan originations and acquisitions, along with a favorable interest rate market, will continue to permit the recognition of such gains on sales of loans in future years.

- Security Gains -- Security gains increased during 1998 and 1997 as a result of management's decision to adopt a more active portfolio management style and to take advantage of interest rate movements.

- Other -- The largest components of revenue within other income have been income from investment in partnerships ($1.7 million in 1998 and 2.9 million in 1997) and the receipt of additional consideration related to a loan that had been restructured ($4.0 million in 1997 and $10.0 million in 1996).

Noninterest Expense

Table 8 details the components of noninterest expense and their change since 1996:

TABLE 8:  Noninterest Expense

                                                                      Percentage
                                                                  Increase (Decrease)
                                                                  -------------------
                                      1998       1997       1996    1998/97   1997/96
                                    -------------------------------------------------

                                            (In Thousands)
 Salaries and Employee Benefits     $124,639   $101,454    $79,830    22.9%     27.1%
 Depreciation on Operating
  Lease Equipment                     21,662     17,667      7,221    22.6     144.7
 Occupancy                            16,951     12,744      9,673    33.0      31.7
 Professional Services                18,276     14,912     11,463    22.6      30.1
 Equipment Expense                    20,771     15,208     11,348    36.6      34.0
 Charges and Fees                     14,317     12,652      8,583    13.2      47.4
 Marketing                             9,624      7,890      5,103    22.0      54.6
 Other                                54,161     43,451     33,780    24.6      28.6
                                    ------------------------------------------------
   Noninterest Expense Before
    Significant and Unusual Items    280,401    225,978    167,001    24.1      35.3
 Special Charges and Exit Costs       22,005          -          -       -         -
 One-Time Deposit Insurance Charge         -          -      8,161       -         -
                                    ------------------------------------------------
                                    $302,406   $225,978   $175,162    33.8%     29.0%
                                    ================================================

Noninterest expense before significant and unusual items increased $54.4 million (24%) and $59.0 million (35%) during 1998 and 1997, respectively. Components of noninterest expense, along with an explanation as to their fluctuations, follow:

- Salaries and Employee Benefits -- The increase in compensation was primarily from the continued expansion of Consumer Financial Services and Information Leasing (1998 and 1997), the acquisition of two Florida banks (1998 and 1997) and the creation of a national warehouse lending function (1998).

- Depreciation on Operating Lease Equipment -- The acquisition of Information Leasing in December, 1996 and the increased volume of operating lease agreements entered into by Commercial Group has resulted in the increase in depreciation on operating lease equipment.

- Occupancy -- An increase in rent expense, primarily in the areas of Consumer Financial Services (1998 and 1997), Provident Bank of Florida (1998 and 1997) and warehouse lending (1998) resulted in higher occupancy expense.

- Professional Services -- The increase in professional services was in management consulting fees, temporary employment fees and legal fees for 1998 and management consulting fees for 1997.

- Equipment Expense -- Equipment expense has increased primarily as a result of the purchase and subsequent depreciation of computer and data processing equipment for both 1998 and 1997.

- Charges and Fees -- Charges and fees have increased as a result of higher loan origination costs (1998) and the establishment of a loss contingency reserve for auto sale-leaseback transactions (1997).

- Marketing   --   The  increase  in  marketing   expense  is  due  to
  Provident's efforts to improve its name recognition and expand its customer base. Marketing concepts include the "Personal Banker" and "Simple Truth About Banking" advertisement campaigns, the introduction of a new logo and branch signage.

- Other -- Larger fluctuations within other noninterest expense include Year 2000 computer compliance (1998 and 1997), communications expenditures (1998) and management recruitment expenditures (1997).

- Special Charges and Exit Costs -- Provident's efficiency ratio (operating expenses as a percentage of net revenue) has increased over the past three years. As a result, Provident took two courses of action. First, a Performance Optimization Project ("POP") was initiated during the second half of 1998. POP is expected to enable Provident to undertake new revenue generating initiatives without
  significantly  increasing  expenses.  As  part  of  POP,   Provident
  associates  developed  over  1,000  specific  actions  to   increase
  productivity. These actions will be substantially implemented by the end of 1999. Second, an analysis of current and future profitability of various business units was performed. As a result of this analysis, a determination was made that the prospects for future revenue growth did not justify the continued operating losses by the MeritValu and Free Markets Partner units. Accordingly, these business units were formally discontinued during the fourth quarter of 1998. In connection with these two initiatives, Provident recorded a special charge of $22 million during the fourth quarter of 1998. This charge is composed of employee termination benefits, fixed asset write-offs, exit costs for the MeritValu and Free Market Partners units, and professional fees incurred in completing the reengineering project. Additional details of these components are provided in Note P to the Consolidated Financial Statements.

- One-Time Deposit Insurance Charge -- A one-time charge of $8.2 million was assessed for the recapitalization of the Savings Association Insurance Fund during 1996.

Income Taxes

The effective tax rate for 1998 and 1997 was 34.7%, while the effective tax rate for 1996 was 34.5%.


FINANCIAL CONDITION ANALYSIS

Short-Term Investments and Investment Securities

As of December 31, 1998 and 1997, federal funds sold and reverse repurchase agreements outstanding were $60.0 million and $1.7 million. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, any remainder is placed in overnight federal funds.

As of December 31, 1998 and 1997, Provident Financial held $50.3 million and $- million, respectively, in trading account securities. Beginning in 1998, Provident Financial began purchasing securities with the intention of recognizing short-term profits. These securities are carried at fair value with realized and unrealized gains and losses reported in other noninterest income.

Investment securities represented approximately 21% of average earning assets in 1998, compared to 18% in 1997 and 17% in 1996. The amortized cost and market value of investment securities available for sale at the dates indicated are summarized in Table 9:

TABLE 9:  Investment Securities

                                               Amortized Cost at December 31,
                                            -----------------------------------
                                               1998        1997         1996
                                            -----------------------------------
                                                       (In Thousands)
U.S. Treasury and Federal Agency Debentures   $152,737     $17,251      $83,307
State and Political Subdivisions                 1,939      10,200        5,270
Mortgage-Backed Securities                   1,057,902   1,044,304      654,444
Asset-Backed Securities                        247,311     252,142      200,071
Other Securities                                68,119      57,606       78,992
                                            -----------------------------------
    Total Securities                        $1,528,008  $1,381,503   $1,022,084
                                            ===================================

                                                 Market Value at December 31,
                                            -----------------------------------
                                               1998        1997        1996
                                            -----------------------------------
                                                      (In Thousands)
U.S. Treasury and Federal Agency Debentures   $151,338     $17,401      $83,741
State and Political Subdivisions                 1,920      10,396        5,270
Mortgage-Backed Securities                   1,047,769   1,043,811      658,325
Asset-Backed Securities                        245,855     252,009      200,160
Other Securities                                67,271      58,090       80,711
                                            -----------------------------------
    Total Securities                        $1,514,153  $1,381,707   $1,028,207
                                            ===================================

Table 10 shows the December 31, 1998, maturities and weighted average yields for investment securities. Yields on equity securities that comprise the fixed rate, due after 10 years classification of other securities have been omitted from the table. A 35% tax rate was used in computing the tax equivalent yield adjustment. The yields shown are calculated based on original cost and effective yields weighted for the scheduled maturity of each security. Mortgage-backed and asset-backed securities are assigned to maturity categories based on their estimated average lives.

TABLE 10:  Investment Securities Yields and Maturities

                                       Fixed Rate            Floating Rate
                                   -------------------------------------------
                                                                    Weighted
                                              Weighted              Average
                                              Average               Yield On
                                   Amortized  Yield To   Amortized  Current
                                     Cost     Maturity     Cost   Coupon Rates
                                   -------------------------------------------
                                             (Dollars in Thousands)
U.S. Treasury and Federal Agency
  Debentures:
    Due in one year or less            $844        5.57%       $-           -%
    Due after 1 through 5 years     151,664        5.43       229        6.51
    Due after 5 through 10 years          -           -         -           -
    Due after 10 years                    -           -         -           -
                                   ------------------------------------------
      Total                        $152,508        5.45%     $229        6.51%
                                   ==========================================

State and Political Subdivisions:
    Due in one year or less              $-           -%       $-           -%
    Due after 1 through 5 years           -           -         -           -
    Due after 5 through 10 years          -           -         -           -
    Due after 10 years                1,939        9.09         -           -
                                   ------------------------------------------
      Total                          $1,939        9.09%       $-           -%
                                   ==========================================

Mortgage-Backed Securities:
    Due in one year or less          $9,084       10.02%   $5,246        6.75%
    Due after 1 through 5 years     602,514        6.38   179,789        8.03
    Due after 5 through 10 years    160,650        5.95    28,980       12.00
    Due after 10 years               18,027        6.52    53,612       12.00
                                   ------------------------------------------
      Total                        $790,275        6.89% $267,627        8.68%
                                   ==========================================
Asset-Backed Securities:
    Due in one year or less              $-           -%  $46,003        5.81%
    Due after 1 through 5 years      86,505        5.62    93,341        5.84
    Due after 5 through 10 years     21,462        5.75         -           -
    Due after 10 years                    -           -         -           -
                                   ------------------------------------------
      Total                        $107,967        5.66% $139,344        5.84%
                                   ==========================================

Other Securities:
    Due in one year or less              $-           -%       $-           -%
    Due after 1 through 5 years           -           -       745        7.45
    Due after 5 through 10 years        250        7.08         -           -
    Due after 10 years               67,124           -         -           -
                                   ------------------------------------------
      Total                         $67,374        7.08%     $745        7.45%
                                   ==========================================

Loans and Leases

As of December 31, 1998 and 1997, total loans and leases were $5,623.5 million and $5,051.8 million, respectively. During 1998, Provident sold $1,377.6 million in residential loans, $400.0 million in warehouse lines, $211.3 million in equipment leases and $183.2 million in home equity loans. In addition, Provident sold and leased back $351.2 million of automobiles which had previously been accounted for as consumer lease financings, but are now accounted for as off-balance sheet operating leases. As a result of loans being sold with servicing retained and the sale-leaseback transactions, Provident has a total of $3.2 billion and $1.5 billion of managed loans and leases not included in the lending portfolio as of year-end 1998, and 1997, respectively. Provident does not have a material exposure to foreign, energy or agricultural loans. Table 11 shows loans and leases outstanding at period end by type of loan:

TABLE 11:  Loan and Lease Portfolio Composition

                                                 December 31,
                             --------------------------------------------------
                               1998       1997       1996      1995      1994
                             --------------------------------------------------
By Dollar (In Millions):
  Commercial Lending:
    Commercial and Financial $3,270.7   $2,733.5   $2,404.9  $2,250.6  $1,878.4
    Mortgage                    436.1      469.5      475.9     448.9     420.2
    Construction                437.6      305.2      283.7     266.4     172.2
    Lease Financing             243.7      340.3      239.1     128.7     109.7
   Consumer Lending:
    Instalment                  621.4      624.3      924.5   1,000.9     930.5
    Residential                 190.7      136.2      391.6     466.4     507.7
    Lease Financing             423.3      442.8      591.7     334.2     185.8
                             --------------------------------------------------
     Total Loans and Leases  $5,623.5   $5,051.8   $5,311.4  $4,896.1  $4,204.5
                             ==================================================
By Percentage:
  Commercial Lending:
    Commercial and Financial     58.1%      54.1%      45.3%     46.1%     44.7%
    Mortgage                      7.8        9.3        9.0       9.2      10.0
    Construction                  7.8        6.0        5.3       5.4       4.1
    Lease Financing               4.3        6.7        4.5       2.6       2.6
   Consumer Lending:
    Instalment                   11.1       12.4       17.4      20.4      22.1
    Residential                   3.4        2.7        7.4       9.5      12.1
    Lease Financing               7.5        8.8       11.1       6.8       4.4
                             --------------------------------------------------
     Total Loans and Leases     100.0%     100.0%     100.0%    100.0%    100.0%
                             ==================================================

Table 12 shows the composition of the commercial and financial loan category by industry type at December 31, 1998:

TABLE 12:  Commercial and Financial Loans

                                                                    Amount on
                                             Amount    Percentage   Nonaccrual
                                            ----------------------------------
                                                    (Dollars in Millions)
Manufacturing                                  $685.5        21.0%       $12.0
Service Industries                              562.3        17.2          2.9
Real Estate Operators / Investment              371.3        11.4          1.2
Retail Trade                                    287.5         8.8          9.9
Wholesale Trade                                 252.0         7.7          1.4
Finance & Insurance                             234.9         7.2           .7
Transportation / Utilities                      209.7         6.4           .7
Construction                                    135.6         4.1           .6
Automobile Dealers                              115.5         3.5            -
Residential Warehouse Lending                    96.4         2.9          1.8
Other (1)                                       320.0         9.8          3.3
                                             ---------------------------------
                                             $3,270.7       100.0%       $34.5
                                             =================================

(1) Includes various kinds of loans, such as small business loans and loans with balances under $100,000.

Table 13 shows the composition of commercial mortgage and construction loans by property type at December 31, 1998:

TABLE 13:  Commercial Mortgage and Construction Loans

                             Commercial     Commercial                         Amount on
                              Mortgage     Construction   Total   Percentage   Nonaccrual
                             ------------------------------------------------------------
                                                  (Dollars in Millions)
Office / Warehouse               $113.2           $81.6   $194.8        22.3%          $-
Shopping / Retail                 113.5            78.6    192.1        22.0           .3
Residential Development            37.5           129.7    167.2        19.1            -
Apartments                         55.0            70.0    125.0        14.3            -
Land                               12.8            24.4     37.2         4.3            -
Auto Sales & Service               24.8             2.6     27.4         3.1            -
Hotel / Motel / Restaurants         3.0            15.5     18.5         2.1            -
Industrial Plants                   8.4             6.5     14.9         1.7            -
Churches                            8.7             4.9     13.6         1.6            -
Healthcare Facilities               4.0               -      4.0         0.5            -
Other Commercial Properties        55.2            23.8     79.0         9.0            -
                                 --------------------------------------------------------
                                 $436.1          $437.6   $873.7       100.0%         $.3
                                 ========================================================

Commercial and real estate construction loans outstanding at December 31, 1998 are shown in Table 14 by maturity, based on remaining scheduled repayments of principal:

TABLE 14:  Loan Maturities

                                              After 1
                                   Within   but Through  After
                                   1 Year     5 Years   5 Years    Total
                                 -----------------------------------------
                                                (In Thousands)
Commercial and Financial         $1,017,336 $1,399,130 $854,209 $3,270,675
Commercial Construction             137,571    229,924   70,068    437,563
Residential Construction                  -          -    3,259      3,259
                                 -----------------------------------------
   Total                         $1,154,907 $1,629,054 $927,536 $3,711,497
                                 =========================================

Loans Due After One Year:
  At predetermined interest rates                                 $799,522
  At floating interest rates                                     1,757,068

Credit Risk Management

Provident maintains a reserve for loan and lease losses in order to absorb losses in its portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans and leases, credit loss experience, general economic conditions and other pertinent factors. The reserve is maintained at a level which management considers to be adequate to absorb inherent loan and lease losses. The reserve is increased by the provision for loan and lease losses. Loans and leases deemed uncollectible are charged off and deducted from the reserve and recoveries on loans and leases previously charged off are added to the reserve.

Table 15 shows selected information relating to Provident's loans, leases and reserves for loan and lease losses:

TABLE 15:  Reserve for Loan and Lease Losses

                                                     December 31,
                               ------------------------------------------------------
                                  1998       1997       1996       1995       1994
                               ------------------------------------------------------
                                                (Dollars in Thousands)
Daily Average Net Loans
 and Leases Outstanding        $5,627,122 $5,258,975 $4,952,841 $4,397,275 $3,673,803
                               ======================================================
Reserve for Loan and Lease
 Losses at Beginning of Period    $71,980    $66,693    $60,235    $51,979    $40,542
Provision Charged to Expense       31,200     44,750     47,000     14,000     12,000
Acquired Reserves                       -      1,814      1,373          -          -
Loans and Leases Charged Off:
 Commercial Lending:
  Commercial and Financial         14,391     17,286     17,236      5,096      2,979
  Mortgage                              -      1,505      1,945         94        904
  Construction                          -          -          -          -          -
  Lease Financing                   5,173      1,367          -          -          -
 Consumer Lending:
  Instalment                       12,856     24,065     24,342      8,232      5,564
  Residential                         841      1,141        199        127        125
  Lease Financing                   3,855      6,009      3,087        647          -
                               ------------------------------------------------------
      Total Charge-Offs            37,116     51,373     46,809     14,196      9,572
                               ------------------------------------------------------
Recoveries:
 Commercial Lending:
  Commercial and Financial            834      1,055        619      6,238      6,614
  Mortgage                          1,344        915        333        121        552
  Construction                          -          -          -          -          -
  Lease Financing                     226        306         14          -          -
 Consumer Lending:
  Instalment                        5,901      5,766      3,490      1,994      1,806
  Residential                         190        145         36         13         37
  Lease Financing                   1,348      1,909        402         86          -
                               ------------------------------------------------------
      Total Recoveries              9,843     10,096      4,894      8,452      9,009
Net Loans and Leases           ------------------------------------------------------
 Charged Off                       27,273     41,277     41,915      5,744        563
                               ------------------------------------------------------
Reserve for Loan and Lease
 Losses at End of Period          $75,907    $71,980    $66,693    $60,235    $51,979
                               ======================================================
Net Charge-Offs to Average
 Net Loans and Leases                 .48%       .78%       .85%       .13%       .02%
                               ======================================================

Explanation as to significant changes in charge-offs between 1996 and 1998 follows:

- Commercial and Financial -- Commercial and financial loans of $14.4 million, $17.3 million and $17.2 million were charged off in 1998, 1997 and 1996, respectively. Due to the size of many of the commercial and financial loans, a few large charge-offs can result in a significant fluctuation in the total charge-offs of this loan type. There were three charge-offs greater than one million dollars in 1998 and 1997 and six in 1996. Generally, Provident obtains collateral on its larger commercial and financial loans, which reduces its credit exposure.

- Commercial Lease Financings -- Charge-offs for commercial lease financings have increased during the past three years reflecting the growth in this credit product. Average commercial lease financings were $317.5 million, $267.1 million and 141.5 million in 1998, 1997 and 1996, respectively.

- Instalment  --  Charge-offs  for  instalment  loans   totaled  $12.9
  million, $24.1 million and $24.3 million during 1998, 1997 and 1996, respectively. The decrease in total charge-offs for 1998 as compared to 1997 and 1996 was a result of fewer charge-offs in indirect auto loans and in the credit card portfolio. The reduction of indirect auto loan and credit card charge-offs was due to higher credit quality standards on the origination of the loans and improved technology of collection systems.

- Consumer Lease Financings -- Consumer lease financing charge-offs during 1998, 1997 and 1996 were $3.9 million, $6.0 million and $3.1 million, respectively. The fluctuation in charge-offs of auto leases reflects the implementation of risk-based pricing origination standards and the change in the average balance of the auto lease portfolio.

Table 16 shows the dollar amount of the reserve for loan and lease losses using management's estimate by principal loan and lease category. Unallocated reserves have been proportionately applied among the various loan categories.

TABLE 16:  Allocation of Reserve for Loan and Lease Losses

                                             December 31,
                               ---------------------------------------
                                 1998    1997    1996    1995    1994
                               ---------------------------------------
                                            (In Thousands)
Commercial Lending:
 Commercial and Financial      $39,578 $34,844 $28,053 $26,280 $22,031
 Mortgage                        4,031   4,461   3,993   3,774   3,493
 Construction                    6,742   5,496   4,969   4,824   3,886
 Lease Financing                 4,269   5,303   4,004   1,543   1,355
                               ---------------------------------------
                                54,620  50,104  41,019  36,421  30,765
Consumer Lending:
 Instalment                     14,786  14,971  17,616  18,683  17,821
 Residential                       717     767     718     958   1,071
 Lease Financing                 5,784   6,138   7,340   4,173   2,322
                               ---------------------------------------
                                21,287  21,876  25,674  23,814  21,214
                               ---------------------------------------
                               $75,907 $71,980 $66,693 $60,235 $51,979
                               =======================================

Table 17 presents a summary of various indicators of credit quality:

TABLE 17:  Credit Quality

                                                             December 31,
                           ------------------------------------------------------------------------------
                                 1998            1997            1996            1995            1994
                           ------------------------------------------------------------------------------
                              $       %       $       %       $       %       $       %       $       %
                           ------------------------------------------------------------------------------
                                                        (Dollars In Thousands)
Nonperforming Assets
Nonaccrual Loans (1):
 Commercial Lending:
  Commercial & Financial   34,544    76.3  37,800    63.9  14,164    49.7  26,190    54.7   2,973    28.0
  Mortgage                    335      .7     335      .6     103      .4   6,716    14.0   1,869    17.6
  Construction                  -       -      27      .1      71      .2      78      .2      78      .7
  Lease Financing           4,002     8.8   4,798     8.1   3,973    13.9   2,605     5.4       -       -
                           ------------------------------------------------------------------------------
                           38,881    85.8  42,960    72.7  18,311    64.2  35,589    74.3   4,920    46.3

 Consumer Lending:
  Instalment                    -       -       -       -       -       -     230      .5       -       -
  Residential               3,692     8.1   3,459     5.8   2,805     9.8   1,678     3.5   1,396    13.2
  Lease Financing               -       -       -       -       -       -       -       -       -       -
                           ------------------------------------------------------------------------------
                            3,692     8.1   3,459     5.8   2,805     9.8   1,908     4.0   1,396    13.2
                           ------------------------------------------------------------------------------
  Total Nonaccrual Loans   42,573    93.9  46,419    78.5  21,116    74.0  37,497    78.3   6,316    59.5

Renegotiated Loans (2)          -       -     377      .6     786     2.8   4,753     9.9     961     9.1
                           ------------------------------------------------------------------------------
  Total Nonperforming
   Loans                   42,573    93.9  46,796    79.1  21,902    76.8  42,250    88.2   7,277    68.6
                           ------------------------------------------------------------------------------
Other Real Estate and
 Equipment Owned:
  Commercial                1,337     3.0  11,207    18.9   6,102    21.4   3,714     7.8     714     6.8
  Closed Bank Branches          -       -       -       -       -       -     189      .4     311     2.9
  Residential               1,307     2.9   1,079     1.8     475     1.7     468     1.0     350     3.3
  Multifamily                           -       -       -       -       -     594     1.2   1,094    10.3
  Land                         91      .2     110      .2      15      .1     663     1.4     857     8.1
                           ------------------------------------------------------------------------------
                            2,735     6.1  12,396    20.9   6,592    23.2   5,628    11.8   3,326    31.4
                           ------------------------------------------------------------------------------
  Nonperforming Assets     45,308   100.0  59,192   100.0  28,494   100.0  47,878   100.0  10,603   100.0
                           ==============================================================================
Loans 90 Days Past Due -
 Still Accruing             9,219           9,811          18,751          26,578           4,673

Loan and Lease Loss
 Reserve as a Percent of:
  Total Loans and Leases             1.35            1.42            1.26            1.23            1.24
  Nonperforming Loans              178.30          153.82          304.51          142.57          714.29
  Nonperforming Assets             167.54          121.60          234.06          125.81          490.23
Nonperforming Loans as a
 Percent of Total Loans
 and Leases                           .76             .93             .41             .86             .17
Nonperforming Assets as a
 Percent of:
  Total Loans, Leases and
   Other Real Estate and
   Equipment                          .81            1.17             .54             .98             .25
  Total Assets                        .56             .83             .42             .77             .20

(1) Provident generally stops accruing interest on loans and leases when the payment of principal and/or interest is past due 90 days or more.
(2) Loans renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

Loans and leases are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more. However, instalment loans and consumer leases are not placed on nonaccrual status because they are charged off when the loans and leases reach 120 days to 150 days past due. In addition, loans that are well secured and in the process of collection are not placed on nonaccrual status. When a loan is placed on nonaccrual status, any interest income previously recognized that has not been received is reversed. Future interest income is recorded only when a payment is received.

Although loans and leases may be classified as nonaccrual or renegotiated, many continue to pay interest irregularly or at less the than the original contractual rates. The gross amount of interest income recognized during 1998 with respect to these loans and leases was $2.5 million compared to $4.9 million that would have been recognized had the loans and leases remained current in accordance with their original terms.

Nonaccrual loans decreased $3.8 million during 1998. Significant activity within nonaccrual loans included the addition of nine loans to nonaccrual, the charge-off of three loans and seven loans being brought current or paid-off resulting in their removal from nonaccrual status. Other real estate decreased $9.7 million due primarily to the sale of four properties.

Nonaccrual loans increased $25.3 million during 1997, due primarily to five loans being placed on nonaccrual status. Other real estate and equipment owned increased $5.8 million primarily due to property foreclosures on a commercial mortgage and a lease.

Management's determination of the adequacy of the reserve is based on an assessment of the losses inherent in the lending portfolio. This assessment consists of loans and leases evaluated on an individual basis, as well as those evaluated as a group.

Detailed analyses are performed on loans and leases that have been placed on nonaccrual. Potential losses are determined on these loans based upon discussions among lending officers, credit, loan review and collection associates, and senior management. Of the $42.6 million in nonaccrual loans at December 31, 1998, management estimates approximately $13.9 million of potential loss. In addition, management estimates approximately $11.5 million of potential loss on $38.3 million of loans and leases that are current, but which due to the possible credit problems, were considered to be in need of closer monitoring.

The adequacy of the reserve for loan and lease losses is also based upon internal credit grades and loan types. Through a review of the borrowers' payment history, financial statements and collateral appraisals, credit grades are assigned to loans and leases above a fixed dollar amount within the commercial lending portfolio. Management projects potential loan losses by credit grade and loan type based upon Provident's past six-year charge-off history.

In addition to the factors discussed above, the reserve for loan and lease losses includes management's determination of the reserve necessary for economic conditions within industry concentrations and regional markets in which Provident's borrowers operate. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have been considered in Provident's historical loss factors.


Deposits

Average interest bearing deposits increased $147.7 million (3%) and $433.3 million (11%) during 1998 and 1997, respectively. The increase in interest bearing deposits for 1998 and 1997 was primarily attributable to the growth in Provident's issuance of CD's, most notably brokered CD's and in-market public funds CD's. The public funds deposits are generally secured by depository bonds rather than pledged assets. For 1998 and 1997, average total interest bearing deposits represented 67% and 75%, respectively, of average interest bearing liabilities. Provident does not have a material amount of foreign deposits. Table 18 presents a summary of period end deposit balances:

TABLE 18:  Deposits

                                                       December 31,
                                                  --------------------
                                                    1998   1997   1996
                                                  --------------------
                                                      (In Millions)
Noninterest Bearing                                 $670   $605   $554
Interest Bearing Demand Deposits                     289    277    273
Savings Deposits                                   1,312    873    559
Certificates of Deposit Less than $100,000         1,282  1,652  1,792
Certificates of Deposit of $100,000 or More        1,774  1,289  1,418
                                                  --------------------
                                                  $5,327 $4,696 $4,596
                                                  ====================

At December 31, 1998, maturities on CD's of $100,000 or more were as follows (in millions):

3 months or less                                    $293
Over 3 through 6 months                              316
Over 6 through 12 months                             171
Over 12 months                                       994
                                                  ------
   Total                                          $1,774
                                                  ======

Included in CD's of $100,000 or more at December 31, 1998, 1997 and 1996 were brokered deposits of $1,096 million, $586 million and $765 million, respectively.

Provident issues brokered CD's with embedded call options combined with interest rate swaps with matching call dates as part of its CD program. Provident has the right to redeem the CD's on specific dates prior to their stated maturity while the interest rate swaps are callable at the option of the swap counterparty. The terms and conditions of the call options embedded in the interest rate swaps match those of the CD's, offsetting any option risk exposure to Provident. At December 31, 1998, Provident had $897 million of callable CD's.

Borrowed Funds

Borrowed funds are an important component of total funds to support earning assets. Provident's ability to generate interest-earning assets exceeded its capacity to generate deposits. In 1998, average short-term debt, used for interim funding of loans to be securitized, increased $650.4 million (100%) and average long-term debt increased $50.6 million (7%). The increase in the average balance for federal funds purchased was the primary reason for the increase in average short-term debt. Two Federal Home Loan Bank ("FHLB") advances totaling $225 million were the primary reasons for the increase in average long-term debt.

For 1997, average short-term debt decreased $103.0 million (14%) and average long-term debt decreased $78.5 million (10%). The decrease in the average balance for federal funds purchased was the primary reason for the decline in average short-term debt in 1997. The repayment of $167.9 million in FHLB debt was the primary reason for the decrease in average long-term debt in 1997.

During 1996, Provident established Provident Capital Trust I. Capital Trust issued Capital Securities of $100 million of preferred stock to the public and $3,093,000 of common stock to Provident. Proceeds from the issuance of the capital securities were invested in Provident's 8.60% Junior Subordinated Debentures, due 2026. Taken together, Provident's obligations under the Guarantee, the Declaration, the Indenture and the Debentures provide a full and unconditional guarantee of the Capital Securities. The sole assets (excluding interest receivable on the Debentures and prepaid expenses) of Capital Trust are the Debentures.

Capital Resources

Total stockholders' equity at December 31, 1998 and 1997 was $703.9 million and $626.3 million, respectively. The increase in the stockholders' equity during 1998 was primarily the result of net income exceeding dividends paid for the year.

During 1998, Provident announced that its Board of Directors had authorized the purchase of up to one million shares (2.3%) of its common stock. Shares purchased pursuant to the buy-back program will be used to fund various company benefit plans and for other corporate purposes. As of December 31, 1998 Provident had purchased 572,700 shares.

The dividend payout to net income ratio was 30.72%, 28.15% and 28.12% for 1998, 1997 and 1996, respectively. It is Provident's intention to pay annual dividends of approximately 30% of net income. Provident announced an increase in its quarterly common dividend rate from $.20 per share to $.22 per share beginning with the first quarter in 1999. During 1997, Provident increased its common dividend rate from $.14 per share to $.20 per share.

Capital adequacy ratios are provided in the Selected Financial Data Table and Selected Performance Ratios (Table 1) of this report.

Provident's   capital  expenditure  program  typically  includes   the
purchase of computer equipment and software, branch additions and enhancements, ATM additions and office building renovations. Capital expenditures for 1999 are estimated to be approximately $21 million and include the purchase of data processing hardware and software, branch additions, renovations and enhancements, facility renovations, and ATMs. Management believes that currently available funds and funds provided by normal operations will be sufficient to meet these capital expenditure requirements.

LIQUIDITY

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Provident has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash and deposits with other banks. Additional sources of liquidity include the sale of investment securities and the sale of commercial and consumer loans and leases. Another source for providing liquidity is the generation of new deposits. Provident may borrow both short-term and long-term funds. Provident has an additional $687.5 million available for borrowing under a bank note program. Approximately $139.1 million of long-term debt is due to be repaid during 1999.

Although no significant capital expenditures are expected during 1999, Provident (Parent) still has liquidity needs. The Parent's primary liquidity needs will be the payment of dividends to its preferred and common shareholders, funds for activity within commercial paper and interest payments on long-term debt and Junior Subordinated Debentures. The major source of liquidity for the Parent is dividends paid to it by its subsidiaries. The Parent received dividends of $51 million, $- million and $25 million in 1998, 1997 and 1996, respectively. The maximum amount available for dividends that may be paid in 1999 to the Parent by its banking subsidiaries without approval is approximately $175.9 million, plus 1999 net earnings. Management believes that amounts available from the banking subsidiaries will be sufficient to meet the Parent's liquidity requirements in 1999. Under the Federal Deposit Insurance Corp. Improvement Act of 1991 ("FDICIA"), an insured depository institution, such as Provident's banking subsidiaries, would be prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the statute). A discussion of restrictions on transfer of funds from subsidiaries to Provident Financial is presented in Note T, included in "Notes to Consolidated Financial Statements".

Additional sources of liquidity to the Parent include loan payments and sales of investment securities. At December 31, 1998, the Parent had $175 million and $40 million in lines of credit with unaffiliated banks to support commercial paper borrowings of $259.9 million and other general obligations, respectively. As of January 19, 1999, these lines had not been used.

MARKET RISK MANAGEMENT

The responsibility of monitoring and managing market and liquidity risk at Provident is assigned to the Asset Liability Committee ("ALCO"). The Market and Liquidity Risk Unit provides ALCO with the necessary analysis and reports. The main source of market risk is the risk of loss in the value of financial instruments that may result from the changes in interest rates. ALCO is bound to guidelines stated in the relevant policies approved by the Board of Directors.

In addition, ALCO is responsible for liquidity risk management. Retail deposits constitute a stable source to fund loan growth. Management's goal is to offer a wide variety of retail deposit products to ensure a growing market presence. To supplement retail deposits, Provident utilizes various sources of wholesale deposits. Borrowing through the Federal Home Loan Bank and offering short and medium term deposits to institutional investors are part of this strategy. Asset securitizations and conduit funding supplement the on-balance sheet sources. Through term and commercial paper conduit markets, Provident has the ability to take advantage of the liquid asset-backed securities market. In addition, in order to meet any unexpected changes in asset and liability positions, Provident maintains a liquid investment portfolio that may be used as a ready source of funds.

Interest rate risk management guidelines and policies are approved by the Board of Directors. ALCO is responsible for monitoring and managing the interest rate risk of both the balance sheet and off-balance sheet financial instruments. The Market and Liquidity Risk Unit, as an extension of ALCO, utilizes an asset/liability simulation to monitor interest rate risk. The simulation model measures changes in net interest income due to changes in the yield curve, and performs stress tests on net interest income. Parallel shifts as well as changes in the slope of the yield curve are performed to calculate potential adverse effect. The Interest Rate Risk Policy specifically states the boundaries for the percentage changes in net interest income. The Board of Directors also approves the limits for changes in the market value of equity. This is the change in the difference between the discounted value of assets and the discounted value of liabilities. The impairment or the improvement is measured as a percentage of total assets. Again, the Market and Liquidity Risk Unit monitors this ratio on a monthly basis.

In addition to the natural balance sheet hedges ALCO utilizes off-balance sheet instruments to manage interest rate risk. Interest rate swaps are the most widely used tool to manage interest rate risk, but from time to time interest rate caps and floors may also be utilized. Provident has used off-balance sheet tools effectively for a number of years and has developed important expertise and knowledge to achieve a safe and sound interest rate risk management process.

The following table summarizes the change to net interest income, as a percentage, over the next 12-month period based on an instantaneous and permanent change in the pricing of all interest rate sensitive assets, liabilities and off-balance sheet financial agreements. The effects of these interest rate fluctuations are considered worst case scenarios, as the analysis does not give consideration to any management of the new interest rate environment. These tests are performed on a monthly basis and the results are presented to the Board of Directors.

TABLE 19:  Interest Rate Sensitivity

                                       1998     1997
                                       -------------
100 Basis Points Decrease               2.4%      .1%
100 Basis Points Increase              (2.6)    (4.4)

200 Basis Points Decrease               4.6      1.9
200 Basis Points Increase              (5.2)    (8.4)

OFF-BALANCE SHEET FINANCIAL AGREEMENTS

Provident employs derivatives, such as interest rate swaps, interest rate caps, financial futures and forward contracts primarily to manage the interest rate risk inherent in Provident's core businesses.

Provident uses interest rate swaps as its primary off-balance sheet financial instrument. At December 31, 1998, Provident held approximately $1.8 billion in interest rate swaps that essentially convert a fixed rate of interest into a shorter repricing frequency. Approximately $1.7 billion are pay variable/receive fixed swaps used to convert the interest rate sensitivity of long-term fixed rate deposit and debt liabilities to a floating interest rate, based on LIBOR.

Interest rate swaps in which Provident pays a fixed rate of interest in exchange for receiving a floating interest rate of LIBOR or prime rate are used to manage the interest rate risk associated with long-term fixed rate commercial real estate loans. Provident had $49 million of pay fixed/receive variable rate swaps at December 31, 1998.

Provident manages the credit risk in these transactions through its counterparty credit policy, which limits transactions to counterparties classified as investment grade by the rating agencies of Moody's and Standard & Poor's. Generally, Provident requires bilateral collateral agreements as a technique to reduce credit risk. These bilateral collateral agreements have threshold credit limits above which investment securities must be pledged as collateral for the mark-to-market. At December 31, 1998, Provident pledged investment securities with a carrying value of $504,000 as collateral to a counterparty to cover the mark-to-market. As a second credit risk measure, Provident utilizes bilateral netting of interest payments. The frequency and timing of the interest payments are matched between counterparties, thereby reducing the credit exposure.

At December 31, 1998, there were no past due amounts on any interest rate swap. Provident has never experienced a credit loss related to an off-balance sheet financial agreement, and does not reserve for credit losses on these transactions.

Table 20 shows the changes in interest rate swap agreements for the years ending December 31, 1998 and 1997. The notional amount of interest rate swaps increased during 1998 as a result of acquiring additional hedges on its callable CD's. See the "Deposits" section of this report for additional details.

TABLE 20:  Interest Rate Swap Agreement Activity

                                                  1998           1997
                                                 ---------------------
                                                      (In Millions)
Beginning Notional Amount                        $1,545         $2,134
New Contracts                                       869            579
Called / Matured / Terminated Contracts            (618)        (1,168)
                                                 ---------------------
Ending Notional Amount                           $1,796         $1,545
                                                 =====================

Provident uses financial futures contracts and forward contracts to manage interest rate risk in a manner similar to interest rate swap agreements. At December 31, 1998, Provident had $63.6 million in forward contracts and no outstanding positions in financial futures contracts. The forward contracts were for the delivery of mortgage backed securities at fixed prices in January and February 1999.

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This SFAS establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that derivatives be recognized as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The accounting of the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used as a hedging instrument, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in earnings recognition for only the amount that the hedge is ineffective in achieving offsetting changes in fair value. The provisions of this SFAS become effective January 1, 2000.

Generally, Provident uses its derivatives as hedging instruments. Management believes that its hedges are highly effective and that the adoption of this SFAS will not have a material impact on Provident's financial position or the results of its operations.

YEAR 2000 COMPLIANCE

The Year 2000 Issue arose because many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results before, during and after January 1, 2000.

Provident has been actively addressing the Year 2000 Issue since 1996 as it could result in an interruption in certain normal business activities or operations. Such interruptions could materially affect Provident's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, including third party vendors and customers, Provident is unable to determine at this time whether Year 2000 failures will significantly affect Provident's results of operations, liquidity and financial condition. Steps taken by Provident are expected to significantly reduce the level of uncertainty about the Year 2000 issues. It is management's estimate that it will cost a total of $10 million to correct all of its application systems. Since inception, Provident has expensed $6.4 million for the correction of this problem. The following summarizes its Year 2000 readiness.

Mainframe Applications: Provident has completed the Year 2000 code remediation and implemented the changes into production. Additionally, all third-party upgrades required to ensure Year 2000 compliance have been installed. Provident has performed future date testing at an application level throughout the conversion and upgrade process. In addition an integrated systems Millennium Verification Test was executed offsite in the fourth quarter of 1998. Provident has established a logical partition (LPAR) to allow for continued production verification tests that include third-party and corporate customer interfaces.

PC Applications: Provident has established a Year 2000 PC test lab for verification of PC software applications, spreadsheets and databases. Plans call for date simulated testing to be completed on vendor purchased software, and Provident written spreadsheets and databases by the end of the first quarter of 1999. As of December 31, 1998, 68% of the software has been tested to ensure Year 2000 compliance.

Environmental/Embedded Systems: Provident has solicited, and received from vendors, the Year 2000 compliance information on its environmental and other embedded systems. To assist in testing these systems within the various facilities owned or leased, Provident has secured the services of an outside provider. This project is currently on target to meet a June, 1999 deadline.

Third Party Interdependencies: Provident has solicited, and continues to monitor, the readiness of all third party interdependencies. Testing has begun with our main interface, the Federal Reserve Bank, to verify our ACH, wire and daily cash settlement activity. Remaining Year 2000 compliance testing is scheduled to be completed during the first quarter of 1999.

Vendors/Customers: Letters and questionnaires have been sent out to significant vendors and borrowers of Provident. Both vendor and customer responses are being actively monitored and updated on an on-going basis.

Contingency Plans: Year 2000 business resumption contingency plans have been developed and documented. These plans are designed to focus on Provident's processes for achieving Year 2000 readiness with the assumption that all business processes, functions and applications will fail during the Year 2000 date change. These plans define processes and comprehensive procedures covering company-wide contingency strategies, financial business center sales and services, and individual business units necessary to assuring continuity or resumption of business operations in the event of Year 2000 disruptions. Master listings of external dependencies and interfaces including corporate customers, vendors, service providers, infrastructure and information sources are provided for within these plans.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See   Item  7  "Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations - Interest Rate Sensitivity".





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    INDEX TO FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors                   40

Financial Statements:

Provident Financial Group, Inc. and Subsidiaries
    Consolidated Balance Sheets                                     41
    Consolidated Statements of Income                               42
    Consolidated Statements of Changes in Shareholders' Equity      43
    Consolidated Statements of Cash Flows                           44
    Notes to Consolidated Financial Statements                      45

Supplementary Data:

Quarterly Consolidated Results of Operations (unaudited)            72

           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors
Provident Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Provident Financial Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of Provident Financial Group, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident Financial Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                             /s/ERNST & YOUNG LLP




Cincinnati, Ohio
January 19, 1999

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                             December 31,
                                                      ------------------------
                                                         1998          1997
                                                      ------------------------
                          ASSETS
Cash and Noninterest Bearing Deposits                   $267,441      $274,521
Federal Funds Sold and Reverse Repurchase Agreements      60,000         1,720
Trading Account Securities                                50,333             -
Investment Securities Available for Sale
  (amortized cost - $1,528,008 and $1,381,503)         1,514,153     1,381,707
Loans and Leases (Net of Unearned Income):
  Commercial Lending:
    Commercial and Financial                           3,270,675     2,733,556
    Mortgage                                             436,127       469,505
    Construction                                         437,563       305,150
    Lease Financing                                      243,722       340,302
  Consumer Lending:
    Instalment                                           621,357       624,340
    Residential - Held for Sale                          190,707       136,183
    Lease Financing                                      423,354       442,806
                                                      ------------------------
      Total Loans and Leases                           5,623,505     5,051,842
    Reserve for Loan and Lease Losses                    (75,907)      (71,980)
                                                      ------------------------
      Net Loans and Leases                             5,547,598     4,979,862
Leased Equipment                                         167,006       112,396
Premises and Equipment                                    78,621        71,458
Other Assets                                             449,835       285,195
                                                      ------------------------
                                                      $8,134,987    $7,106,859
                                                      ========================
           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                 $669,840      $605,166
    Interest Bearing                                   4,657,481     4,091,132
                                                      ------------------------
      Total Deposits                                   5,327,321     4,696,298
  Short-Term Debt                                        807,503       806,125
  Long-Term Debt                                         934,294       688,157
  Guaranteed Preferred Beneficial Interests in
    Company's Junior Subordinated Debentures              98,879        98,817
  Accrued Interest and Other Liabilities                 263,136       191,121
                                                      ------------------------
      Total Liabilities                                7,431,133     6,480,518
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized:
    Series D, 70,272 Issued                                7,000         7,000
  Common Stock, No Par Value, 110,000,000 Shares
    Authorized, 43,345,149 and 42,325,882 Issued          12,805        12,482
  Capital Surplus                                        224,745       196,617
  Retained Earnings                                      489,751       406,440
  Reserve for Retirement of Capital Securities                 -         3,667
  Treasury Stock, 572,700 Shares in 1998                 (21,425)            -
  Accumulated Other Comprehensive Income                  (9,022)          135
                                                      ------------------------
      Total Shareholders' Equity                         703,854       626,341
                                                      ------------------------
                                                      $8,134,987    $7,106,859
                                                      ========================


See notes to consolidated financial statements.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

                                                   Year Ended December 31,
                                                ------------------------------
                                                  1998       1997       1996
                                                ------------------------------
Interest Income:
 Interest and Fees On Loans and Leases          $525,827   $492,114   $451,805
 Interest on Investment Securities:
  Taxable                                         99,909     78,495     67,013
  Exempt from Federal Income Taxes                   213        331        566
                                                ------------------------------
                                                 100,122     78,826     67,579
 Other Interest Income                             7,811        872        941
                                                ------------------------------
   Total Interest Income                         633,760    571,812    520,325
Interest Expense:
 Interest on Deposits:
  Savings and Demand Deposits                     50,163     27,670     20,598
  Time Deposits                                  172,143    193,779    172,341
                                                ------------------------------
                                                 222,306    221,449    192,939
 Interest on Short-Term Debt                      70,958     35,640     40,130
 Interest on Long-Term Debt                       45,141     43,461     46,372
 Interest on Junior Subordinated Debentures        8,662      8,662        816
                                                ------------------------------
  Total Interest Expense                         347,067    309,212    280,257
                                                ------------------------------
   Net Interest Income                           286,693    262,600    240,068
Provision for Loan and Lease Losses              (31,200)   (44,750)   (47,000)
                                                ------------------------------
 Net Interest Income After Provision for
  Loan and Lease Losses                          255,493    217,850    193,068
Noninterest Income:
 Service Charges on Deposit Accounts              27,242     24,752     21,537
 Other Service Charges and Fees                   51,678     37,058     29,328
 Operating Lease Income                           37,481     26,207     10,033
 Gain on Sales of Loans and Leases                80,221     60,883     26,255
 Security Gains                                   12,940      9,713         96
 Other                                            13,425     14,045     14,188
                                                ------------------------------
  Total Noninterest Income                       222,987    172,658    101,437
Noninterest Expenses:
 Compensation:
  Salaries                                       103,910     82,222     65,448
  Benefits                                        15,105     13,047     10,544
  Profit Sharing                                   5,624      6,185      3,838
 Depreciation on Operating Lease Equipment        21,662     17,667      7,221
 Occupancy                                        16,951     12,744      9,673
 Professional Services                            18,276     14,912     11,463
 Equipment Expense                                20,771     15,208     11,348
 Charges and Fees                                 14,317     12,652      8,583
 Marketing                                         9,624      7,890      5,103
 Special Charges and Exit Costs                   22,005          -          -
 Other                                            54,161     43,451     41,941
                                                ------------------------------
  Total Noninterest Expenses                     302,406    225,978    175,162
                                                ------------------------------
Income Before Income Taxes                       176,074    164,530    119,343
Applicable Income Taxes                           61,122     57,093     41,198
                                                ------------------------------
  Net Income                                    $114,952   $107,437    $78,145
                                                ==============================
Basic Earnings Per Common Share                    $2.66      $2.59      $1.96
Diluted Earnings Per Common Share                   2.56       2.45       1.87

See notes to consolidated financial statements.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Thousands, Except Per Share Data)
                                                                    Retained
                                                                    Earnings
                                                                    Including
                                                                   Reserve for              Accumulated
                                                                   Retirement                  Other
                                   Preferred   Common    Capital   of Capital   Treasury   Comprehensive             Comprehensive
                                     Stock     Stock     Surplus   Securities     Stock       Income        Total       Income
                                   -----------------------------------------------------------------------------------------------
Balance at January 1, 1996           $7,000   $11,703   $137,313     $274,017       $(38)        $2,542   $432,537

  Net Income                                                           78,145                               78,145        $78,145
  Cash Dividends Declared on
    Common Stock, $.54 Per Share                                      (21,434)                             (21,434)
  Cash Dividends Declared on
    Preferred Stock, $7.63
    Per Share                                                            (536)                                (536)
  Exercise of Stock Options                        43      1,776                                             1,819
  Sale of Treasury Stock                                                   21         38                        59
  Acquisitions                                    228     21,522                                            21,750
  Change in Unrealized
    Gains (Losses) on
    Marketable Securities                                                                         1,438      1,438          1,438
  Other                                            (1)       (25)          (2)                                 (28)
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 1996          7,000    11,973    160,586      330,211          -          3,980    513,750        $79,583
                                                                                                                         ========
  Net Income                                                          107,437                              107,437       $107,437
  Cash Dividends Declared on
    Common Stock, $.72 Per Share                                      (29,535)                             (29,535)
  Cash Dividends Declared on
    Preferred Stock, $10.13
    Per Share                                                            (712)                                (712)
  Exercise of Stock Options                       223     15,845                                            16,068
  Acquisitions                                    286     20,105        2,702                       143     23,236
  Change in Unrealized
    Gains (Losses) on
    Marketable Securities                                                                        (3,988)    (3,988)        (3,988)
  Other                                                       81            4                                   85
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 1997          7,000    12,482    196,617      410,107          -            135    626,341       $103,449
                                                                                                                         ========
  Net Income                                                          114,952                              114,952       $114,952
  Cash Dividends Declared on
    Common Stock, $.80 Per Share                                      (34,518)                             (34,518)
  Cash Dividends Declared on
    Preferred Stock, $11.25
    Per Share                                                            (790)                                (790)
  Exercise of Stock Options                       298     25,000                                            25,298
  Purchase of Treasury Stock                                                     (21,425)                  (21,425)
  Distribution of Contingent Shares
   for Prior Year Acquisition                      25      3,128                                             3,153
  Change in Unrealized
    Gains (Losses) on
    Marketable Securities                                                                        (9,157)    (9,157)        (9,157)
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 1998         $7,000   $12,805   $224,745     $489,751   $(21,425)       $(9,022)  $703,854       $105,795
                                     ============================================================================================

See notes to consolidated financial statements.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                                Year Ended December 31,
                                                          ---------------------------------
                                                            1998         1997        1996
                                                          ---------------------------------
Operating Activities:
  Net Income                                               $114,952     $107,437    $78,145
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Provision for Loan and Lease Losses                      31,200       44,750     47,000
    Amortization of Goodwill                                  2,634        1,648      1,187
    Other Amortization and Accretion                        (73,788)    (101,428)   (46,121)
    Depreciation of Leased Equipment
     and Premises and Equipment                              38,626       29,723     16,201
    Realized Investment Security Gains                      (12,940)      (9,713)       (96)
    Proceeds From Sale of Loans Held for Sale             1,323,116    1,159,079    467,894
    Origination of Loans Held for Sale                   (1,433,993)    (926,060)  (469,489)
    Realized Gains on Residential Loans Held for Sale       (42,006)     (43,591)   (21,765)
    Realized Gains on Sale of Other Loans and Leases        (38,215)     (17,292)    (4,490)
    Increase in Trading Account Securities                  (50,333)           -          -
    (Increase) Decrease in Interest Receivable              (10,056)         607     (2,348)
    (Increase) Decrease in Other Assets                    (127,066)    (150,000)     7,134
    Increase (Decrease) in Interest Payable                   3,456         (275)    (1,563)
    Deferred Income Taxes                                     1,148       18,828     17,273
    Increase in Other Liabilities                            72,313        8,024      6,810
                                                          ---------------------------------
      Net Cash Provided by (Used in) Operating Activities  (200,952)     121,737     95,772
                                                          ---------------------------------
Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                   4,098,626    2,288,053     79,398
    Proceeds from Maturities and Prepayments                665,344      147,316    625,698
    Purchases                                            (4,809,785)  (2,627,773)  (678,794)
  Proceeds from Sale-Leaseback Transactions                 351,185      330,000          -
  Net Increase in Loans and Leases                         (799,701)    (150,252)  (389,778)
  Net Increase in Operating Lease Equipment                 (76,273)     (34,918)   (41,436)
  Net Increase in Premises and Equipment                    (24,126)     (30,305)   (14,409)
  Acquisitions                                                    -       13,632        971
                                                          ---------------------------------
  Net Cash Used in Investing Activities                    (594,730)     (64,247)  (418,350)
                                                          ---------------------------------
Financing Activities:
  Net Increase (Decrease) in Deposits                       631,023      (78,206)   417,770
  Net Increase (Decrease) in Short-Term Debt                  1,378      206,305    (49,519)
  Principal Payments on Long-Term Debt                      (40,616)    (208,438)  (188,841)
  Proceeds from Issuance of Long-Term Debt and
    Junior Subordinated Debentures                          286,532       34,440    228,440
  Cash Dividends Paid                                       (35,308)     (30,247)   (21,970)
  Purchase of Treasury Stock                                (21,425)           -          -
  Proceeds from Exercise of Stock Options                    25,298       16,068      1,878
  Net Increase (Decrease) in Other Equity Items                   -           82        (27)
                                                          ---------------------------------
    Net Cash Provided by (Used In) Financing Activities     846,882      (59,996)   387,731
                                                          ---------------------------------
    Increase (Decrease) in Cash and Cash Equivalents         51,200       (2,506)    65,153
Cash and Cash Equivalents at Beginning of Period            276,241      278,747    213,594
                                                          ---------------------------------
    Cash and Cash Equivalents at End of Period             $327,441     $276,241   $278,747
                                                          =================================
Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                               $343,611     $309,488   $281,820
    Income Taxes                                             35,500       27,000     18,000
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment
      to Other Real Estate                                    3,213       13,098      8,906
    Common Stock Issued in Acquisitions                           -       20,391     21,750
    Securitization of Residential Loans                           -            -     64,025
    Residual Interest in Securitized Assets
      Created from the Sale of Loans                        137,319      106,269     23,200

See  notes  to  consolidated  financial statements.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND ACQUISITIONS Provident is a Cincinnati-based bank holding company which owns and operates two banking subsidiaries, The Provident Bank and Provident Bank of Florida. (The Provident Bank of Kentucky was merged into The Provident Bank on March 23, 1998.) While Provident banking subsidiaries are located in Ohio, northern Kentucky and southwest Florida, it provides services to customers on a national basis.

In September 1997, Provident acquired Florida Gulfcoast Bancorp, Inc., the parent of Enterprise National Bank for 712,712 shares of Provident Common Stock having an aggregate value of $34.9 million. Enterprise operated three branches in Sarasota County, Florida. The acquisition was accounted for as a pooling of interest. Prior periods' financial information has not been restated due to immateriality.

In February 1997, Provident purchased South Hillsborough Community Bank for 189,259 shares of Provident Common Stock, having an aggregate value of $7.2 million. South Hillsborough had three offices located in Southeast Hillsborough County, approximately 20 miles south of Tampa. The acquisition was accounted for as a purchase with $3.0 million of goodwill being recorded. South Hillsborough was renamed Provident Bank of Florida and merged with Enterprise National Bank in 1997.

In December 1996, Provident acquired Information Leasing Corporation, an equipment leasing company, and Procurement Alternatives Corporation, Information Leasing's affiliated lease servicing company. Provident issued 776,786 shares of its Common Stock at the date of the acquisition plus an additional 172,619 shares of its Common Stock and $1,689,000 during 1998 and 1997 for meeting certain financial objectives. An additional 86,310 shares of its Common Stock and $311,000 will be paid to the former shareholders if additional financial objectives are met over the next two fiscal years. The acquisition was accounted for as a purchase with $25.4 million of goodwill being recorded.

Pro-forma results of operations as though South Hillsborough, Information Leasing and Procurement Alternatives had occurred at the beginning of the period are not provided due to the immaterial effects it would have on Provident's financial statements taken as a whole.

B. ACCOUNTING POLICIES The following is a summary of significant accounting policies:

BASIS OF PRESENTATION The consolidated financial statements include the accounts of Provident and its subsidiaries, all of which are wholly owned. Certain estimates are required to be made by management in the preparation of the consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to conform to the current year presentation.

STATEMENT OF CASH FLOWS For cash flow purposes, cash equivalents include amounts due from banks and federal funds sold and reverse repurchase agreements. Generally, federal funds sold and reverse repurchase agreements are purchased and sold for one-day periods.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENT SECURITIES Investment securities are classified as available for sale or trading. Securities classified as available for sale are intended to be held for indefinite periods of time. These securities are stated at fair value with unrealized gains and losses (net of taxes) reported as a separate component of shareholders' equity.

Securities purchased with the intention of recognizing short-term profits are classified as trading. These securities are carried at fair value with unrealized gains and losses included in "Noninterest Income". The specific identification method is used for determining gains and losses from securities transactions.

LOANS Interest on loans is computed on the outstanding principal balance. The portion of loan fees which exceeds the direct costs to originate the loan is deferred and recognized as interest income over the actual lives of the related loans using the interest method. Any premium or discount applicable to specific loans purchased is amortized over the remaining lives of such loans using the interest method. Loans are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more. However, instalment loans are not placed on nonaccrual status because they are charged off when the loans reach 120 days to 150 days past due. In addition, loans that are well secured and in the process of collection are not placed on nonaccrual status. When a loan is placed on nonaccrual status, any interest income previously recognized that has not been received is reversed. Future interest income is recorded only when a payment is received. Provident generally recognizes income on impaired loans on a cash basis.

FINANCE LEASING Unearned income on direct financing leases is amortized over the terms of the leases resulting in an approximate level rate of return on the net investment in the leases. Income from leveraged lease transactions is recognized using a method that yields a level rate of return in relation to Provident's net investment in the lease. The investment includes the sum of the aggregate rentals receivable and the estimated residual value of leased equipment less unearned income and third party debt on leveraged leases. Commercial leases are generally placed on nonaccrual status when payments are past due 90 days or more while consumer leases are generally charged off when 120 days to 150 days past due.

LOAN AND LEASE LOSS RESERVE The reserve for loan and lease losses is maintained to absorb losses in the lending portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans and leases, credit loss experience, general economic conditions and other pertinent factors. The reserve is increased by charges to earnings, as provisions for loan and lease losses. Loans and leases deemed uncollectible are charged off and deducted from the reserve and recoveries on loans and leases previously charged off are added to the reserve.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provident considers a commercial nonperforming loan to be an impaired loan when it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Provident measures the value of an impaired loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if more practical, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

LOAN SALES Provident classifies loans that are intended to be sold within a short period of time as held for sale. Such loans are carried at the lower of aggregate cost or market value. Gains and losses on loan sales are included in "Noninterest Income". For whole loan sales, gains and losses are determined by the difference between the sale proceeds and the carrying value of loans sold.

Provident has sold nonconforming residential loans and home equity loans through securitized public offerings. Under these types of sales, gains or losses are determined based on a present value calculation of future cash flows, using the cash-out methodology, of the underlying loans, net of interest payments to security holders, loan loss and prepayment assumptions and normal servicing revenue. These net cash flows, which are represented by retained interest on securitized assets, are included in "Investment Securities Available for Sale".

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise -- an amendment of FASB Statement No. 65" becomes effective January 1, 1999. This Statement requires that an entity, which securitizes a mortgage loan held for sale, classify the resulting mortgage-backed security or other retained interests based on its ability and intent to sell or hold those investments. Prior to this SFAS, the security had to be treated as a trading security. The adoption of SFAS No. 134 is not expected to have a material impact on Provident's financial position or results of operations.

LEASED EQUIPMENT AND PREMISES AND EQUIPMENT Leased equipment and premises and equipment are stated at cost less depreciation and amortization that are computed principally on the straight-line method over the estimated useful lives of the assets. Leased equipment and premises and equipment are reviewed for impairment whenever circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recorded when the sum of the expected future cash flows is less than the carrying amount of the assets.

OTHER REAL ESTATE OWNED Real estate owned is recorded at the lower of cost or fair value and is included in "Other Assets". Provident's policy is to include the unpaid balance of applicable loans in the cost of real estate owned. However, in no case is the carrying value of real estate owned greater than net realizable value.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BENEFIT PLANS SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, adoption of a fair value-based accounting method for stock-based employee compensation plans. Provident elected to continue its accounting in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", whereby no compensation expense is recognized for the granting of stock options.

INCOME TAXES Provident files a consolidated federal income tax return that includes all of its subsidiaries. Subsidiaries provide for income taxes on a separate-return basis and remit to Provident amounts determined to be currently payable.

OFF-BALANCE SHEET FINANCIAL AGREEMENTS Provident employs derivatives such as interest rate swaps, interest rate caps, financial futures and forward contracts to manage the interest sensitivity of certain on-balance sheet assets and liabilities. The net interest income or expense on interest rate swaps is accrued and recognized as an adjustment to the interest income or expense of the associated on-
balance sheet asset or liability. Realized gains and losses on interest rate swap transactions used to manage interest rate risk that are terminated prior to maturity are deferred and amortized as a yield adjustment over the remaining original life of the agreement. Deferred gains and losses are recorded in "Other Assets" and "Other Liabilities", as applicable. At December 31, 1998, these unamortized amounts were immaterial. Futures and forwards are also used to manage exposure to changes in interest rates. Realized gains and losses on futures and forward contracts used for risk management are deferred. These deferred items are either amortized to interest income or expensed over the life of the assets and liabilities they are associated with, or are recognized as a component of income in the period of disposition of the assets and liabilities.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" becomes effective January 1, 2000. This SFAS establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that derivatives be recognized as either assets or liabilities in the balance sheet and to measure those instruments at fair value. The accounting of the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used as a hedging instrument, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in earnings recognition for only the amount that the hedge is ineffective in achieving offsetting changes in fair value.

Generally, Provident uses its derivatives as hedging instruments. Management believes that its hedges are highly effective and that the adoption of this SFAS will not have a material impact on Provident's financial position or the results of its operations.

COMPREHENSIVE INCOME SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components. Comprehensive income includes net income and certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of this SFAS became effective with 1998 interim reporting and are disclosed within the Consolidated Statements of Changes in Shareholders' Equity. Implementation of this statement had no impact on net income or shareholders' equity. Prior periods have been restated to conform to the current presentation.

SEGMENT REPORTING SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that public business enterprises report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which discrete financial information is available and evaluated regularly by the chief operating decision-maker in the determination of resource allocation and performance. This disclosure is provided in Note P.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. INVESTMENT SECURITIES The amortized cost and estimated market values of securities available for sale at December 31 were as follows:

                                                  Gross        Gross      Estimated
                                    Amortized   Unrealized  Unrealized     Market
                                      Cost        Gains       Losses        Value
                                   ------------------------------------------------
                                                     (In Thousands)
1998:
  U.S. Treasury and Federal Agency
    Debentures                       $152,737         $46      $(1,445)    $151,338
  State and Political Subdivisions      1,939           -          (19)       1,920
  Mortgage-Backed Securities        1,057,902         869      (11,002)   1,047,769
  Asset-Backed Securities             247,311         319       (1,775)     245,855
  Other Securities                     68,119          29         (877)      67,271
                                   ------------------------------------------------
                                   $1,528,008      $1,263     $(15,118)  $1,514,153
                                   ================================================
1997:
  U.S. Treasury and Federal Agency
    Debentures                        $17,251        $175         $(25)     $17,401
  State and Political Subdivisions     10,200         196            -       10,396
  Mortgage-Backed Securities        1,044,304       1,572       (2,065)   1,043,811
  Asset-Backed Securities             252,142         110         (243)     252,009
  Other Securities                     57,606       1,788       (1,304)      58,090
                                   ------------------------------------------------
                                   $1,381,503      $3,841      $(3,637)  $1,381,707
                                   ================================================

Investment securities with a carrying value of approximately $683.7 million and $441.9 million at December 31, 1998, and 1997, respectively, were pledged as collateral to secure public and trust deposits, repurchase agreements, Federal Home Loan Bank ("FHLB") advances, interest rate swap agreements and for other purposes.

In 1998, 1997 and 1996 gross gains of $14.4 million, $12.5 million and $.1 million and gross losses of $1.5 million, $2.8 million and $-, respectively, were realized on the sale of securities available for sale. Taxes on security gains were $4.5 million, $3.4 million and $34,000 in 1998, 1997 and 1996, respectively.

Mortgage-backed and asset-backed securities are shown below based on their estimated average lives at December 31, 1998. All other securities are shown by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized   Estimated
                                                  Cost    Market Value
                                               -----------------------
                                                    (In Thousands)
Due in one year or less                           $61,177      $61,191
Due after 1 through 5 years                     1,114,787    1,104,610
Due after 5 through 10 years                      211,342      208,616
Due after 10 years                                140,702      139,736
                                               -----------------------
   Total                                       $1,528,008   $1,514,153
                                               =======================

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in investment securities are the retained interest in securitized assets representing the present value of net cash flows due to Provident from loan securitizations and sales. Components of the retained interest in securitized assets and the underlying assumptions follow:


                                              Nonconforming     Prime
                                               Residential   Home Equity
                                              --------------------------
                                                     (In Thousands)
Estimated Cash Flows of Underlying Loans,
  Net of Payments to Certificate Holders          $345,340     $30,306
Less:
  Estimated Credit Loss                            (64,845)     (2,400)
  Servicing and Insurance Expense                  (33,352)     (4,275)
  Discount to Present Value                        (50,184)     (2,822)
                                                  --------------------
Carrying Value of Retained Interest in
  Securitized Assets                              $196,959     $20,809
                                                  ====================

                                     Nonconforming Residential           Prime Home Equity
                                   ---------------------------------------------------------------
                                     December        Weighted       December         Weighted
                                      1998            Average         1998            Average
                                   Transaction  (All Transactions) Transaction  (All Transactions)
                                   ---------------------------------------------------------------
Assumptions Used:
  Prepayment Speed (initial)             12.70%              10.60%      10.00%             11.45%
  Prepayment Speed (levels up to)        35.00               29.50       30.00              25.65
  Estimated Credit Losses:
    Annual Basis                          1.05                1.06        0.20               0.20
    Percentage of Original Balance        2.70                3.25        0.36               0.41
  Discount Rate                          12.00               11.68       10.00               9.58

The   average  life,  using  a  35%  prepayment  assumption,  of   the
nonconforming   mortgage  portfolio  underlying  the   December   1998
transaction is approximately 2.5 years.

In order to improve the economic benefit of the securitization transactions, Provident changed the credit enhancement structure of the nonconforming mortgage securitizations for 1998. Credit enhancement was previously accomplished using an over-collateralization feature, which would be funded from cash flows. The 1998 transactions were credit enhanced with an initial cash deposit. The change in structure allows excess cash flows to be returned to Provident more quickly.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D. LEASING Provident originates leases which are classified as either finance leases or operating leases, based on the terms of the lease arrangement. When a lease is classified as a finance lease, the future lease payments, net of unearned income, and the estimated residual value of the leased property at the end of the lease term is recorded as an asset under "Loans and Leases". The amortization of the unearned income is recorded as interest income. When a lease is classified as an operating lease, the leased property, net of depreciation, is recorded as "Leased Equipment". The rental income is recorded as noninterest income while the depreciation on the leased property is recorded as noninterest expense.

Commercial lease financing includes the leasing of transportation equipment, manufacturing equipment, data processing and office equipment. The majority of the leases are classified as direct financing leases, with expiration dates over the next 1 to 10 years. Rental receivable at December 31, 1998 and 1997 include $20.9 million and $17.3 million, respectively, for leveraged leases, which is net of principal and interest on the nonrecourse debt. The residual values on the leveraged leases that were entered into are estimated to be approximately $50.6 million and $58.2 million in total at December 31, 1998 and 1997, respectively.

Consumer lease financing is the leasing of automobiles. The leases are classified as direct financing leases, with expiration dates over the next 1 to 7 years.

The components of the net investment in lease financing at December 31 were as follows:

                                             1998                    1997
                                    ---------------------------------------------
                                    Commercial   Consumer   Commercial   Consumer
                                    ---------------------------------------------
                                                      (In Thousands)
Rentals Receivable                    $172,251    $194,378    $279,301    $247,785
Leases in Process                       37,509      33,804      38,680       7,024
Estimated Residual Value of
  Leased Assets                         97,982     239,826      96,052     255,976
                                      --------------------------------------------
                                       307,742     468,008     414,033     510,785
Less:  Unearned Income                 (64,020)    (44,654)    (73,731)    (67,979)
                                      --------------------------------------------
  Net Investment in Lease Financing   $243,722    $423,354    $340,302    $442,806
                                      ============================================

The following is a schedule by year of future minimum lease payments to be received for the next five years as of December 31, 1998:

                                                 Commercial   Consumer
                                                 ---------------------
                                                     (In Thousands)
1999                                               $41,467     $75,428
2000                                                40,175      58,167
2001                                                27,226      34,109
2002                                                19,804      15,810
2003                                                12,686       8,442
Thereafter                                          30,893       2,422
                                                  --------------------
     Total                                        $172,251    $194,378
                                                  ====================

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating leases consist of the leasing of transportation equipment, manufacturing equipment, data processing and office equipment to commercial clients. Terms of the leases range from 1 to 10 years. At the expiration of an operating lease, the leased property is generally sold or another lease agreement is initiated. Accumulated depreciation of the operating lease equipment was $45.6 million and $30.8 million as of December 31, 1998 and 1997, respectively. The future gross minimum rentals, by year, under noncancelable leases for the rental of leased equipment are $29.2 million for 1999; $22.0 million for 2000; $18.1 million for 2001; $14.6 million for 2002; $10.4 million for 2003 and $14.4 million thereafter.

In addition to the leases discussed above, Provident sold $351.2 million and $342.3 million of vehicles, which had been classified as finance leases, to institutional investors under sale-leaseback transactions during 1998 and 1997, respectively. Under terms of these transactions, Provident continues to collect rental payments from its original lessees. Provident, as lessee, is accounting for the leaseback of these vehicles as operating leases. Differences between the rentals received from the original lessees and the rentals paid to the investors are recorded as noninterest income.

E. RESERVE FOR LOAN AND LEASE LOSSES The changes in the loan and lease loss reserve for the years ended December 31 were as follows:

                                             1998      1997      1996
                                           ---------------------------
                                                  (In Thousands)
Balance at Beginning of Period             $71,980   $66,693   $60,235
Provision for Loan and Lease Losses
  Charged to Earnings                       31,200    44,750    47,000
Acquired Reserves                                -     1,814     1,373
Recoveries Credited to the Reserve           9,843    10,096     4,894
                                           ---------------------------
                                           113,023   123,353   113,502
Losses Charged to the Reserve              (37,116)  (51,373)  (46,809)
                                           ---------------------------
  Balance at End of Period                 $75,907   $71,980   $66,693
                                           ===========================

The following table shows Provident's investment in impaired loans as defined under SFAS No. 114 as amended by SFAS No. 118:

                                                     1998        1997
                                                   -------------------
                                                     (In Thousands)
Impaired Loans Requiring a Valuation Allowance of
 $10.7 Million in 1998 and $2.4 Million in 1997    $18,921      $3,325
Impaired Loans Not Requiring a Valuation Allowance   2,000       6,273
                                                   -------------------
   Total Impaired Loans                            $20,921      $9,598
                                                   ===================
Average Balance of Impaired Loans for the Year     $16,787     $14,310

The valuation allowance recorded on impaired loans is included in the reserve for loan losses.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans and leases on nonaccrual status at December 31, 1998, 1997 and 1996 were $42.6 million, $46.4 million and $21.1 million, respectively. Loans renegotiated to provide a reduction or deferral of interest or principal were $-, $377,000 and $786,000 at December 31, 1998, 1997 and 1996, respectively.

F. PREMISES AND EQUIPMENT The following is a summary of premises and equipment at December 31:

                                                    1998         1997
                                                  --------------------
                                                     (In Thousands)
Land                                               $8,990       $8,321
Buildings                                          24,525       22,929
Leasehold Improvements                             12,736       10,604
Furniture and Fixtures                            114,554       98,181
                                                  --------------------
                                                  160,805      140,035
Less Depreciation and Amortization                (82,184)     (68,577)
                                                  --------------------
  Total                                           $78,621      $71,458
                                                  ====================

Rent   expense  for  all  bank  premises  and  equipment  leases   was
$11,417,000,  $8,519,000  and  $6,596,000  in  1998,  1997  and  1996,
respectively. The future gross minimum rentals, by year, under noncancelable leases for the rental of premises and equipment are $11.4 million in 1999, $10.7 million in 2000, $8.7 million in 2001,
$7.3 million in 2002, $7.0 million in 2003 and $31.9 million thereafter.

G.  SHORT-TERM DEBT  Short-term debt was as follows at December 31:

                                                        1998       1997      1996
                                                     ------------------------------
                                                          (Dollars in Thousands)
Year End Balance:
  Federal Funds Purchased and Repurchase Agreements    $560,712  $602,588  $458,375
  Commercial Paper                                      245,291   202,018   139,665
  U.S. Treasury Demand Notes                              1,500     1,519     1,500
Weighted Average Interest Rate at Year End:
  Federal Funds Purchased and Repurchase Agreements        4.44%     5.68%     5.96%
  Commercial Paper                                         4.50      5.33      5.17
  U.S. Treasury Demand Notes                               4.18      5.25      5.15
Maximum Amount Outstanding at Any Month End:
  Federal Funds Purchased and Repurchase Agreements  $1,627,934  $687,374  $713,830
  Commercial Paper                                      259,925   202,018   143,867
  U.S. Treasury Demand Notes                              1,500     2,746     1,500

At December 31, 1998, Provident had $175 million and $40 million in lines of credit with unaffiliated banks to support commercial paper borrowings and other general obligations, respectively. As of January 19, 1999, these lines had not been used.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.   LONG-TERM  DEBT   Long-term debt consisted of  the  following  at
December 31:

                                              Stated  Effective Maturity      December 31,
Description                                  Rate (1) Rate (2)    Date      1998       1997
---------------------------------------------------------------------------------------------
                                                                             (In Thousands)
Provident Financial Group (Parent):
   Miscellaneous Notes Payable (3)           Various  Various   Various     $2,617     $1,913
Subsidiaries:
   $1 Billion Bank Notes Program:
      Fixed Rate Senior Notes                6.13%    6.02%     2000       299,716    299,571
      Fixed Rate Senior Notes                7.17     7.50      2005        12,500     12,500
   Notes Payable to Federal Home Loan Bank:
      Fixed Rate Notes                       4.66     4.66      2008       125,000          -
      Fixed Rate Notes                       5.39     5.39      1999       100,000          -
      LIBOR Based Notes                      5.23     5.23      1999        11,000     11,000
      Fixed Rate Notes (4)                   Various  Various   Various      2,251      2,416
   Subordinated Notes:
      Fixed Rate Notes                       6.38     6.06      2004        99,672     99,607
      Fixed Rate Notes                       7.13     6.23      2003        74,953     74,942
      Fixed Rate Capital Notes                n/a      n/a       n/a             -      4,000
   Debt Secured by Auto Leases:
      Fixed Rate Notes                       5.74     4.82      2004        87,033     96,251
      Fixed Rate Notes                       6.00     6.00      2006        45,000          -
      Fixed Rate Notes                       5.77     5.77      2005        26,412     32,676
      Fixed Rate Notes                       5.84     4.90      2004        21,259     23,116
      Fixed Rate Notes                       5.62     5.62      2005        13,923          -
   Debt Secured by Equipment Leases:
      Fixed Rate Notes (5)                   Various  Various   Various     12,958     30,165
                                                                          -------------------
                                                                           931,677    686,244
                                                                          -------------------
         Total                                                            $934,294   $688,157
                                                                          ===================

 (1) Stated rate reflects interest rate on notes as of December 31, 1998.
 (2) Effective rate reflects interest rate paid as of December 31, 1998 after adjustments for notes issued at discount or premium, capitalized fees associated with the issuance of the debt and interest rate swap agreements entered to alter the note rate.
 (3) Interest rates range up to 9.50% and maturity dates range up to 2004.
 (4) Interest rates vary from 5.00% to 9.50% and maturity dates which vary up to 2015.
 (5) Interest rates vary from 6.12% to 17.10% and maturity dates which vary up to 2004.

Under Provident Bank's amended $1 Billion Bank Notes program, notes can be issued with either fixed or floating rates. The notes are not secured nor are they insured by the FDIC. Subordinated notes qualify as Tier 2 capital while senior notes do not. At December 31, 1998, $687.5 million was available under this program.

The notes payable to the Federal Home Loan Bank are collateralized by investment securities with a book value of $308.4 million. They are subordinated to the claims of depositors and other creditors of Provident and are not insured by the FDIC.

The 6.38% Subordinated Notes, which qualify as Tier 2 capital, were issued through an underwritten offering in 1994 by Provident Bank. They are subordinated to the claims of depositors and other creditors of Provident Bank and are not insured by the FDIC. The 7.13% Subordinated Notes, which also qualify as Tier 2 capital, were issued in 1993 by Provident Bank.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provident borrowed $222.7 million through sale-leaseback transactions with various investors. Auto leases within the consumer lease financing portfolio secure the borrowings. The debt calls for principal payments throughout the life of the borrowings. As of December 31, 1998, $193.6 million remains outstanding.

Provident purchased Information Leasing, an equipment leasing company during 1996. Information Leasing financed their leases by borrowing funds from various institutions of which $13.0 million was outstanding at December 31, 1998. Payment requirements on the debt match the rental receivable on the equipment lease payments.

As of December 31, 1998, scheduled principal payments on long-term debt for the following five years were as follows:

                                  1999      2000      2001       2002       2003
                                -------------------------------------------------
                                                  (In Thousands)
Provident Financial Group, Inc.    $784      $520       $451       $297      $226
Subsidiaries                    138,351   324,420     24,855     25,742   102,867

I. Guaranteed Preferred Beneficial Interests in Company's Junior Subordinated Debentures In 1996, Provident established Provident
Capital Trust I. Capital Trust issued $100 million of preferred capital securities to the public and $3.1 million of common capital securities to Provident. Proceeds from the issuance of the capital securities were invested in Provident's 8.60% Junior Subordinated Debentures. Provident fully guarantees the Capital Securities. The Preferred Capital Securities qualify as Tier 1 capital for bank regulatory purposes. The sole assets (excluding interest receivable on the Debentures, receivables and prepaid expenses) of Capital Trust are the Debentures.

Both the Capital Securities and Debentures call for semi-annual dividend/interest payments. Provident has the right to defer payment of interest on the Debentures at any time for a period not exceeding ten consecutive semi-annual periods. If interest payments on the Debentures are deferred, distributions on the Capital Securities will also be deferred. The Capital Securities are mandatorily redeemable upon the maturity of the Debentures on December 1, 2026 or upon earlier redemption as provided by the Indenture. Provident has the right to redeem the Debentures, in whole or in part, on or after December 1, 2006 at a premium, declining ratably to par on December 1, 2016.

J.  INCOME TAXES  The composition of income tax expense follows:

                                         1998        1997        1996
                                       -------------------------------
                                                (In Thousands)
Current:
  State                                   $752        $375         $37
  Federal                               59,222      37,890      23,888
                                       -------------------------------
                                        59,974      38,265      23,925
Deferred                                 1,148      18,828      17,273
                                       -------------------------------
    Total                              $61,122     $57,093     $41,198
                                       ===============================

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income. None of these differences were material.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Provident's deferred tax liabilities and assets as of December 31 are as follows:

                                              1998       1997       1996
                                           ------------------------------
                                                   (In Thousands)
Deferred Tax Liabilities:
  Excess Lease and Partnership Income      $113,789   $115,197    $98,222
  Deferred Loan Costs                         7,037      1,415        660
  Other - Net                                 8,514      8,520      9,817
                                           ------------------------------
    Total Deferred Tax Liabilities          129,340    125,132    108,699
                                           ------------------------------
Deferred Tax Assets:
  Provision for Loan and Lease Losses        31,908     28,250     20,973
  Deferred Compensation                       5,724      5,255      3,464
  Alternative Minimum Tax Credit                  -      1,813     10,687
  Unrealized Loss on Investment Securities    4,849          -        572
  Other - Net                                 8,225      7,408      8,997
                                           ------------------------------
    Total Deferred Tax Assets                50,706     42,726     44,693
                                           ------------------------------
      Net Deferred Tax Liabilities          $78,634    $82,406    $64,006
                                           ==============================

K. BENEFIT PLANS Provident has a Retirement Plan for the benefit of its employees. Included under this plan is an Employee Stock Ownership Plan ("ESOP") and a Personal Investment Election Plan ("PIE Plan"). Provident also maintains a Life and Health Plan for Retired Employees ("LH Plan"), an Employee Stock Purchase Plan ("ESPP"), a Deferred Compensation Plan ("DCP") and stock option plans.

The ESOP covers all employees who are qualified as to age and length of service. It is a trusteed plan with the entire cost borne by Provident. All fund assets are allocated to the participants.
Provident's contributions are discretionary by the directors of Provident. Provident incurred expense of $6.2 million, $6.1 million and $3.5 million in 1998, 1997 and 1996, respectively.

The PIE Plan, a tax deferred retirement plan, covers all employees who are qualified as to age and length of service. Employees who wish to participate in the PIE Plan may contribute from 1% to 8% of their pre-tax salaries (to a maximum prescribed by the Internal Revenue Service) to the plan as voluntary contributions. Provident will make a matching contribution equal to 25% of the pre-tax voluntary contributions made by the employees during the plan year. The contribution made by Provident is charged against earnings as the employees' contributions are made. Provident incurred expense of $845,000, $646,000 and $505,000 for this retirement plan for 1998, 1997 and 1996, respectively.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provident's LH Plan provides medical coverage as well as life insurance benefits to eligible retirees. The LH Plan is contributory until the retiree reaches age 62 after which time Provident pays the entire cost, however, Provident's responsibility for the payment of premiums is limited to a maximum of two times the monthly premium costs as of the effective date of the LH Plan. Monthly premiums exceeding the maximum amount payable by Provident shall be the responsibility of the retiree. Provident may amend or terminate the LH Plan at any time, without the consent of the retirees.

The ESPP provides eligible employees with an opportunity to purchase Provident's Common Stock through payroll deduction in an amount up to 10% of their compensation, at a price equal to eighty-five percent of the fair market price on either the first or the last business day of each calendar month, whichever is lower. Provident incurred expense of $266,000, $219,000 and $168,000 for the ESPP for 1998, 1997 and 1996,
respectively.

The DCP permits participants, selected by the Compensation Committee of the Board of Directors, to defer compensation in a manner that aligns their interests with those of Provident shareholders through the investment of deferred compensation in Provident Common Stock. The DCP allows participants to postpone the receipt of 5% to 50% of compensation until retirement. Amounts deferred are invested in a Provident Bank Stock Account or a Self-Directed Account. Provident will credit the Provident Bank Stock Account with an amount dependent upon Provident's pre-tax earnings per share, for each share of
Provident Common Stock in the account. The calculated credit is charged against earnings by Provident annually. Under the DCP,
Provident expensed approximately $1.4 million, $2.6 million and $1.9 million in 1998, 1997 and 1996, respectively.

Provident   has  three  Employee  Stock  Option  Plans,  an   Advisory
Director's Stock Option Plan and an Outside Directors' Stock Option Plan. The Employee Stock Option Plans made 8.4 million options available for grant. These plans authorize the issuance of options to purchase Common Stock for officers and key employees. The options are to be granted, with exercise prices at the approximate market value, as of the date of grant. Options become exercisable beginning one year from date of grant generally at the rate of 20% per year. The Advisory Directors' Stock Option Plan and Outside Directors' Stock Option Plan authorized the issuance of 427,500 and 168,750 options, respectively. The terms of these options are comparable to the terms of the Employee Stock Option Plans.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes option activity for the three years ended December 31, 1998:

                                 Weighted
                                  Average     Number of       Options
                                 Exercise      Options       Available
                                   Price     Outstanding     for Grant
                                 -------------------------------------
At January 1, 1996                $10.25      3,256,536        944,476
 Authorized                          -                -        450,000
 Granted                           24.81      1,175,967     (1,175,967)
 Exercised                          9.53       (174,357)             -
 Canceled                          15.84        (36,982)        36,982
                                              ------------------------
At December 31, 1996               14.28      4,221,164        255,491
 Authorized                          -                -      4,000,000
 Granted                           40.49        840,225       (840,225)
 Exercised                          8.93       (780,465)             -
 Canceled                          16.91       (113,135)       113,135
                                              ------------------------
At December 31, 1997               20.50      4,167,789      3,528,401
 Granted                           47.02        866,125       (866,125)
 Exercised                         13.51     (1,061,225)             -
 Canceled                          31.04       (375,013)       375,013
                                              ------------------------
At December 31, 1998               27.86      3,597,676      3,037,289
                                              ========================

At  December 31, 1998, 1997 and 1996, there were 1,679,900,  2,012,954 and 2,138,571 options exercisable respectively, having a weighted average option price per share of $17.81, $11.45 and $9.15, respectively. The following table summarizes information about stock options outstanding at December 31, 1998:

                            Options Outstanding           Options Exercisable
                  -------------------------------------------------------------
                                  Weighted
                                  Average      Weighted                Weighted
    Range of                     Remaining     Average                 Average
    Exercise        Number      Contractual    Exercise     Number     Exercise
     Prices       Outstanding  Life in Years    Price     Exercisable   Price
-------------------------------------------------------------------------------
$ 7.95 - $11.19       670,884            3.5      $8.87       670,884     $8.87
$12.00 - $17.95       677,782            6.0      14.50       477,396     14.35
$21.17 - $31.95       678,870            7.4      23.99       261,007     23.76
$33.63 - $54.47     1,570,140            8.9      43.40       270,613     40.33

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1998, 1997 and 1996 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Provident's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of its stock options.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following weighted-average assumptions were used in the option pricing model for 1998, 1997 and 1996 respectively: risk-free interest rates of 5.46%, 6.47% and 6.55%; dividend yields of 3.00%, 3.00% and 3.75%; volatility factors of the expected market price of Provident's Common Stock of .234, .232 and .228 and an expected life of the option of 7, 8 and 9 years. Based on these assumptions, the weighted-average fair value of options granted in 1998, 1997 and 1996 was $12.05, $11.51 and $6.78, respectively.

No compensation cost has been recognized for stock option grants. Had compensation cost been determined for stock option awards based on the fair values at grant dates as discussed above, Provident's net income and earnings per share would not have been materially different from amounts reported.

L. PREFERRED STOCK In 1991, Provident issued 371,418 shares of Non-Voting Convertible Preferred Stock to American Financial Group as partial consideration for the acquisition of Hunter Savings Association. During 1995, 301,146 shares of the Preferred Stock were converted into 4,234,865 shares of Common Stock. As of December 31, 1998 and 1997, 70,272 shares of Preferred Stock remain outstanding. These shares have a stated value and liquidation value of $100 per share and a conversion ratio of 14.0625 shares of Provident's Common Stock for each share of Convertible Preferred Stock.

M. EARNINGS PER SHARE The following table sets forth the computation of basic and diluted earnings per share:

                                                       Year Ended December 31,
                                                    -----------------------------
                                                      1998       1997      1996
                                                    -----------------------------
                                                            (In Thousands)
Numerator:
  Net Income                                        $114,952   $107,437   $78,145
  Preferred Stock Dividends                             (790)      (712)     (536)
                                                    -----------------------------
  Numerator for Basic Earning Per Share --
   Income Available to Common Stockholders           114,162    106,725    77,609
  Effect of Dilutive Securities --
   Convertible Preferred Stock Dividends                 790        712       536
                                                    -----------------------------
  Numerator for Diluted Earnings Per Share --
   Income Available to Common Stockholders After
   Assumed Conversions                              $114,952   $107,437   $78,145
                                                    =============================
Denominator:
  Denominator for Basic Earnings Per Share --
   Weighted-Average Shares                            42,913     41,135    39,596
  Effect of Dilutive Securities:
    Convertible Preferred Stock                          988        988       988
    Stock Options                                      1,029      1,651     1,277
                                                    -----------------------------
  Dilutive Potential Common Shares                     2,017      2,639     2,265
                                                    -----------------------------
    Denominator for Diluted Earnings Per Share --
     Adjusted Weighted-Average Shares and Assumed
     Conversions                                      44,930     43,774    41,861
                                                    =============================
Basic Earnings Per Share                               $2.66      $2.59     $1.96
                                                    =============================
Diluted Earnings Per Share                             $2.56      $2.45     $1.87
                                                    =============================

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

N. REGULATORY CAPITAL REQUIREMENTS Provident and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Provident's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Provident and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Provident and its banking subsidiaries to maintain minimum ratios of 4.00% for Tier 1 capital to average assets, 4.00% for Tier 1 capital to risk-weighted assets, and 8.00% for total risk-based capital to risk-weighted assets. As of December 31, 1998, Provident and its banking subsidiaries meet all capital requirements to which it is subject.

As of December 31, 1998, Provident and its banking subsidiaries' capital ratios were categorized as well capitalized for regulatory purposes. To be categorized as well capitalized, Provident and its banking subsidiaries must maintain minimum ratios of 5.00% for Tier 1 capital to average assets, 6.00% for Tier 1 capital to risk-weighted assets, and 10.00% for total risk-based capital to risk-weighted assets. There have been no subsequent conditions or events which management believes have changed the institutions' status.

                                                          1998               1997
                                                   ------------------------------------
                                                     Amount    Ratio    Amount    Ratio
                                                   ------------------------------------
                                                            (Dollars in Thousands)
Tier 1 Capital (to Average Assets):
   Provident (Consolidated)                         $776,249    9.00%  $693,444    9.94%
   The Provident Bank                                620,544    7.81    522,846    8.15
   Provident Bank of Florida                          18,254    6.67     16,150    8.34
Tier 1 Capital (to Risk-Weighted Assets):
   Provident (Consolidated)                          776,249    8.55    693,444    9.67
   The Provident Bank                                620,544    7.29    522,846    7.67
   Provident Bank of Florida                          18,254    7.25     16,150    9.81
Total Risk-Based Capital (to Risk-Weighted Assets):
   Provident (Consolidated)                        1,011,790   11.15    940,363   13.11
   The Provident Bank                                855,379   10.06    767,297   11.25
   Provident Bank of Florida                          29,153   11.58     17,891   10.87

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

O. Special Charges and Exit Costs In order to improve the efficiency of the operations, management undertook two initiatives during 1998. First, a reengineering project, known as the Performance Optimization Project ("POP"), was implemented. POP is expected to enable Provident to undertake new revenue generating initiatives without significantly increasing expenses. As part of POP, Provident associates developed over 1,000 specific actions to increase productivity. These actions will be substantially implemented by the end of 1999. Second, an analysis of current and future profitability of various business units was performed. As a result of this analysis, a determination was made that the prospects for future revenue growth did not justify the continued operating losses by the MeritValu and Free Markets Partner business units. Accordingly, these business units were formally discontinued during the fourth quarter of 1998. In connection with these initiatives, Provident recorded a special charge of $22 million during the fourth quarter of 1998. This charge is composed of employee termination benefits, fixed asset write-offs, exit costs for the MeritValu and Free Market Partners units, and professional fees incurred in completing the reengineering project.

Employee  termination benefits of $6 million were accrued pursuant  to
the   initiatives   described  above  during  1998.   POP   identified
approximately 500 positions to be eliminated. However, approximately 400 of these positions will be accounted for through attrition, the elimination of open positions and position redeployments to support on-going business growth in 1999 and beyond. As a result of POP, approximately 100 associates will be terminated. An additional 50 associates were terminated as a result of the elimination of the MeritValu and Free Market Partners businesses.

During the fourth quarter of 1998, Provident abandoned certain fixed assets with a net book value of $2 million. Also Provident abandoned certain equipment with a net book value of $4 million directly related to the MeritValu and Free Market Partners business units that were terminated. The $6 million charge was recognized to write-down the assets to fair value. Since Provident expects to recover only nominal amounts from the disposal of these assets, fair value was determined to be $-.

Exit costs for the MeritValu and Free Market Partners are composed of cash payments to terminate certain contracts and the non-cash write-off of capitalized advances to third party vendors that have no future value. Revenues and operating income of activities exited are not significant to Provident's operating results.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the major components of the special charge, as well as the related amounts applied against the reserve in 1998. Provident expects that the remaining reserve of $7 million, which represents estimated future cash outlays, will be substantially utilized during 1999.

                                Severance  Fixed Asset    Exit    Professional
                                  Costs     Write-Offs    Costs       Fees        Total
                                --------------------------------------------------------
                                                      (In Millions)
Special Charge                        $6           $6        $5            $5       $22
Utilization:
  Cash                                (1)           -        (2)           (3)       (6)
  Non-Cash                             -           (6)       (3)            -        (9)
                                      -------------------------------------------------
Balance as of December 31, 1998       $5           $-        $-            $2        $7
                                      =================================================

P. Line of Business Reporting Provident has eight major lines of business based on its management structure. A brief summary of each business follows.

- Commercial Banking provides traditional commercial lending products and services.
- Provident Capital Corp is a national provider of funding to support middle market leveraged financing transactions.
- Commercial mortgage provides loans and services to support the commercial real estate market.
- Information Leasing Corporation is a full service equipment leasing company that focuses on establishing strategic relationships with high volume, quality equipment vendors and customers.
- Provident Commercial Group provides lease and loan financing to commercial and industrial customers nationwide for the acquisition of equipment.
- Provident Consumer Financial Services originates conforming and nonconforming residential loans to consumers and short-term financing to mortgage originators and brokers.
- Consumer Lending provides auto leasing, instalment, home equity and credit card lending to consumers.
- Consumer Banking offers deposit accounts, trust, brokerage services and investment products to consumer and small business customers.

Financial results are determined based on an assignment of balance sheet and income statement items to each business line. A matched maturity transfer pricing process is used to allocate interest income and expense among the business lines. The provision for loan losses is allocated to business lines based upon an assigned credit risk factor of the loans in their portfolio, current year loan growth and net charge-offs. Activity-based costing is used to allocate expenses for centrally provided services. Taxes are computed at a 35 percent tax rate.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net income by line of business for the past two years. Other represents income and expenses not allocated to the business lines, net securities gains and the results of the treasury unit. Special charges and exit costs have been excluded from the business lines and shown separately.

                           Net     Provision     Non-       Non-                            Total
                         Interest   for Loan   Interest   Interest               Net       Average
                          Income     Losses     Income    Expense     Taxes     Income      Assets
                         ---------------------------------------------------------------------------
                                                       (In Thousands)
1998:
  Commercial:
    Commercial Banking    $74,751     $4,820     $6,251    $30,678   $15,926    $29,578   $1,668,299
    Capital Corp           36,465     11,327     18,545      6,681    12,951     24,051      668,886
    Commercial Mortgage    30,305       (185)       381      4,009     9,402     17,460      857,958
    Information Leasing    12,194      3,336     25,585     18,620     5,538     10,285      207,750
    Commercial Group        7,240      1,965     28,613     18,295     5,458     10,135      474,842
  Retail:
    Consumer Financial
      Services             25,390        762     49,199     45,797     9,811     18,219      551,571
    Consumer Lending       41,349     16,811     29,473     38,794     5,326      9,891    1,198,956
    Consumer Banking       57,825        681     45,087     96,783     1,907      3,541      312,325
  Other                     1,174     (8,317)    19,853     20,744     2,505      6,095    1,989,034
  Special Charges and
    Exit Costs                  -          -          -     22,005    (7,702)   (14,303)           -
                         ---------------------------------------------------------------------------
                         $286,693    $31,200   $222,987   $302,406   $61,122   $114,952   $7,929,621
                         ===========================================================================
1997:
  Commercial:
    Commercial Banking    $76,511    $13,215     $7,608    $26,551   $15,524    $28,829   $1,681,261
    Capital Corp           32,993      6,218     10,999      6,078    11,094     20,602      590,470
    Commercial Mortgage    27,962        811        309      4,126     8,166     15,168      773,472
    Information Leasing     9,451      1,590     10,805     12,923     2,010      3,733      166,447
    Commercial Group        7,627        904     19,588     14,720     4,057      7,534      523,273
  Retail:
    Consumer Financial
      Services              9,086        526     45,678     25,866     9,930     18,442      295,706
    Consumer Lending       49,326     16,015      7,774     29,354     4,106      7,625    1,245,391
    Consumer Banking       56,236         83     39,140     86,522     3,070      5,701      244,081
  Other                    (6,592)     5,388     30,757     19,838      (864)      (197)   1,375,913
                         ---------------------------------------------------------------------------
                         $262,600    $44,750   $172,658   $225,978   $57,093   $107,437   $6,896,014
                         ===========================================================================

Q. OFF-BALANCE SHEET FINANCIAL AGREEMENTS Provident uses financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. These financial instruments include derivatives such as interest rate swaps, forward contracts and caps along with commitments to extend credit and standby letters of credit. These instruments may involve credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps: Interest rate swap agreements involve the exchange of interest payment obligations without the exchange of the underlying principal amounts. Such interest rate swap transactions, which are a part of Provident's asset/liability management program, are structured to modify interest rate risk of specified assets and/or liabilities resulting from interest rate fluctuations. Interest rate swap agreements have a credit risk component based on the ability of a counterparty to meet the obligations to Provident under the terms of the interest rate swap agreement. Notional principal amounts express the volume of the transactions, but Provident's potential exposure to credit risk is limited only to the flow of interest payments. Provident manages its credit risk in these transactions through counterparty credit policies. At December 31, 1998, Provident had bilateral collateral agreements in place with its counterparties, against which Provident has pledged investment securities with a carrying value of $504,000 as collateral.

Summary information with respect to the interest rate swap portfolio used to manage Provident's interest rate sensitivity follows:

                                                 December 31, 1998
                           ------------------------------------------------------------
                                                                    Weighted Average    December 31,
                                                                -----------------------     1997
                           Notional   Unrealized   Unrealized   Receive   Pay    Life     Notional
                            Amount   Gross Gains  Gross Losses   Rate    Rate   (Years)    Amount
                           -------------------------------------------------------------------------
                                                    (Dollars in Millions)
Pay Variable/Receive Fixed   $1,747        $22.6         $(5.1)   6.51%   5.56%   8.85       $1,499
Pay Fixed/Receive Variable       49            -          (1.4)   6.15    6.62    6.80           46
                             ---------------------------------                               ------
                             $1,796        $22.6         $(6.5)                              $1,545
                             =================================                               ======

The expected notional maturities of Provident's interest rate swap portfolio at December 31, 1998 are as follows:

                                         After 1    After 3    After 5
                               1 Year   Through 3  Through 5  Through 10  After 10
                              or Less     Years      Years      Years      Years
                              ----------------------------------------------------
                                                   (In Millions)
Pay Variable/Receive Fixed       $213       $351       $130       $343       $710
Pay Fixed/Receive Variable          1          7         15         20          6

Credit Commitments and Standby Letters of Credit: Since many of the commitments to extend credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Provident evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by Provident upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral is obtained based on management's credit assessment of the customer.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provident's commitments to extend credit which are not reflected in the balance sheet at December 31 are as follows:

                                                       1998      1997
                                                      ----------------
                                                        (In Millions)
Commitments to Extend Credit                          $2,015    $2,036
Standby Letters of Credit                                128       123

R. TRANSACTIONS WITH AFFILIATES At December 31, 1998, Carl H. Lindner, members of his immediate family and trusts for their benefit, owned 44% of American Financial Group's Common Stock. This group, along with Carl H. Lindner's siblings and their families and entities controlled by them, or established for their benefit, owned 54% of Provident's Common Stock. Provident leases its home office space and other office space from a trust, for the benefit of a subsidiary of American Financial Group. Provident also leased one of its branch locations and 125 ATM locations from principal shareholders and their affiliates. Rentals charged by American Financial Group and affiliates for the years ended December 31, 1998, 1997 and 1996 amounted to $2.3 million, $2.0 million $2.1 million, respectively. Rentals of $302,000, $217,000 and $201,000 were charged by principal shareholders and their affiliates during 1998, 1997 and 1996, respectively, for branch and ATM locations.

During 1998, a partner of Keating, Muething & Klekamp ("KMK") became the trustee of a trust for the benefit of the family of Mr. Lindner. This trust held approximately 7% of Provident's Common Stock. During 1998, $3.2 million was paid by and on behalf of Provident for legal services to KMK.

Provident has had certain transactions with various executive officers, directors and principal holders of equity securities of Provident and its subsidiaries and entities in which these individuals are principal owners. Various loans and leases have been made as well as the sale of commercial paper and repurchase agreements to these persons. Such loans to these persons aggregated approximately $45.9 million and $32.3 million at December 31, 1998, and 1997, respectively. None of these loans were held by the parent company.
During 1998, new loans aggregating $24.8 million were made to such parties and loans aggregating $11.2 million were repaid. All of the loans were made at market interest rates and, in the opinion of management, all amounts are fully collectible. At December 31, 1998, and 1997, these persons held Provident's commercial paper amounting to $19.4 million and $13.7 million, respectively. Additionally, repurchase agreements in the amount of $37.8 million and $10.8 million had been sold to these persons at December 31, 1998, and 1997, respectively. All of these transactions were at market interest rates.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

S. FAIR VALUE OF FINANCIAL INSTRUMENTS Carrying values and estimated fair values for certain financial instruments as of December 31 are shown in the following table. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Because no secondary market exists for many of Provident's assets and liabilities, the derived fair values are calculated estimates, and the fair values provided herein do not necessarily represent the actual values which may be realized in the disposition of these instruments. The aggregate fair value amounts presented do not represent the underlying value of Provident. What is presented below is a point-in-time valuation that is affected, in part, by unrealized gains and losses resulting from management's implementation of its program to manage overall interest rate risk. It is not management's intention to immediately dispose of a significant portion of its financial instruments. As a result, the following fair value information should not be interpreted as a forecast of future earnings and cash flows.

                                           1998                1997
                                         Carrying    Fair    Carrying    Fair
                                          Value     Value     Value     Value
                                        ---------------------------------------
                                                     (In Thousands)
Financial Assets:
  Cash and Cash Equivalents              $327,441  $327,441  $276,241  $276,241
  Trading Account Securities               50,333    50,333         -         -
  Investment Securities                 1,514,153 1,514,153 1,381,707 1,381,707
  Loans (Excluding Lease Financing)     4,956,429 5,021,042 4,268,734 4,313,519
  Less: Reserve for Loan Losses           (65,854)        -   (60,539)        -
                                        ---------------------------------------
    Net Loans                           4,890,575 5,021,042 4,208,195 4,313,519

Financial Liabilities:
  Deposits                              5,327,321 5,444,426 4,696,298 4,731,184
  Short-Term Debt                         807,503   807,503   806,125   806,125
  Long-Term Debt (Excluding Lease
    Financing Debt) and Junior
    Subordinated Debentures               826,588   819,325   604,769   607,143

Off-Balance Sheet Financial Instruments:
  Interest Rate Swaps:
    Asset Based:
      Loans                                     -    (1,371)        -      (260)
    Liability Based:
      Deposits                                  -     1,123         -     3,421
      Long-Term Debt                            -    16,374         -    (1,405)

The following methods and assumptions were used by Provident in estimating its fair value disclosures for financial instruments:

   Cash  and cash equivalents:  The carrying amounts reported  in
   the   balance   sheet  for  cash  and  short-term  instruments
   approximate those assets' fair values.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Trading account securities and investment securities: Fair values for trading account securities and investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Retained interest in securitized assets is valued using discounted cash flow techniques. Significant assumptions used in the valuation are shown in Note C.

   Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain residential mortgage loans and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

   Deposits: The fair values disclosed for demand deposits are equal to their carrying amounts. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

   Short-term  debt:   The  carrying  amounts  of  federal  funds
   purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

   Long-term debt and junior subordinated debentures: The fair values of long-term borrowings that are traded in the markets are equal to their quoted market prices. The fair values of other long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on Provident's current incremental borrowing rates for similar types of borrowing arrangements.

   Off-balance  sheet  financial  instruments:   Fair  value  for
   interest rate swaps is based upon current market quotes.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

T.  ADDITIONAL INFORMATION

LEGAL  CONTINGENCIES   Provident  is  subject  to  litigation  in  the
ordinary course of business. Management does not expect such litigation will have a material adverse effect on Provident's financial position.

RESTRICTIONS ON CASH AND NONINTEREST BEARING DEPOSITS Federal Reserve Board regulations require that The Provident Bank and Provident Bank of Florida maintain certain minimum reserve balances. The average amount of those reserve balances for the year ended December 31, 1998, was approximately $50.1 million.

INVESTMENT IN PARTNERSHIPS Provident's share of partnerships was carried at approximately $28.5 million and $22.0 million at December 31, 1998, and 1997, respectively, which includes equity in net income of $1,714,000, $2,935,000 and $536,000 in the years 1998, 1997 and
1996, respectively.

OTHER REAL ESTATE OWNED At December 31, 1998, and 1997, the carrying value of other real estate and equipment owned was $2.7 million and $12.4 million, respectively.

RESTRICTED ASSETS During 1997 and 1998, Provident formed Provident Auto Leasing Company, Provident Auto Rental Corp. and Provident Lease Receivables Corporation. Auto Leasing was created to avoid the administrative difficulty and expense associated with retitling leased vehicles in connection with the financing or transfer of beneficial ownership of automobile and light duty trucks subject to leases. Auto Rental's purpose is limited to the securitization and sale of leased vehicles to investors under sale-leaseback transactions. Lease Receivables' function is limited to the sale of equipment leases while retaining the servicing rights. Auto Leasing, Auto Rental and Lease Receivables are legal entities and each maintains books and records with respect to its assets and liabilities. The assets of these subsidiaries, totaling $542.5 million, are not available to secure financing or otherwise satisfy claims of creditors of Provident or any of its other subsidiaries.

RESTRICTIONS ON TRANSFER OF FUNDS FROM SUBSIDIARIES TO PARENT The transfer of funds by the banking subsidiaries to the parent as dividends, loans or advances is subject to various laws and regulations that limit the amount of such transfers that can be made without regulatory approval. The maximum amount available for dividend distribution that may be paid in 1999 by Provident Bank and Provident Florida to its parent without approval is approximately $175.9 million, plus 1999 net income. Pursuant to Federal Reserve and State regulations, the maximum amount available to be loaned to affiliates (as defined), including their Parent, by the banking subsidiaries, was approximately $88.5 million to any single affiliate, and $176.9 million to all affiliates combined of which $18.8 million was loaned at December 31, 1998.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARENT COMPANY FINANCIAL INFORMATION Parent Company only condensed financial information for Provident Financial Group, Inc. is as follows:

BALANCE SHEETS (PARENT ONLY)
(In Thousands)
                                                                 December 31,
                                                           -----------------------
                                                               1998        1997
                                                           -----------------------
                           ASSETS
Cash and Cash Equivalents                                     $193,470    $115,785
Investment Securities Available for Sale                       148,545     169,839
Loans (net of reserve for loan losses of $1,295 and $1,295)       (234)      6,911
Investment in Subsidiaries:
  Banking                                                      667,459     599,171
  Non-Banking                                                    3,710       5,175
Premises and Equipment                                           1,468       1,504
Accounts Receivable from Banking Subsidiaries                   45,616      13,776
Other Assets                                                    31,327      30,007
                                                            ----------------------
                                                            $1,091,361    $942,168
                                                            ======================
            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts Payable and Accrued Expenses                        $37,627      $9,986
  Commercial Paper                                             245,291     202,018
  Long-Term Debt                                                 2,617       1,913
  Junior Subordinated Debentures                               101,972     101,910
                                                            ----------------------
      Total Liabilities                                        387,507     315,827
Shareholders' Equity                                           703,854     626,341
                                                            ----------------------
                                                            $1,091,361    $942,168
                                                            ======================

STATEMENTS OF INCOME (PARENT ONLY)
(In Thousands)
                                                           Year Ended December 31,
                                                      --------------------------------
                                                        1998        1997        1996
                                                      --------------------------------
Income:
  Dividends from Banking Subsidiaries                  $51,000          $-     $25,000
  Interest Income from Banking Subsidiaries              4,899       5,605       6,538
  Other Interest Income                                 10,097       7,364       1,625
  Noninterest Income                                     1,748       4,157         763
                                                      --------------------------------
                                                        67,744      17,126      33,926
Expenses:
  Interest Expense                                      22,088      18,219       8,833
  Noninterest Expense                                    4,684       4,542       3,124
                                                      --------------------------------
                                                        26,772      22,761      11,957
                                                      --------------------------------
Income Before Taxes and Equity in Undistributed
  Net Income of Subsidiaries                            40,972      (5,635)     21,969
Applicable Income Tax Credits                            4,157       2,494       1,675
                                                      --------------------------------
Income Before Equity in Undistributed Net Income
  of Subsidiaries                                       45,129      (3,141)     23,644
Equity in Undistributed Net Income of Subsidiaries      69,823     110,578      54,501
                                                      --------------------------------
Net Income                                            $114,952    $107,437     $78,145
                                                      ================================

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS (PARENT ONLY)
(In Thousands)
                                                        Year Ended December 31,
                                                     ------------------------------
                                                      1998        1997       1996
                                                     ------------------------------
Operating Activities:
  Net Income                                         $114,952   $107,437    $78,145
  Adjustment to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Net Income from Subsidiaries                     (120,823)  (110,578)   (79,501)
    Cash Dividends Received From Subsidiaries          51,000          -     25,000
    Amortization of Goodwill and Other                    690        396         39
    Depreciation of Premises and Equipment                 36         54        446
    Realized Investment Security (Gains) Losses            29     (1,068)         -
    Proceeds From Sale of Loans Held for Sale           1,831     41,123     32,581
    Origination of Loans Held for Sale                      -    (41,943)   (32,491)
    Realized (Gains) Losses on Loans Held for Sale          2        (58)       (90)
    (Increase) Decrease in Interest Receivable            (48)      (396)        64
    Increase in Other Assets                          (33,485)   (23,327)    (8,713)
    Increase (Decrease) in Interest Payable               (27)        (1)       675
    Deferred Income Taxes                                (845)     2,457     (2,811)
    Increase (Decrease) in Other Liabilities           27,668      5,310     (4,229)
                                                     ------------------------------
      Net Cash Provided by (Used In) Operating
        Activities                                     40,980    (20,594)     9,115
                                                     ------------------------------
Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                10,202     11,571          -
    Proceeds from Maturities and Prepayments           43,252     20,329      1,700
    Purchases                                         (34,603)  (187,386)    (1,892)
  Net Decrease in Loans                                 5,312      4,739      8,870
  Net Decrease in Premises and Equipment                    -          9         29
                                                     ------------------------------
      Net Cash Provided by (Used In) Investing
        Activities                                     24,163   (150,738)     8,707
                                                     ------------------------------
Financing Activities:
  Net Increase (Decrease) in Short-Term Debt           43,273     62,353     (5,656)
  Principal Payments on Long-Term Debt                   (788)      (545)      (836)
  Proceeds from Issuance of Long-Term Debt and
    Junior Subordinated Debentures                      1,492          -    102,320
  Cash Dividends Paid                                 (35,308)   (30,247)   (21,970)
  Purchase of Treasury Stock                          (21,425)         -          -
  Proceeds from Exercise of Stock Options              25,298     16,068      1,878
  Contribution to Subsidiaries                              -          -     (3,093)
  Net Increase (Decrease) in Other Equity Items             -         19        (27)
                                                     ------------------------------
    Net Cash Provided by Financing Activities          12,542     47,648     72,616
                                                     ------------------------------
    Increase (Decrease) in Cash and
      Cash Equivalents                                 77,685   (123,684)    90,438
Cash and Cash Equivalents at Beginning of Year        115,785    239,469    149,031
                                                     ------------------------------
    Cash and Cash Equivalents at End of Year         $193,470   $115,785   $239,469
                                                     ==============================

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUPPLEMENTARY DATA

Quarterly Consolidated Results of Operations - (Unaudited)

The following are quarterly consolidated results of operations for the two years ended December 31, 1998.

                                                        1998                                        1997
                                      -------------------------------------------------------------------------------------
                                       Fourth      Third     Second      First     Fourth      Third     Second      First
                                       Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                      -------------------------------------------------------------------------------------
                                                              (In Thousands Except Per Share Data)
Total Interest Income                 $165,523   $165,752   $155,299   $147,186   $145,578   $146,712   $142,236   $137,286
Total Interest Expense                  88,810     91,275     86,472     80,510     77,739     81,031     76,689     73,753
                                      -------------------------------------------------------------------------------------
  Net Interest Income                   76,713     74,477     68,827     66,676     67,839     65,681     65,547     63,533
Provision for Loan and Lease Losses    (11,700)    (9,500)    (5,000)    (5,000)    (9,250)    (9,500)   (15,000)   (11,000)
                                      -------------------------------------------------------------------------------------
  Net Interest Income After Provision
   for Loan and Lease Losses            65,013     64,977     63,827     61,676     58,589     56,181     50,547     52,533

Service Charges on Deposit Accounts      7,163      6,878      6,789      6,412      6,514      6,331      6,329      5,578
Other Service Charges and Fees          13,531      9,346     13,843     14,958     11,171      6,281     10,373      9,233
Operating Lease Income                   9,535      9,487      9,405      9,054      7,592      6,616      6,405      5,594
Gain on Sale of Loans and Leases        19,865     25,807     21,023     13,526     10,540     22,035     15,500     12,808
Security Gains                           3,163      4,061      2,024      3,692      5,264      1,196      1,030      2,223
Other                                    6,466      1,149      3,747      2,063      5,022      2,158      3,857      3,008
                                      -------------------------------------------------------------------------------------
  Total Noninterest Income              59,723     56,728     56,831     49,705     46,103     44,617     43,494     38,444

Compensation                            32,240     31,493     31,569     29,337     27,660     25,696     24,371     23,727
Depreciation on Operating Lease
 Equipment                               5,635      5,503      5,242      5,282      4,905      4,601      4,409      3,752
Occupancy                                4,412      4,628      4,104      3,807      3,882      3,516      2,700      2,646
Professional Services                    5,004      4,958      4,341      3,973      4,523      3,660      3,681      3,048
Equipment Expense                        6,002      5,755      4,783      4,231      4,334      3,989      3,618      3,267
Charges and Fees                         4,308      4,008      3,607      2,394      2,194      4,023      3,002      3,433
Marketing                                2,178      2,122      3,017      2,307      2,313      1,694      1,841      2,042
Special Charges and Exit Costs          22,005          -          -          -          -          -          -          -
Other                                   14,132     12,488     14,241     13,300     12,486     11,619     10,239      9,107
                                      -------------------------------------------------------------------------------------
  Total Noninterest Expense             95,916     70,955     70,904     64,631     62,297     58,798     53,861     51,022
                                      -------------------------------------------------------------------------------------
  Income Before Income Taxes            28,820     50,750     49,754     46,750     42,395     42,000     40,180     39,955
Applicable Income Taxes                  9,938     17,730     17,364     16,090     14,247     14,708     14,125     14,013
                                      -------------------------------------------------------------------------------------
    Net Income                         $18,882    $33,020    $32,390    $30,660    $28,148    $27,292    $26,055    $25,942
                                      =====================================================================================
Net Earnings Per Common Share:
  Basic                                   $.44       $.76       $.75       $.71       $.67       $.66       $.63       $.63
  Diluted                                  .42        .73        .72        .68        .63        .62        .60        .60
  Cash Dividends                           .20        .20        .20        .20        .20        .20        .16        .16

Fully Tax Equivalent Margin:
  Net Interest Income                  $76,713    $74,477    $68,827    $66,676    $67,839    $65,681    $65,547    $63,533
  Tax Equivalent Adjustment                 45         58         59         99        107         89         86         78
                                      -------------------------------------------------------------------------------------
   Tax Equivalent Net Interest Income  $76,758    $74,535    $68,886    $66,775    $67,946    $65,770    $65,633    $63,611
                                      =====================================================================================

Financial results for the first nine months of 1998 have been restated as a result of retroactively changing its method of measuring the fair value of retained interests in securitized assets to the cash-out method. Quarterly diluted earnings per share numbers do not add to the year-to-date amount for 1998 due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                               PART III

The following items are incorporated by reference to Provident's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of Provident's fiscal year ending December 31, 1998:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN  RELATIONSHIPS AND  RELATED  TRANSACTIONS


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a) 1. See Index to Financial Statements on page 39 for a list of all financial statements filed as a part of this report.

     2. Schedules to the consolidated financial statements  required  by
        Article 9 of Regulation S-X have been omitted as they are not required, not applicable or the information required thereby is set forth in the related financial statements.

     3.  Exhibits:

     Number Exhibit Description          Filing Status
     ------ --------------------------   -----------------------------
      3.1   Articles of Incorporation    Incorporated by reference to
                                         Form 10-Q for quarter ending
                                         June 30, 1997.

      3.2   Code of Regulations          Incorporated by reference to
                                         Proxy Statement for the 1994
                                         Annual Meeting of
                                         Shareholders.

     Number Exhibit Description          Filing Status
     ------ --------------------------   -----------------------------
     4.1    Instruments defining the     Provident has no
            rights of security holders   outstanding issue of
                                         indebtedness exceeding 10%
                                         of the assets of Provident
                                         Financial and Consolidated
                                         Subsidiaries. A copy of the
                                         instruments defining the
                                         rights of security holders
                                         will be furnished to the
                                         Commission upon request.

      4.2   Plan of Reorganization       Incorporated by reference to
            relating to Series D,        Form 10-K for 1995.
            Non-Voting Convertible
            Preferred Stock


     10.1   Junior Subordinated          Incorporated by reference to
            Indenture, dated as of       Exhibit 4.1 on Form 8-K dated
            November 27, 1996, between   November 27, 1996.
            Provident and the
            Bank of New York, as
            Indenture Trustee

     10.2   Amended and Restated         Incorporated by reference to
            Declaration of Trust of      Exhibit 4.3 on Form 8-K dated
            Provident Capital Trust I,   November 27, 1996.
            dated as of November 27,
            1996

     10.3   Form of Guarantee Agreement  Incorporated by reference to
            to be entered into by        registration statement number
            Provident and The            333-20769.
            Bank of New York, as
            Guarantee Trustee

                        Management Compensatory Agreements

     10.4   Provident 1990               Incorporated by reference to
            Employee Stock Purchase      Post-Effective Amendment No.
            Plan                         1 to Form S-8 (File No.
                                         33-34904).

     10.5   Provident                    Incorporated by reference to
            Retirement Plan (As          Form S-8 (File No. 33-90792).
            amended)

     10.6   Provident 1988               Incorporated by reference to
            Stock Option Plan (As        Form S-8 (File No. 33-34906),
            amended)                     Form S-8 (File No. 33-43102)
                                         and Form S-8 (File No.
                                         33-84094).

     Number Exhibit Description          Filing Status
     ------ --------------------------   -----------------------------
     10.7   Provident 1992               Incorporated by reference to
            Advisory Directors' Stock    Form 8-K filed October 22,
            Option Plan (As amended)     1992, and Form S-8 (File No.
                                         33-62707).

     10.8   Provident 1992               Incorporated by reference to
            Outside Directors' Stock     Form S-8 (File No. 33-51230).
            Option Plan

     10.9   Provident                    Incorporated by reference to
            Restricted Stock Plan        Form S-2 (File No. 33-44641).

     10.10  Provident                    Incorporated by reference to
            Deferred Compensation Plan   Form S-8 (File No. 33-61576)
                                         and Form 8-K filed March 28,
                                         1995.

     21     Subsidiaries of Provident    Filed herewith.
            Financial Group, Inc.

     23     Consent of Independent       Filed herewith.
            Auditors

     27     Financial Data Schedule      Filed herewith.


(b)  Reports on Form 8-K:


     Date of Report:  January 28, 1999

     Item  5.   Other Events: For the nine months ended September  30,
     1998 and the years ended December 31, 1997 and 1996, Provident Financial Group, Inc. changed the methodology used in the calculation of gains on its securitizations of loans. In 1997 and 1996, Provident used the "cash-in" method to calculate gains. During the fourth quarter of 1998, the Financial Accounting Standards Board and Securities and Exchange Commission indicated that the "cash-out" method is the only acceptable method to calculate gains. Accordingly, the change in methodology increased previously reported nine months 1998 net income by $1.2 million or 3 cents per share and reduced 1997 net income by $7.9 million or 18 cents per share to $107.4 million or $2.45 per share and reduced 1996 net income by $3.1 million or 7 cents per share to $78.1 million or $1.87 per share. Provident will amend its Annual Report on Form 10-K for the year ended December 31, 1997, in connection with the restatement.

                              SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident Financial Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Provident Financial Group, Inc.


                                             /s/Robert L. Hoverson
                                            --------------------------
                                                Robert L. Hoverson
                                                    President
                                                 March 18, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Provident Financial Group, Inc. and in the capacities and on the dates indicated.

       Signature                Capacity                   Date
----------------------- ---------------------------- --------------

/s/Robert L. Hoverson   Director and President       March 18, 1999
----------------------- (Principal Executive Officer)
   Robert L. Hoverson

/s/Jack M. Cook         Director                     March 18, 1999
-----------------------
   Jack M. Cook

/s/Thomas D. Grote, Jr. Director                     March 18, 1999
-----------------------
   Thomas D. Grote, Jr.

/s/Philip R. Myers      Director                     March 18, 1999
-----------------------
   Philip R. Myers

/s/Joseph A. Pedoto     Director                     March 18, 1999
-----------------------
   Joseph A. Pedoto

/s/Sidney A. Peerless   Director                     March 18, 1999
-----------------------
   Sidney A. Peerless

/s/Joseph A. Steger     Director                     March 18, 1999
-----------------------
   Joseph A. Steger

/s/Christopher J. Carey Executive Vice President     March 18, 1999
----------------------- and Chief Financial Officer
   Christopher J. Carey