Form 10-Q
period 1999-03-31
PROVIDENT FINANCIAL GROUP INC
filed 1999-05-17
CIK 316770

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended	                 Commission File
March 31, 1999	                                        No. 1-8019


                   PROVIDENT FINANCIAL GROUP, INC.



Incorporated under	                               IRS Employer I.D.
the Laws of Ohio	                                    No. 31-0982792


          One East Fourth Street, Cincinnati, Ohio  45202
                        Phone:  513-579-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X         No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, without par value, outstanding at April 30, 1999 is 42,591,959.


               Please address all correspondence to:

                       Christopher J. Carey
       Executive Vice President and Chief Financial Officer
                 Provident Financial Group, Inc.
                     One East Fourth Street
                     Cincinnati, Ohio  45202

                  PROVIDENT FINANCIAL GROUP, INC.



                     INDEX TO QUARTERLY REPORT

                            ON FORM 10-Q



PART I. FINANCIAL INFORMATION


        ITEM 1. FINANCIAL STATEMENTS


                Consolidated Balance Sheets .........................3

                Consolidated Statements of Income ...................4

                Consolidated Statements of Changes in
                Shareholders' Equity ................................5

                Consolidated Statements of Cash Flows ...............6

                Notes to the Consolidated Financial Statements ......7


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......10


        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK...................................28


PART II. OTHER INFORMATION


        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................28


SIGNATURE ..........................................................29

            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

   PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands)
                                                          March 31,   December 31,
                                                            1999          1998
                                                         (Unaudited)
                                                         ------------------------
                        ASSETS
Cash and Noninterest Bearing Deposits                      $217,462      $267,441
Federal Funds Sold and Reverse Repurchase Agreements         74,000        60,000
Trading Account Securities                                   29,473        50,333
Investment Securities Available for Sale
  (amortized cost - $1,750,058 and $1,528,008)            1,723,954     1,514,153
Loans and Leases (Net of Unearned Income):
  Commercial Lending:
    Commercial and Financial                              3,344,283     3,270,675
    Mortgage                                                418,157       436,127
    Construction                                            476,814       437,563
    Lease Financing                                         204,898       243,722
  Consumer Lending:
    Instalment                                              703,583       621,357
    Residential - Held for Sale                             121,729       190,707
    Lease Financing                                         668,158       423,354
                                                         ------------------------
      Total Loans and Leases                              5,937,622     5,623,505
  Reserve for Loan and Lease Losses                         (80,142)      (75,907)
                                                         ------------------------
      Net Loans and Leases                                5,857,480     5,547,598
Leased Equipment                                            157,382       167,006
Premises and Equipment                                       76,838        78,621
Other Assets                                                496,635       449,835
                                                         ------------------------
                                                         $8,633,224    $8,134,987
                                                         ========================
         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                    $680,737      $669,840
    Interest Bearing                                      4,940,588     4,657,481
                                                         ------------------------
      Total Deposits                                      5,621,325     5,327,321
  Short-Term Debt                                         1,122,892       807,503
  Long-Term Debt                                            805,440       934,294
  Guaranteed Preferred Beneficial Interests in
    Company's Junior Subordinated Debentures                 98,894        98,879
  Accrued Interest and Other Liabilities                    272,201       263,136
                                                         ------------------------
      Total Liabilities                                   7,920,752     7,431,133
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized,
    Series D, 70,272 Issued                                   7,000         7,000
  Common Stock, No Par Value, 110,000,000 Shares
    Authorized, 43,383,979 and 43,345,149 Issued             12,817        12,805
  Capital Surplus                                           225,702       224,745
  Retained Earnings                                         514,001       489,751
  Treasury Stock, 801,800 and 572,700 Shares                (30,070)      (21,425)
  Accumulated Other Comprehensive Income                    (16,978)       (9,022)
                                                         ------------------------
      Total Shareholders' Equity                            712,472       703,854
                                                         ------------------------
                                                         $8,633,224    $8,134,987
                                                         ========================

See notes to consolidated financial statements.

      PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME
                        (Unaudited)
          (In Thousands, Except Per Share Amounts)
                                                             Three Months Ended
                                                                   March 31,
                                                             --------------------
                                                               1999        1998
                                                             --------------------
Interest Income:
  Interest and Fees on Loans and Leases                      $131,582    $123,142
  Interest on Investment Securities                            24,588      23,157
  Other Interest Income                                         1,305         887
                                                             --------------------
      Total Interest Income                                   157,475     147,186
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                                13,245      10,798
    Time Deposits                                              41,923      43,888
                                                             --------------------
      Total Interest on Deposits                               55,168      54,686
  Interest on Short-Term Debt                                  14,906      12,886
  Interest on Long-Term Debt                                   12,471      10,772
  Interest on Junior Subordinated Debentures                    2,166       2,166
                                                             --------------------
    Total Interest Expense                                     84,711      80,510
                                                             --------------------
      Net Interest Income                                      72,764      66,676
Provision for Loan and Lease Losses                            12,900       5,000
                                                             --------------------
  Net Interest Income After Provision
    for Loan and Lease Losses                                  59,864      61,676
Noninterest Income:
  Service Charges on Deposit Accounts                           7,264       6,412
  Other Service Charges and Fees                               13,447      14,958
  Operating Lease Income                                        8,898       9,054
  Gain on Sales of Loans and Leases                            31,839      13,526
  Security Gains (Losses)                                          (7)      3,692
  Other                                                         3,126       2,063
                                                             --------------------
    Total Noninterest Income                                   64,567      49,705
Noninterest Expense:
  Salaries, Wages and Benefits                                 34,980      29,337
  Depreciation on Operating Lease Equipment                     4,725       5,282
  Occupancy                                                     4,208       3,807
  Equipment Expense                                             5,302       4,231
  Professional Fees                                             3,635       3,973
  Charges and Fees                                              3,732       2,394
  Other                                                        15,715      15,607
                                                             --------------------
    Total Noninterest Expense                                  72,297      64,631

Income Before Income Taxes                                     52,134      46,750
Applicable Income Taxes                                        18,379      16,090
                                                             --------------------
  Net Income                                                  $33,755     $30,660
                                                             ====================
Per Common Share:
  Basic Earnings Per Share                                       $.79        $.71
  Diluted Earnings Per Share                                      .76         .68
  Cash Dividends Declared                                         .22         .20

See notes to consolidated financial statements.

     PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (Unaudited)
                      (In Thousands)


                                                         Retained
                                                         Earnings
                                                         Including
                                                        Reserve for            Accumulated
                                                        Retirement                Other
                           Preferred  Common   Capital  of Capital  Treasury  Comprehensive           Comprehensive
                             Stock    Stock    Surplus  Securities    Stock       Income       Total     Income
                           ----------------------------------------------------------------------------------------
Balance at January 1, 1998   $7,000  $12,482  $196,617    $410,107        $-           $135  $626,341

 Net Income                                                 30,660                             30,660      $30,660
 Dividends Paid on:
  Preferred Stock                                             (198)                              (198)
  Common Stock                                              (8,559)                            (8,559)
 Exercise of Stock Options               220    17,365                                         17,585
 Change in Unrealized
  Gains (Losses) on
  Marketable Securities                                                              (4,188)   (4,188)      (4,188)
 Other                                                          60                                 60
                             -------------------------------------------------------------------------------------
Balance at March 31, 1998    $7,000  $12,702  $213,982    $432,070        $-        ($4,053) $661,701      $26,472
                             =====================================================================================


Balance at January 1, 1999   $7,000  $12,805  $224,745    $489,751  ($21,425)       ($9,022) $703,854

 Net Income                                                 33,755                             33,755      $33,755
 Dividends Paid on:
  Preferred Stock                                             (216)                              (216)
  Common Stock                                              (9,289)                            (9,289)
 Exercise of Stock Options                12       826                                            838
 Purchase of Treasury Stock                                           (8,645)                  (8,645)
 Distribution of Contingent
  Shares for Prior Year
  Acquisition                                      131                                            131
 Change in Unrealized
  Gains (Losses) on
  Marketable Securities                                                              (7,956)   (7,956)      (7,956)
                             -------------------------------------------------------------------------------------
Balance at March 31, 1999    $7,000  $12,817  $225,702    $514,001  ($30,070)      ($16,978) $712,472      $25,799
                             =====================================================================================

See notes to consolidated financial statements.

      PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)
                       (In Thousands)
                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                1999              1998
                                                             ----------------------------
Operating Activities:
  Net Income                                                    $33,755           $30,660
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                        12,900             5,000
      Amortization of Goodwill                                      380               461
      Other Amortization and Accretion                          (20,953)          (21,067)
      Depreciation of Leased Equipment and
        Premises and Equipment                                    9,280             8,721
      Realized Investment Security (Gains) Losses                     7            (3,692)
      Proceeds from Sale of Loans Held for Sale                 562,920           284,142
      Origination of Loans Held for Sale                       (522,609)         (271,346)
      Realized Gains on Residential Loans Held for Sale         (20,373)           (9,424)
      Realized Gains on Sale of Other Loans and Leases          (11,466)           (4,102)
      (Increase) Decrease in Trading Account Securities          20,860           (20,385)
      Increase in Interest Receivable                            (1,240)           (7,984)
      Increase in Other Assets                                  (45,940)         (143,205)
      Increase in Interest Payable                                6,628            17,773
      Increase (Decrease) in Other Liabilities                    6,728           (32,111)
                                                               --------------------------
        Net Cash Provided By (Used In) Operating Activities      30,877          (166,559)
                                                               --------------------------
Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                         186,261           711,677
    Proceeds from Maturities and Prepayments                     50,574           354,170
    Purchases                                                  (404,482)       (1,295,448)
  Net Increase in Loans and Leases                             (364,637)         (218,067)
  Net (Increase) Decrease in Operating Lease Equipment            4,899           (10,467)
  Net Increase in Premises and Equipment                         (2,772)           (3,255)
                                                               --------------------------
    Net Cash Used In Investing Activities                      (530,157)         (461,390)
                                                               --------------------------
Financing Activities:
  Net Increase in Deposits                                      294,004           257,006
  Net Increase in Short-Term Debt                               315,389           311,602
  Principal Payments on Long-Term Debt                         (128,930)          (25,755)
  Proceeds From Issuance of Long-Term Debt                           19            15,040
  Cash Dividends Paid                                            (9,505)           (8,757)
  Purchase of Treasury Stock                                     (8,645)                -
  Proceeds from Exercise of Stock Options                           838            17,585
  Net Increase in Other Equity Items                                131                60
                                                               --------------------------
    Net Cash Provided By Financing Activities                   463,301           566,781
                                                               --------------------------
      Decrease in Cash and Cash Equivalents                     (35,979)          (61,168)
  Cash and Cash Equivalents at Beginning of Period              327,441           276,241
                                                               --------------------------
    Cash and Cash Equivalents at End of Period                 $291,462          $215,073
                                                               ==========================
Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                    $78,082           $62,370
    Income Taxes                                                 13,260                 -
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to
      Other Real Estate                                             531               567
    Residual Interest in Securitized Assets Created from
      the Sale of Loans (net of estimated credit losses)         36,746            14,464

See notes to consolidated financial statements.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

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

The financial statements presented herein should be read in conjunction with the financial statements and notes thereto included in Provident's 1998 annual report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                       1999      1998
                                                    ------------------
Basic:
  Net Income                                         $33,755   $30,660
  Less Preferred Stock Dividends                        (216)     (198)
                                                     -----------------
   Income Available to Common Shareholders            33,539    30,462

   Weighted-Average Common Shares Outstanding         42,651    42,615
                                                     -----------------
  Basic Earnings Per Share                             $0.79     $0.71
                                                     =================
Diluted:
  Net Income                                         $33,755   $30,660

  Weighted-Average Common Shares Outstanding          42,651    42,615
  Assumed Conversion of:
    Convertible Preferred Stock                          988       988
    Dilutive Stock Options (Treasury Stock Method)       778     1,219
                                                     -----------------
  Dilutive Potential Common Shares                    44,417    44,822
                                                     -----------------
  Diluted Earnings Per Share                           $0.76     $0.68
                                                     =================

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SPECIAL CHARGES AND EXIT COSTS

In order to improve upon the efficiency of its operations, Provident incurred pre-tax special charges and exit costs of $22 million during the fourth quarter of 1998. This expense consisted of: 1) a reengineering project, known as the Performance Optimization Project, which is expected to enable Provident to undertake new revenue generating initiatives without significantly increasing expenses, and
2) the discontinuance of operations of its MeritValu and Free Market Partner business units.

No changes have been made to the original estimated special charges and exit costs. All activity during the quarter related to cash payments for severance benefits and professional fees.

Details of the special charges and exit costs follows (in millions):

                                Severance  Fixed Asset    Exit    Professional
                                  Costs     Write-Offs    Costs       Fees        Total
                                -------------------------------------------------------
Special Charge                         $6           $6        $5            $5      $22
Utilization:
  Cash                                 (1)           -        (2)           (3)      (6)
  Non-Cash                              -           (6)       (3)            -       (9)
                                -------------------------------------------------------
Balance as of December 31, 1998         5            -         -             2        7
Cash Utilization                       (1)           -         -            (1)      (2)
                                -------------------------------------------------------
Balance as of March 31, 1999           $4           $-        $-            $1       $5
                                =======================================================

NOTE 4. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

In 1996, Provident established Provident Capital Trust I. Capital Trust issued $100 million of preferred Capital Securities to the public and $3.1 million of common to Provident. Proceeds from the issuance of the capital securities were invested in Provident's 8.60% Junior Subordinated Debentures, due 2026. Provident fully guarantees the Capital Securities. The sole assets (excluding interest receivable on the Debentures, prepaid expenses and receivables) of Capital Trust are the Debentures.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  RESTRICTED ASSETS

During 1997 and 1998, Provident formed Provident Auto Leasing Company, Provident Auto Rental Corporation 1998-1 and 1998-2, and Provident Lease Receivables Corporation. Auto Leasing was created to avoid the administrative difficulty and expense associated with retitling leased vehicles in connection with the financing or transfer of beneficial ownership of automobile and light duty trucks subject to leases. Auto Rentals' purpose is limited to the securitization and sale of leased vehicles to investors under sale-leaseback transactions. Lease Receivables' function is limited to the sale of equipment leases while retaining the servicing rights. Auto Leasing, Auto Rentals and Lease Receivables are legal entities and each maintains books and records with respect to its assets and liabilities. The assets of these subsidiaries, totaling $815.0 million, are not available to secure financing or otherwise satisfy claims of creditors of Provident or any of its other subsidiaries.

NOTE 6.  LINE OF BUSINESS REPORTING

Provident has identified three major lines of business. Selected line of business information is included in the following table for the three months ended March 31, 1999 and 1998 (in millions):

                                                   Provident Consumer
               Commercial Banking   Retail Banking Financial Services
               ------------------------------------------------------
                  1999     1998      1999     1998      1999     1998
               ------------------------------------------------------
Total Revenue    $58.5    $56.9     $46.9    $39.8     $30.1    $14.8

Net Income       $23.0    $22.1      $4.3     $2.6      $9.8     $3.1

Average Assets  $4,142   $3,810    $1,601   $1,376      $623     $353

                      Other              Total
               -----------------------------------
                  1999     1998      1999     1998
               -----------------------------------
Total Revenue     $1.8     $4.9    $137.3   $116.4

Net Income       $(3.3)    $2.9     $33.8    $30.7

Average Assets  $2,328   $1,823    $8,694   $7,362

Descriptions of these business lines along with variance analyses are included in "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Business Lines".

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Provident publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects, new banking and financial service products, Year 2000 issues and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Provident notes that a variety of factors could cause its actual results and experiences to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. These risks and uncertainties include, without limitation, changes in interest rates, developments in the economies served by Provident, deterioration in general economic conditions which would adversely affect borrowers, adverse developments in the markets for securitized loans, changes in anticipated credit quality trends, the ability to achieve the results anticipated from the Performance Optimization Project, changes in accounting, tax or regulatory practices, or requirements and other factors noted in conjunction with forward looking statements. In addition, borrowers could suffer unanticipated losses without regard to general economic conditions. The result of these and other factors could cause a difference from expectations of the level of defaults and a change in the risk characteristics of the loan and lease portfolio and a change in the provision for loan and lease losses. Forward-looking statements speak only as of the date made. Provident undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Results of Operations

Summary

The following table summarizes earnings components, earnings per share and key financial ratios (dollars in thousands except per share data):

                                               Three Months Ended
                                                   March 31,
                                           ---------------------------
                                            1999      1998    % Change
                                           ---------------------------
Net Interest Income                        $72,764   $66,676         9%
Noninterest Income                          64,567    49,705        30
Total Revenue                              137,331   116,381        18
Provision for Loan
 and Lease Losses                           12,900     5,000       158
Noninterest Expense                         72,297    64,631        12
Net Income                                  33,755    30,660        10
Diluted Earnings per Share                    0.76      0.68        12
Return on Average Equity                     18.62     19.06
Return on Average Assets                      1.55      1.67
Efficiency Ratio                             52.62     57.30

Earnings per share increased 12% to $.76 during the current quarter, versus $.68 reported in 1998. The increase in earnings per share was due to strong revenue growth evidenced by a 32% increase in managed assets and continued emphasis on expense control.

Total revenue (net interest income plus noninterest income) increased 18% during 1999 over the comparable period in 1998. Net interest income increased by $6.1 million, or 9% as a result of strong growth in the lending portfolio. Noninterest income increased $14.9 million, or 30%, primarily due to gains recognized on loan and lease sales and loan servicing fees.

Total average assets for the first quarter of 1999 grew $1.3 billion, or 18%, as compared to the first quarter of 1998. The increase was primarily in the lending portfolio, which experienced a growth of approximately $800 million in average assets during this time period. In addition, loans and leases, which had been sold with servicing retained, increased from $1.6 billion at March 31, 1998 to $3.6 billion at March 31, 1999.

Noninterest expense was $72.3 million for the first quarter of 1999 as compared to $64.6 million for the same period in 1998. The ratio of noninterest expense to tax equivalent revenue ("efficiency ratio") was 52.62% for the first three months of 1999 compared to 57.30% for the first three months of 1998. For purposes of calculating the efficiency ratio, tax equivalent revenue excludes security gains or losses.

The improvement in the efficiency ratio was a result of higher revenues and increased control of expenses. During 1998, management took specific steps to slow the growth of expenses. First, a reengineering project, referred to as the Performance Optimization Project ("POP"), was initiated with areas being identified where productivity could be improved. Implementation of the POP process began at the end of 1998 with cost savings expected to occur during 1999 and the first half of the year 2000. Second, those business units where the prospect for future revenue growth did not justify current operating losses were terminated. Operating expenses (noninterest expense less unusual and significant expenses) reported in the first quarter of 1999 decreased $1.6 million from that reported in the fourth quarter of 1998.

Business Lines

Provident has identified three major lines of business. The following table summarizes total revenue, net income and average assets by these lines for the three months ending March 31, 1999 and 1998 (dollars in millions):

                                               1999     1998    Change
                                              ------------------------
Total Revenue:
  Commercial Banking                           $58.5    $56.9        3%
  Retail Banking                                46.9     39.8       18
  Provident Consumer Financial Services         30.1     14.8      103
  Other                                          1.8      4.9      (63)
                                              ------------------------
                                              $137.3   $116.4       18
                                              ========================
Net Income:
  Commercial Banking                           $23.0    $22.1        4%
  Retail Banking                                 4.3      2.6       65
  Provident Consumer Financial Services          9.8      3.1      216
  Other                                         (3.3)     2.9     (214)
                                               -----------------------
                                               $33.8    $30.7       10
                                               =======================
Average Assets:
  Commercial Banking                          $4,142   $3,810        9%
  Retail Banking                               1,601    1,376       16
  Provident Consumer Financial Services          623      353       76
  Other                                        2,328    1,823       28
                                              ------------------------
                                              $8,694   $7,362       18
                                              ========================

Business line descriptions and fluctuation analysis follows:

- Commercial Banking provides lending products and services to its commercial customers. This business line includes all of the commercial business units as reported in the 1998 Form 10-K. Commercial Banking constitutes 68% of the profitability of Provident. Net income and average assets increased 4% and 9%, respectively, over the first quarter of 1998. Total revenue (net interest income plus noninterest income) for 1999 benefited from strong loan growth. In addition, 1999 revenue included a cash gain of $6.9 million from the securitization and sale of equipment leases, while 1998 revenue included $8.0 million of gains recognized from the sale of stock and stock warrants. These equity instruments had been acquired as part of the lending fee structure established with customers. Currently, Provident expects to securitize leases every other quarter, while the sale and recognition of gains from stock and stock warrants related to its Structured Finance business unit is less predictable in nature. Expenses grew 12% due primarily to the start-up of Provident Capital Funding, a fee based originator for unaffiliated loan syndicators, and expansion into the Indianapolis, Phoenix and San Francisco markets.

- Retail Banking provides consumer lending, deposit accounts, trust, brokerage and investment products and services to its customers. This business line includes both the Consumer Lending and Consumer Banking business units as reported in the 1998 Form 10-K. Total revenue increased 18% over the first quarter of 1998. The increased revenues were driven by robust growth in auto lease originations, as Provident expanded regionally. Direct and indirect instalment loans experienced a significant improvement in credit quality as net charge-offs declined from 1.06% in 1998 to .74% in 1999. Total retail deposits grew by 4% with significant contribution coming from the Florida franchise. Total managed loans and leases for Retail Banking grew approximately $740 million, or 40%, since March 31, 1998. Additional factors that contributed to higher net income in 1999 include loan servicing, brokerage, fund management and trust fees. Combined, these revenues increased approximately $2 million during 1999 as compared to the first quarter in 1998.

- Provident Consumer Financial Services originates conforming and nonconforming residential loans to consumers and short-term financing to mortgage originators and brokers. Net income for Consumer Financial Services increased $6.7 million during the first quarter of 1999 as compared to the same quarter in 1998. The higher net income was primarily the result of strong nonconforming loan production during 1999 coupled with a strong demand for mortgage securities in the secondary market. Due to industry consolidation, the competitive environment in the nonconforming mortgage arena has improved, resulting in more rational pricing. This consolidation has allowed Provident to expand its volume during 1999. During the first quarter of 1999, Consumer Financial Services securitized and sold nonconforming loans totaling $515 million resulting in the recognition of a $19.3 million gain, a gain to loans sold ratio of 3.75%. During the first quarter of 1998, $200 million of loans were securitized and sold resulting in a $7.9 million gain, a gain to loans sold ratio of 3.93%. The ratio of gain to loans sold was 2.60% on the $350 million sold in the fourth quarter of 1998. Revenues also increased due to growth in loan servicing fees from $0.6 million in 1998 to $4.0 million in 1999. Operating expenses increased during 1999 due primarily to increased staffing associated with the higher volume of loans being generated and serviced by this business unit.

Other includes income and expenses not allocated to the primary business lines, interest on the investment portfolio and gain on the sale of certain assets, primarily investment securities.

Net Interest Income

 Net interest income equals the difference between interest earned on loans, leases and investments and interest incurred on deposits and other borrowed funds. Net interest income represents the largest source of income for Provident. During the first quarter of 1999 and 1998, net interest income on a tax equivalent basis was $72.8 million and $66.8 million, respectively, which represented approximately 52% and 57% of total revenue (net interest income plus noninterest income). The decrease in this ratio is due primarily to the larger gain on the sale of loans and leases resulting in higher noninterest income (gain on loan sales and loan servicing fees).

 Net interest income on a tax equivalent basis increased approximately $6.0 million for the first three months of 1999 over the comparable period in 1998. An $8.9 million increase caused by volume changes more than offset a $2.9 million decrease caused by rate changes. Volume changes are caused by changes in the average balances of interest earning assets and interest bearing liabilities. The net interest margin was 3.78% for the first three months of 1999 as compared to 4.01% for the comparable period in 1998. The decrease in the margin for the first quarter of 1999 was a result of strong earning asset growth combined with an increase in market funding and a small decline in earning asset spreads.

 The following table provides an analysis of consolidated average balances, average rates and interest yields. For comparative purposes, the table has been adjusted to reflect tax-exempt income on a fully taxable equivalent basis assuming an income tax rate of 35%. Nonaccrual loan balances are included in the average balances for loans and leases. Fees included in interest and fees on loans and leases during the first quarters of 1999 and 1998 were $4.8 million and $4.2 million, respectively.

                                                       Quarter Ended
                                             ----------------------------------
                                              March 31, 1999    March 31, 1998
                                             ----------------------------------
                                             Average  Average  Average  Average
                                             Balance    Rate   Balance    Rate
                                             ----------------------------------
                                                    (Dollars in Millions)
Assets:
 Loans and Leases:
  Commercial Lending:
   Commercial and Financial                   $3,298     8.56%  $2,849     9.26%
   Mortgage                                      427     8.68      452     9.31
   Construction                                  458     8.02      311     8.90
   Lease Financing                               267    10.45      343    11.75
                                              ---------------------------------
    Total Commercial Lending                   4,450     8.63    3,955     9.45
  Consumer Lending:
   Residential                                   399     9.18      227    10.31
   Installment                                   664    10.09      626    10.63
   Lease Financing                               546     8.44      454     7.87
                                              ---------------------------------
    Total Consumer Lending                     1,609     9.31    1,307     9.62
                                              ---------------------------------
     Total Loans and Leases                    6,059     8.81    5,262     9.49
 Investment Securities                         1,656     6.03    1,425     6.61
 Trading Account Securities                       75     5.42       37     5.49
 Federal Funds Sold and Reverse
  Repurchase Agreements                           26     4.81       29     5.48
                                              ---------------------------------
   Total Earning Assets                        7,816     8.17    6,753     8.85
 Cash and Noninterest Bearing Deposits           231               187
 Other Assets                                    647               422
                                              ------            ------
  Total Assets                                $8,694            $7,362
                                              ======            ======
Liabilities and Shareholders' Equity:
 Deposits:
  Demand Deposits                               $268     1.86     $269     2.17
  Savings Deposits                             1,337     3.64      916     4.15
  Time Deposits                                3,147     5.40    3,098     5.74
                                              ---------------------------------
   Total Deposits                              4,752     4.71    4,283     5.18
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements                       1,061     4.66      720     5.40
  Commercial Paper                               230     4.76      231     5.75
  Short-Term Notes Payable                         1     4.45        2     6.75
                                              ---------------------------------
   Total Short-Term Debt                       1,292     4.68      953     5.49
 Long-Term Debt                                  911     5.55      681     6.41
 Junior Subordinated Debentures                   99     8.88       99     8.89
                                              ---------------------------------
  Total Interest Bearing Liabilities           7,054     4.87    6,016     5.43
 Noninterest Bearing Deposits                    594               528
 Other Liabilities                               321               174
 Shareholders' Equity                            725               644
                                              ------            ------
  Total Liabilities and Shareholders' Equity  $8,694            $7,362
                                              ======            ======
Net Interest Spread                                      3.30%             3.42%
                                                         =====             =====
Net Interest Margin                                      3.78%             4.01%
                                                         =====             =====

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses was $12.9 million and $5.0 million for the first quarter of 1999 and 1998, respectively. The increase in the provision was the result of growth of the lending portfolio and higher net charge-offs, primarily in the commercial loan and lease financing areas. Provision expense for the first quarter of 1999 was provided for at this greater level in order to maintain the ratio of reserve for loan and lease losses to total loans and leases at 1.35%, the same as reported at December 31, 1998.

The following table shows the progression of the reserve for loan and lease losses and selected reserve ratios (dollars in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                      1999      1998
                                                    ------------------
Balance at Beginning of Period                       $75,907   $71,980
Provision for Loan and Lease Losses                   12,900     5,000
Loans and Leases Charged Off                         (10,995)   (7,009)
Recoveries                                             2,330     2,866
                                                    ------------------
  Balance at End of Period                           $80,142   $72,837
                                                    ==================
Reserve for Loan and Lease Losses
 as a Percent of:
  Nonperforming Loans                                 169.85%   138.10%
    Nonperforming Assets                              161.53%   124.96%
  Total Loans and Leases                                1.35%     1.38%

The following table presents the distribution of net loan charge-offs by loan type for the three-month periods ended March 31, 1999 and 1998 (dollars in thousands):

                                 Three Months Ended            Three Months Ended
                                   March 31, 1999                March 31, 1998
                            ----------------------------------------------------------
                                       Pctg of   Pctg of             Pctg of   Pctg of
                                       Average    Total              Average    Total
                               Net       Net       Net       Net       Net       Net
                             Charge-    Loans    Charge-   Charge-    Loans    Charge-
                              Offs   (annualize)  Offs      Offs   (annualize)  Offs
                            ----------------------------------------------------------
Commercial Lending:
 Commercial and Financial     $4,444      0.54%     51.3%     $410      0.06%      9.9%
 Mortgage                          -         -         -         -         -         -
 Construction                      -         -         -         -         -         -
 Lease Financing               1,364      2.04      15.7       421      0.49      10.2
                              ------               ---------------               -----
  Net Commercial Lending       5,808      0.52      67.0       831      0.08      20.1
Consumer Lending:
 Residential                     139      0.14       1.6       118      0.21       2.8
 Installment                   2,371      1.43      27.4     1,995      1.28      48.2
 Lease Financing                 347      0.25       4.0     1,199      1.06      28.9
                              ------               ---------------               -----
  Net Consumer Lending         2,857      0.71      33.0     3,312      1.01      79.9
                              ------               ---------------               -----
   Net Charge-Off's           $8,665      0.58     100.0    $4,143      0.32     100.0
                              ======               ===============               =====

Nonperforming Assets

Nonperforming assets at March 31, 1999 were $49.6 million compared to $45.3 million and $58.3 million as of December 31, 1998 and March 31, 1998, respectively. The composition of nonperforming assets over the past five quarters is provided in the following table (dollars in thousands).

                               1999                    1998
                              ------- ---------------------------------------
                               First     Fourth    Third     Second    First
                              Quarter   Quarter   Quarter   Quarter   Quarter
                              -----------------------------------------------
Nonaccrual Loans:
 Commercial Lending:
  Commercial and Financial    $33,210   $34,544   $20,719   $42,413   $32,746
  Mortgage                        335       335       335       335       335
  Construction                      -         -         -         -         -
  Lease Financing               7,162     4,002    10,732    11,862     7,046
                              -----------------------------------------------
   Total Commercial Lending    40,707    38,881    31,786    54,610    40,127
 Consumer Lending:
  Installment                       -         -         -         -         -
  Residential                   4,900     3,692     3,674     3,314     3,287
  Lease Financing                   -         -         -         -         -
                              -----------------------------------------------
   Total Consumer Lending       4,900     3,692     3,674     3,314     3,287
                              -----------------------------------------------
    Total Nonaccrual Loans     45,607    42,573    35,460    57,924    43,414

Renegotiated Loans              1,577         -     8,950     9,196     9,327
                              -----------------------------------------------
 Total Nonperforming Loans     47,184    42,573    44,410    67,120    52,741

Other Real Estate               2,430     2,735     2,211     3,321     5,546
                              -----------------------------------------------
 Total Nonperforming Assets   $49,614   $45,308   $46,621   $70,441   $58,287
                              ===============================================
Loans 90 Days Past Due
 Still Accruing               $12,364    $9,219   $13,443   $10,058   $17,109

Nonperforming Loans to
 Total Loans and Leases          0.79%     0.76%     0.78%     1.20%     1.00%
Nonperforming Assets to:
 Total Loans, Leases and
  Other Real Estate              0.84%     0.81%     0.82%     1.26%     1.11%
 Total Assets                    0.57%     0.56%     0.56%     0.90%     0.76%

Changes within nonperforming assets for 1999 include $16.5 million in additions, $7.2 million in payments and loans returned to accrual and the $5.0 million in charge-offs.

Noninterest Income

The following table details the components of noninterest income and their change for the first quarters of 1999 and 1998 (dollars in thousands):

                                           Three Months Ended
                                                 March 31,
                                           ------------------     Pctg
                                              1999      1998     Change
                                           ----------------------------
Service Charges on Deposit Accounts          $7,264    $6,412     13.3%
Other Service Charges and Fees               13,447    14,958    (10.1)
Operating Lease Income                        8,898     9,054     (1.7)
Gain on Sales of Loans and Leases            31,839    13,526    135.4
Security Gains (Losses)                          (7)    3,692   (100.2)
Other                                         3,126     2,063     51.5
                                            -----------------
 Total Noninterest Income                   $64,567   $49,705     29.9
                                            =================

Noninterest income for the first quarter of 1999 increased by $14.9 million, or 30%, from the prior year first quarter. Explanations for significant changes in noninterest income by category follow:

- Service charges on deposit accounts increased $0.9 million due primarily from pricing and volume increases of corporate and personal demand deposit accounts. Also ATM surcharges have increased due to the placement of ATMs in Wal-mart and Sam's Club stores.

- Other service charges and fees decreased $1.5 million as the first quarter of 1998 included gains on the sale of stock and stock warrants of commercial loan customers which had been received as part of the loan fee structure. Offsetting this decrease was an increase in loan servicing fees principally resulting from the 1998 nonconforming and warehouse lending loan sales and the auto sale-leaseback transactions.

- Gain on sales of loans and leases increased $18.3 million during the first quarter of 1999 as compared to the first quarter of 1998. The following table provides detail of the gain on sales recognized during the first quarters of 1999 and 1998 (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                       1999      1998
                                                    ------------------
  Gain/(Loss) Based on Cash Received:
    Equipment Lease Securitization                    $6,914        $-
    Equipment Lease Residuals                          2,642       230
    Auto Lease Sales and Terminations                  1,925       623
    Conforming Residential Loan Sales
      Servicing Released                                 873       634
    Nonconforming Whole Loan Sales                       141       169
    Credit Card Whole Loan Sales                           -     3,238
    Other Loan Sales                                      20       781
  Gain/(Loss) Based on Retained Interest
    in Securitized Asset Received:
    Nonconforming Loan Securitizations                19,324     7,851
                                                     -----------------
                                                     $31,839   $13,526
                                                     =================

  During the first quarter of 1999, $116 million of equipment leases, originated or acquired by the Information Leasing Corporation unit, were securitized and sold. This sale generated a cash gain of $6.9 million. During the first quarter of 1998, $38 million of credit cards receivables were sold servicing released resulting in a cash gain of $3.2 million.

  Nonconforming residential loans, originated or acquired by the Provident Consumer Financial Services business line, have been securitized and sold on a quarterly basis since 1996. Major characteristics of these nonconforming loans include: 85% with "B" credit grade or better; 65% with full documentation and 10% to 15% with reduced documentation; 65% have prepayment penalties; 95% are secured by first mortgages; 90% are owner occupied; and, on average, have a 75% loan-to-value ratio. Total loans securitized and sold were $515 million and $200 million in the first quarter of 1999 and 1998, respectively. Under these types of sales, gains or losses are determined based on a present value calculation of future cash flows, using the cash-out methodology, of the underlying loans, net of interest payments to security holders, loan loss and prepayment assumptions and normal servicing revenue. Interest income is recognized throughout the life of the securitization at the rate that the future cash flows have been discounted.

  The present value of these net cash flows, referred to as retained interest in securitized assets ("RISA"), are included with investment securities on the consolidated balance sheets. Components of the RISA and the underlying assumptions follow:

                                            Nonconforming      Prime
                                             Residential   Home Equity
                                            --------------------------
  Estimated Cash Flows of Underlying Loans,
   Net of Payments to Certificate Holders      $408,646        $25,933
  Less:
    Estimated Credit Loss                       (75,741)        (1,761)
    Servicing and Insurance Expense             (38,707)        (3,807)
    Discount to Present Value                   (53,746)        (3,027)
                                               -----------------------
  Carrying Value of Retained Interest in
    Securitized Assets                         $240,452        $17,338
                                               =======================

                                     Nonconforming Residential         Prime Home Equity
                                     --------------------------------- -----------------
                                     First Quarter       Weighted           Weighted
                                         1999             Average           Average
                                      Transaction   (All Transactions) (All Transactions)
                                     ---------------------------------------------------
  Assumptions Used:
    Prepayment Speed (initial)               12.70%              11.20%            11.45%
    Prepayment Speed (levels up to)          35.00               31.00             25.65
    Estimated Credit Losses:
      Annual Basis                            1.10                1.07              0.20
      Percentage of Original Balance          2.70                3.15              0.41
    Discount Rate                            12.00               11.74              9.58

  The average life, using a 35% prepayment assumption, of the nonconforming mortgage portfolio underlying the first quarter 1999 transaction is approximately 2.4 years.

  Management makes estimates and assumptions when recording noncash loan sale gains. However, management believes it is making conservative assumptions as to anticipated prepayment speeds and credit losses. No assurance can be given that the level of loan originations and acquisitions, along with a favorable interest rate market, will continue to permit the recognition of such gains on sales of loans in the future. No assurance can be given that Provident will be able to securitize and sell such loans at levels previously experienced. Provident's ability to securitize and sell such loans is mainly dependent upon outside factors over which Provident has no control, such as interest levels, the condition of markets for securitized loans, general market conditions and similar factors.

Noninterest Expense

The following table details the components of noninterest expense and their change for the first quarters of 1999 and 1998 (dollars in thousands):

                                            Three Months Ended
                                                March 31,
                                            -----------------    Pctg
                                             1999      1998     Change
                                            --------------------------
Salaries, Wages and Benefits                $34,980   $29,337     19.2%
Depreciation on Operating Lease Equipment     4,725     5,282    (10.5)
Occupancy                                     4,208     3,807     10.5
Equipment Expense                             5,302     4,231     25.3
Professional Fees                             3,635     3,973     (8.5)
Charges and Fees                              3,732     2,394     55.9
Other                                        15,715    15,607      0.7
                                            -----------------
 Total Noninterest Expense                  $72,297   $64,631     11.9
                                            =================

Noninterest expense for the first quarter of 1999 increased by $7.7 million, or 12%, from the prior year first quarter. Explanations for significant changes in noninterest income by category follow:

- Salaries, wages and benefits increased $5.6 million during the first quarter of 1999 as compared to the first quarter of 1998. The increase was due primarily to increased staffing of the Provident Consumer Financial Services business line, including the warehouse lending and loan servicing units. Total full-time equivalents remained flat as this increase was offset by reduced staffing in retail banking and discontinued businesses.

- Depreciation on operating leased equipment decrease $0.6 million primarily as a result of the securitization and sale of operating leases which had been originated by the Information Leasing
  Corporation unit.

- Equipment expense increased $1.1 million during the current period due to higher depreciation expense primarily in technology areas, branches and Provident Consumer Financial Services.

- Charges and fees increased $1.3 million for the first quarter of 1999 due principally to higher loan origination costs and credit card processing.

- Significant items within other noninterest expense for the first quarter of 1999 include data processing expense of $2.8 million, marketing expense of $1.9 million and franchise tax expense of $1.7 million.

Financial Condition

Short-Term Investments and Investment Securities

Federal funds sold and reverse repurchase agreements increased $14.0 million since December 31, 1998. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, any remainder is placed in overnight federal funds.

Trading account securities are purchased with the intention of recognizing short-term profits. These securities are carried at fair value with realized and unrealized gains and losses reported in other noninterest income. Trading account securities decreased $20.9 million since year-end 1998.

Securities purchased with the intention of being held for indefinite periods of time are classified as investment securities available for sale. These securities increased $209.8 million during 1999 as a result of the redeployment of available funds.

Loans and Leases

As of March 31, 1999 total loans and leases were $5.9 billion compared to $5.6 billion at December 31, 1998. During 1999, $515.0 million of nonconforming residential loans and $115.8 million of commercial lease financings were securitized and sold. As a result of loans and leases being sold with servicing retained, total managed loans and leases not reflected on the balance sheet grew from $3.2 million at December 31, 1998 to $3.6 billion at March 31, 1999.

The following table shows the composition of the commercial and financial loan category by industry type at March 31, 1999 (dollars in millions):

                                                             Amount on
              Type                           Amount     %   Nonaccrual
----------------------------------------------------------------------
Manufacturing                                 $725.4    22        $8.3
Service Industries                             630.3    19         3.4
Real Estate Operators/Investment               393.8    12         1.2
Retail Trade                                   274.1     8        10.5
Wholesale Trade                                273.3     8         2.6
Finance & Insurance                            240.2     7         2.6
Transportation/Utilities                       179.5     5         0.7
Construction                                   126.5     4         0.1
Automobile Dealers                             119.8     4           -
Residential Warehouse Lending                   38.3     1         0.8
Other (1)                                      343.1    10         3.0
                                            --------------------------
   Total                                    $3,344.3   100       $33.2
                                            ==========================

The composition of the commercial mortgage and construction loan categories by property type at March 31, 1999 is shown in the following table (dollars in millions):

                                                             Amount on
              Type                           Amount     %   Nonaccrual
---------------------------                  -------------------------
Office/Warehouse                              $209.1    23          $-
Shopping/Retail                                190.4    21         0.3
Residential Development                        164.9    18           -
Apartments                                     127.8    14           -
Land                                            28.0     3           -
Auto Sales and Service                          27.8     3           -
Hotels/Motels                                   18.5     2           -
Churches                                        14.4     2           -
Industrial Plants                               14.0     2           -
Health Facilities                                6.3     1           -
Other Commercial Properties                     93.8    11           -
                                              ------------------------
   Total                                      $895.0   100        $0.3
                                              ========================

Borrowed Funds

Short-term debt increased $315.4 million, or 39%, to $1.1 billion during the first three months of 1999. The increase was due primarily to the purchase of term federal funds. The federal funds purchased were used primarily to fund loans prior to their securitization.

Long-term debt decreased $128.9 million, or 14%, during the first quarter of 1999. The decrease is primarily attributable to the maturity of a $100 million Federal Home Loan Bank advance.

Capital Resources and Adequacy

Total shareholders' equity at March 31, 1999 was $712.5 million compared to $703.9 million at December 31, 1998. The change in the equity balance primarily relates to net income exceeding dividends by $24.3 million, treasury stock purchases of $8.6 million and a decrease in the market value of investment securities of $8.0 million (net of deferred income taxes).

The quarterly common dividend rate was increased from $.20 per share to $.22 per share beginning with the first quarter of 1999. It is Provident's intention to pay annual dividends of approximately 30% of net income.

In August 1998, Provident announced that it would purchase up to 1 million shares, or approximately 2.3%, of its common stock. The purchases are to be made from time-to-time in open market or in privately negotiated transactions at the discretion of management. Shares purchased pursuant to the buy-back program will be used to fund various company benefit plans and for other corporate purposes. As of March 31, 1999, Provident had purchased 801,800 shares.

The following table of ratios is important for the analysis of capital adequacy:

                                                  Three Months Ended    Year Ended
                                                    March 31, 1999   December 31, 1998
                                                  ------------------------------------
Average Shareholders' Equity to Average Assets             8.34%              8.73%
Dividend Payout to Net Earnings                           28.16              30.72
Tier 1 Leverage Ratio                                      9.14               9.00
Tier 1 Capital to Risk-Weighted Assets                     8.59               8.55
Total Risk-Based Capital To Risk-Weighted Assets          10.81              11.15

Capital expenditures planned by Provident for building improvements and furniture and equipment in 1999 are currently estimated to be approximately $21 million. Included in this amount are projected capital expenditures for the purchase of data processing hardware and software, facility renovations, branch additions/renovations and ATMs. Through March 31, 1999, approximately $3 million of these expenditures had been made.

Stock Options

Options to purchase 645,125 shares of Provident Common Stock were granted during the first three months of 1999. The options have exercise prices ranging from $34.32 to $38.25.

Off-Balance Sheet Financial Agreements

In the normal course of business, Provident uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At March 31, 1999, these off-balance sheet instruments consisted of standby letters of credit of $133 million, commitments to extend credit of $2.5 billion and interest rate swaps with a notional amount of $2.3 billion.

Liquidity

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Provident has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash, deposits with other banks, federal funds sold and trading account securities. Additional sources of liquidity include the sale of investment securities and the sale of commercial and consumer loans and leases. Another source for providing liquidity is the generation of new deposits. Provident may also borrow both short-term and long-term funds. Provident has an additional $687.5 million available for borrowing under a $1 billion bank notes program. Approximately $21 million of long-term debt is due to be repaid during the remainder of 1999.

The major source of liquidity for Provident on a parent-only basis ("the Parent") is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to the Parent at March 31, 1999 by its banking subsidiaries was approximately $210.8 million. The Parent has not received any dividends from its subsidiaries during the first three months of 1999.

At March 31, 1999 the Parent had not drawn any of its $200 million in general purpose lines of credit with unaffiliated banks. Additionally the Parent had approximately $204.7 million in cash, interest earning deposits and federal funds sold to meet its liquidity needs.

Market Risk Management

The responsibility of monitoring and managing market and liquidity risk is assigned to the Asset Liability Committee ("ALCO"). The main source of market risk is the risk of loss in the value of financial instruments that may result from the changes in interest rates. ALCO is bound to guidelines stated in the relevant policies approved by the Board of Directors.

In addition to the natural balance sheet hedges ALCO utilizes off-balance sheet instruments to manage interest rate risk. Interest rate swaps are the most widely used tools to manage interest rate risk. Provident has used off-balance sheet tools effectively for a number of years and believes it has developed the appropriate expertise and knowledge to achieve a sound interest rate risk management process.

Provident uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an instantaneous and permanent change in the pricing of all interest rate sensitive assets, liabilities and off-balance sheet financial agreements, net interest income would change by the following over the next 12-month period: 1.53% for a 100 basis point decrease; 2.95% for a 200 basis point decrease; (3.06%) for a 100 basis increase; and (6.27%) for a 200 basis point increase. . The effects of these interest rate fluctuations are considered worst case scenarios, as the analysis does not give consideration to any management of the new interest rate environment. These tests are performed on a monthly basis and the results are presented to the Board of Directors.

Year 2000 Compliance

The Year 2000 Issue arose because many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results before, during and after January 1, 2000.

Provident has been actively addressing the Year 2000 issue since 1996 as it could result in an interruption in certain normal business activities or operations. Such interruptions could materially affect Provident's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, including third party vendors and customers, Provident is unable to determine at this time whether Year 2000 failures will significantly affect Provident's results of operations, liquidity and financial condition. Steps taken by Provident are expected to significantly reduce the level of uncertainty about the Year 2000 issues. It is management's estimate that it will cost a total of $10 million to correct all of its application systems. Since inception, Provident has expensed $8.2 million for the correction of this problem. The following summarizes its Year 2000 readiness.

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

PC Applications: Provident has established a Year 2000 PC test lab for verification of PC software applications, spreadsheets and databases. As of March 31, 1999, 87% of the software has been tested to ensure Year 2000 compliance.

Environmental/Embedded Systems: Provident has solicited, and received from vendors, the Year 2000 compliance information on its environmental and other embedded systems. To assist in testing these systems within the various facilities owned or leased, Provident has secured the services of an outside provider. This project is currently on target to meet a June, 1999 deadline.

Third Party Interdependencies: Provident has solicited, and continues to monitor, the readiness of all third party interdependencies.
Testing has been completed with all of our interdependencies including our main interface, the Federal Reserve Bank, to verify our ACH, wire and daily cash settlement activity.

Vendors/Customers: Letters and questionnaires have been sent out to significant vendors and borrowers of Provident. Both vendor and customer responses will be actively monitored and updated throughout 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2 "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Market Risk Management".


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits filed:

	  Exhibit 27.1 - Financial Data Schedule for March 31, 1999

        Exhibit 27.2 - Restated Financial Data Schedule for
                       March 31, 1998

(b)  Reports on Form 8-K:

     A Form 8-K was filed January 28, 1999 reporting under Item 5 -
     Other Events.

All other items required in Part II of this form have been omitted since they are not applicable or not required.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       Provident Financial Group, Inc.
                                                 Registrant





Date:  May 17, 1999                        \s\ Christopher J. Carey
                                              Christopher J. Carey
                                          Executive Vice President and
                                             Chief Financial Officer