Form 10-Q
period 1999-06-30
PROVIDENT FINANCIAL GROUP INC
filed 1999-08-16
CIK 316770

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended	                        Commission File
June 30, 1999	                                               No. 1-8019


                     PROVIDENT FINANCIAL GROUP, INC.



Incorporated under	                                  IRS Employer I.D.
the Laws of Ohio	                                           No. 31-0982792


            One East Fourth Street, Cincinnati, Ohio  45202
                         Phone:  513-579-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X         No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, without par value, outstanding at July 30, 1999 is 43,426,163.


                 Please address all correspondence to:

                         Christopher J. Carey
         Executive Vice President and Chief Financial Officer
                   Provident Financial Group, Inc.
                       One East Fourth Street
                       Cincinnati, Ohio  45202

                     PROVIDENT FINANCIAL GROUP, INC.



                        INDEX TO QUARTERLY REPORT

                              ON FORM 10-Q



PART I. FINANCIAL INFORMATION


        ITEM 1. FINANCIAL STATEMENTS


                Consolidated Balance Sheets . . . . . . . . . . . .  3

                Consolidated Statements of Income . . . . . . . . .  4

                Consolidated Statements of Changes in
                Shareholders' Equity  . . . . . . . . . . . . . . .  5

                Consolidated Statements of Cash Flows . . . . . . .  6

                Notes to the Consolidated Financial Statements  . .  7


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . 10


        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK . . . . . . . . . . . . . . . . . 34


PART II. OTHER INFORMATION


        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS . . . . . . . . . . . . . . . . . . . . . . 34

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . 34


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)
                                                         June 30,    December 31,
                                                           1999          1998
                                                        (Unaudited)
                                                        -------------------------
                        ASSETS
Cash and Noninterest Bearing Deposits                      $227,137      $267,441
Federal Funds Sold and Reverse Repurchase Agreements         15,000        60,000
Trading Account Securities                                   15,404        50,333
Investment Securities Available for Sale
  (amortized cost - $1,688,588 and $1,528,008)            1,628,309     1,514,153
Loans and Leases (Net of Unearned Income):
  Corporate Lending:
    Commercial                                            3,505,456     3,270,675
    Mortgage                                                415,068       436,127
    Construction                                            466,113       437,563
    Lease Financing                                         320,020       243,722
  Consumer Lending:
    Instalment                                              533,225       621,357
    Residential - Held for Sale                             128,161       190,707
    Lease Financing                                         473,793       423,354
                                                         ------------------------
      Total Loans and Leases                              5,841,836     5,623,505
  Reserve for Loan and Lease Losses                         (80,122)      (75,907)
                                                         ------------------------
      Net Loans and Leases                                5,761,714     5,547,598
Leased Equipment                                            168,653       167,006
Premises and Equipment                                       81,480        78,621
Other Assets                                                594,656       449,835
                                                         ------------------------
                                                         $8,492,353    $8,134,987
                                                         ========================
         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                    $862,771      $669,840
    Interest Bearing                                      4,888,578     4,657,481
                                                         ------------------------
      Total Deposits                                      5,751,349     5,327,321
  Short-Term Debt                                           781,472       807,503
  Long-Term Debt                                            794,944       934,294
  Guaranteed Preferred Beneficial Interests in
    Company's Junior Subordinated Debentures                219,972        98,879
  Accrued Interest and Other Liabilities                    227,572       263,136
                                                         ------------------------
      Total Liabilities                                   7,775,309     7,431,133
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized,
    Series D, 70,272 Issued                                   7,000         7,000
  Common Stock, No Par Value, 110,000,000 Shares
    Authorized, 43,412,138 and 43,345,149 Issued             12,825        12,805
  Capital Surplus                                           226,357       224,745
  Retained Earnings                                         540,113       489,751
  Treasury Stock, 801,800 and 572,700 Shares                (30,070)      (21,425)
  Accumulated Other Comprehensive Income/(Loss)             (39,181)       (9,022)
                                                         ------------------------
      Total Shareholders' Equity                            717,044       703,854
                                                         ------------------------
                                                         $8,492,353    $8,134,987
                                                         ========================

See notes to consolidated financial statements.

         PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
            (In Thousands, Except Per Share Amounts)
                                              Three Months Ended    Six Months Ended
                                                   June 30,              June 30,
                                              -----------------------------------------
                                                1999       1998       1999       1998
                                              -----------------------------------------
Interest Income:
  Interest and Fees on Loans and Leases       $135,716   $127,346   $267,298   $250,488
  Interest on Investment Securities             25,669     27,009     50,257     50,166
  Other Interest Income                          1,508        944      2,813      1,831
                                              -----------------------------------------
      Total Interest Income                    162,893    155,299    320,368    302,485
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                 13,099     12,429     26,344     23,227
    Time Deposits                               42,865     42,811     84,788     86,699
                                              -----------------------------------------
      Total Interest on Deposits                55,964     55,240    111,132    109,926
  Interest on Short-Term Debt                   15,220     18,306     30,126     31,192
  Interest on Long-Term Debt                    10,822     10,761     23,293     21,533
  Interest on Junior Subordinated Debentures     2,226      2,165      4,392      4,331
                                              -----------------------------------------
      Total Interest Expense                    84,232     86,472    168,943    166,982
                                              -----------------------------------------
        Net Interest Income                     78,661     68,827    151,425    135,503
Provision for Loan and Lease Losses              8,050      5,000     20,950     10,000
                                              -----------------------------------------
  Net Interest Income After Provision
    for Loan and Lease Losses                   70,611     63,827    130,475    125,503
Noninterest Income:
  Service Charges on Deposit Accounts            7,867      6,789     15,131     13,201
  Other Service Charges and Fees                17,867     13,843     31,314     28,801
  Operating Lease Income                        10,334      9,405     19,232     18,459
  Gain on Sales of Loans and Leases             20,263     21,023     52,102     34,549
  Security Gains                                   113      2,024        106      5,716
  Other                                          2,473      3,747      5,599      5,810
                                              -----------------------------------------
    Total Noninterest Income                    58,917     56,831    123,484    106,536
Noninterest Expense:
  Salaries, Wages and Benefits                  34,417     31,569     69,397     60,906
  Depreciation on Operating Lease Equipment      5,578      5,242     10,303     10,524
  Occupancy                                      4,348      4,104      8,556      7,911
  Equipment Expense                              5,853      4,783     11,155      9,014
  Professional Fees                              4,985      4,341      8,620      8,314
  Charges and Fees                               3,437      3,607      7,169      6,001
  Other                                         16,044     17,258     31,759     32,865
                                              -----------------------------------------
    Total Noninterest Expense                   74,662     70,904    146,959    135,535
                                              -----------------------------------------
Income Before Income Taxes                      54,866     49,754    107,000     96,504
Applicable Income Taxes                         19,340     17,364     37,719     33,454
                                              -----------------------------------------
  Net Income                                   $35,526    $32,390    $69,281    $63,050
                                              =========================================
Per Common Share:
  Basic Earnings Per Share                        $.83       $.75      $1.62      $1.46
  Diluted Earnings Per Share                       .80        .72       1.56       1.40
  Cash Dividends Declared                          .22        .20        .44        .40

See notes to consolidated financial statements.

         PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (Unaudited)
                          (In Thousands)

                                                         Retained
                                                         Earnings
                                                         Including
                                                        Reserve for            Accumulated
                                                        Retirement                Other
                           Preferred  Common   Capital  of Capital  Treasury  Comprehensive           Comprehensive
                             Stock    Stock    Surplus  Securities    Stock   Income/(Loss)    Total     Income
                           ----------------------------------------------------------------------------------------
Balance at January 1, 1998   $7,000  $12,482  $196,617    $410,107        $-           $135  $626,341

 Net Income                                                 63,050                             63,050      $63,050
 Dividends Paid on:
  Preferred Stock                                             (395)                              (395)
  Common Stock                                             (17,203)                           (17,203)
 Exercise of Stock Options               262    21,924                                         22,186
 Change in Unrealized
  Gains (Losses) on
  Marketable Securities                                                              (1,826)   (1,826)      (1,826)
                             -------------------------------------------------------------------------------------
Balance at June 30, 1998     $7,000  $12,744  $218,541    $455,559        $-        ($1,691) $692,153      $61,224
                             =====================================================================================


Balance at January 1, 1999   $7,000  $12,805  $224,745    $489,751  ($21,425)       ($9,022) $703,854

 Net Income                                                 69,281                             69,281      $69,281
 Dividends Paid on:
  Preferred Stock                                             (435)                              (435)
  Common Stock                                             (18,484)                           (18,484)
 Exercise of Stock Options                20     1,481                                          1,501
 Purchase of Treasury Stock                                           (8,645)                  (8,645)
 Distribution of Contingent
  Shares for Prior Year
  Acquisition                                      131                                            131
 Change in Unrealized
  Gains (Losses) on
  Marketable Securities                                                             (30,159)  (30,159)     (30,159)
                             -------------------------------------------------------------------------------------
Balance at June 30, 1999     $7,000  $12,825  $226,357    $540,113  ($30,070)      ($39,181) $717,044      $39,122
                             =====================================================================================

See notes to consolidated financial statements.

         PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                          (In Thousands)
                                                                Six Months Ended June 30,
                                                              ----------------------------
                                                                  1999              1998
                                                              ----------------------------
Operating Activities:
  Net Income                                                     $69,281           $63,050
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                         20,950            10,000
      Amortization of Goodwill                                       799               869
      Other Amortization and Accretion                           (39,866)          (42,339)
      Depreciation of Leased Equipment and
        Premises and Equipment                                    19,983            17,713
      Realized Investment Security Gains                            (106)           (5,716)
      Proceeds from Sale of Loans Held for Sale                1,144,663           575,951
      Origination of Loans Held for Sale                      (1,080,492)         (559,619)
      Realized Gains on Residential Loans Held for Sale          (35,321)          (22,038)
      Realized Gains on Sale of Other Loans and Leases           (16,781)          (12,511)
      (Increase) Decrease in Trading Account Securities           34,929           (59,794)
      Increase in Interest Receivable                             (5,104)           (1,166)
      Increase in Receivables Due From Securitization Trusts    (133,904)          (48,007)
      Decrease in Other Assets                                    93,400            76,109
      Increase (Decrease) in Interest Payable                     (1,906)              163
      Decrease in Other Liabilities                              (52,211)          (21,932)
                                                              ----------------------------
        Net Cash Provided By (Used In) Operating Activities       18,314           (29,267)
                                                              ----------------------------
Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                          261,460         1,646,600
    Proceeds from Maturities and Prepayments                     111,995           429,261
    Purchases                                                   (492,629)       (2,191,914)
  Proceeds from Sale-Leaseback Transaction                       386,839                 -
  Net Increase in Loans and Leases                              (696,764)         (531,491)
  Net Increase in Operating Lease Equipment                      (11,949)          (19,345)
  Net Increase in Premises and Equipment                         (12,540)          (17,010)
                                                              ----------------------------
    Net Cash Used In Investing Activities                       (453,588)         (683,899)
                                                              ----------------------------
Financing Activities:
  Net Increase in Deposits of Securitization Trusts              133,904            48,007
  Net Increase in Deposits                                       290,124            37,544
  Net Increase (Decrease) in Short-Term Debt                     (26,031)          629,532
  Principal Payments on Long-Term Debt                          (143,195)          (38,245)
  Proceeds From Issuance of Long-Term Debt and
    Company's Junior Subordinated Debentures                     121,100            15,040
  Cash Dividends Paid                                            (18,919)          (17,598)
  Purchase of Treasury Stock                                      (8,645)                -
  Proceeds from Exercise of Stock Options                          1,501            22,186
  Net Increase in Other Equity Items                                 131                 -
                                                              ----------------------------
    Net Cash Provided By Financing Activities                    349,970           696,466
                                                              ----------------------------
      Decrease in Cash and Cash Equivalents                      (85,304)          (16,700)
  Cash and Cash Equivalents at Beginning of Period               327,441           276,241
                                                              ----------------------------
    Cash and Cash Equivalents at End of Period                  $242,137          $259,541
                                                              ============================
Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                    $170,850          $166,044
    Income Taxes                                                  24,968            22,202
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to
      Other Real Estate                                            1,653               932
    Residual Interest in Securitized Assets Created from
      the Sale of Loans (net of estimated credit losses)          96,748            42,384

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

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

                                                   Three Months Ended  Six Months Ended
                                                         June 30,            June 30,
                                                   --------------------------------------
                                                     1999      1998      1999      1998
                                                   --------------------------------------
Basic:
  Net Income                                        $35,526   $32,390   $69,281   $63,050
  Less Preferred Stock Dividends                       (218)     (198)     (435)     (395)
                                                    -------------------------------------
   Income Available to Common Shareholders           35,308    32,192    68,846    62,655

   Weighted-Average Common Shares Outstanding        42,593    43,018    42,622    42,818
                                                    -------------------------------------
  Basic Earnings Per Share                            $0.83     $0.75     $1.62     $1.46
                                                    =====================================
Diluted:
  Net Income                                        $35,526   $32,390   $69,281   $63,050

  Weighted-Average Common Shares Outstanding         42,593    43,018    42,622    42,818
  Assumed Conversion of:
    Convertible Preferred Stock                         988       988       988       988
    Dilutive Stock Options (Treasury Stock Method)      861     1,159       820     1,189
                                                    -------------------------------------
  Dilutive Potential Common Shares                   44,442    45,165    44,430    44,995
                                                    -------------------------------------
  Diluted Earnings Per Share                          $0.80     $0.72     $1.56     $1.40
                                                    =====================================

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SPECIAL CHARGES AND EXIT COSTS

In connection with its effort to improve upon the efficiency of its operations, Provident incurred pre-tax special charges and exit costs of $22 million during the fourth quarter of 1998. These expenses consisted of a reengineering project, known as the Performance Optimization Project, which is expected to enable Provident to undertake new revenue generating initiatives without significantly increasing expenses, and the discontinuance of operations of its MeritValu and Free Market Partner business units.

No changes have been made to the original estimated special charges and exit costs. All activity during 1999 related to cash payments for severance benefits and professional fees. As of June 30, 1999, a $3.9 million liability balance remained, relating primarily to future severance payments.

NOTE 4. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

During 1996, Provident established Provident Capital Trust I. Capital Trust I issued $100 million of preferred Capital Securities to the public and $3.1 million of common to Provident. Proceeds from the issuance of the capital securities were invested in Provident's 8.60% Junior Subordinated Debentures, due 2026.

Similarly, Provident formed Provident Capital Trust II during the second quarter of 1999. Capital Trust II issued $125 million of preferred Capital Securities to the public and $3.9 million of common to Provident. Proceeds from the issuance of the capital securities were invested in Provident's 8.75% Junior Subordinated Debentures, due 2029.

Provident fully guarantees the Capital Securities. The sole assets (excluding interest receivable on the Debentures, prepaid expenses and receivables) of Capital Trust I and II are the Debentures.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  RESTRICTED ASSETS

Provident formed the subsidiaries listed below to account for and support the process of transferring, securitizing and/or selling of vehicle and equipment leases. These subsidiaries are separate legal entities and each maintains books and records with respect to its assets and liabilities. The assets of these subsidiaries, which are included in the consolidated financial statements, are not available to secure financing or otherwise satisfy claims of creditors of Provident or any of its other subsidiaries.

The subsidiaries and their total assets as of June 30, 1999 follow (in thousands):

                Subsidiary                       Total Assets
-------------------------------------------------------------
Provident Auto Leasing Company                     $583,578
Provident Auto Rental Corp. 1998-1                   20,110
Provident Auto Rental Corp. 1998-2                   24,522
Provident Auto Rental Company, LLP 1999-PRU          57,733
Provident Lease Receivables Corporation              29,719

NOTE 6.  LINE OF BUSINESS REPORTING

Selected information is included in the following table for Provident's three major lines of business (in millions):

                              Total Revenue      Net Income       Average Assets
                             ---------------------------------------------------
                              1999     1998     1999     1998     1999     1998
                             ---------------------------------------------------
Three Months Ended June 30:
  Corporate Banking           $56.4    $61.2    $18.4    $24.1   $4,308   $3,778
  Retail Banking               52.3     44.0      8.9      3.5    1,720    1,454
  Provident Consumer
   Financial Services          27.0     18.4      8.4      4.4      576      442
  Other                         1.9      2.1     (0.2)     0.4    2,308    2,056
                             ---------------------------------------------------
                             $137.6   $125.7    $35.5    $32.4   $8,912   $7,730
                             ===================================================
Six Months Ended June 30:
  Corporate Banking          $114.9   $118.1    $41.4    $46.2   $4,225   $3,794
  Retail Banking               99.2     83.8     13.2      6.1    1,660    1,415
  Provident Consumer
   Financial Services          57.1     33.2     18.2      7.5      600      397
  Other                         3.7      6.9     (3.5)     3.3    2,311    1,939
                             ---------------------------------------------------
                             $274.9   $242.0    $69.3    $63.1   $8,796   $7,545
                             ===================================================

Descriptions of these business lines along with variance analyses are included in "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Business Lines".

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the anticipated economic scenario which could materially change anticipated credit quality trends, the ability to generate loans and leases, the ability to securitize loans and leases and the spreads realized on securitizations; significant cost, delay in, or inability to execute strategic initiatives designed to grow revenues and/or manage expenses; the ability to achieve the cost reductions and revenue enhancements anticipated from the Performance Optimization Project; consummation of significant business combinations or divestitures; unforeseen business risks related to Year 2000 computer system issues; and significant changes in accounting, tax, or regulatory practices or requirements and factors noted in connection with forward looking statements. Forward-looking statements speak only as of the date made. Provident undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Results of Operations

Summary

The following table summarizes earnings components, earnings per share and key financial ratios (dollars in thousands except per share data):

                                 Three Months Ended            Six Months Ended
                                      June 30,                      June 30,
                            ---------------------------------------------------------
                             1999      1998    % Change    1999      1998    % Change
                            ---------------------------------------------------------
Net Interest Income         $78,661   $68,827        14% $151,425  $135,503        12%
Noninterest Income           58,917    56,831         4   123,484   106,536        16
Total Revenue               137,578   125,658         9   274,909   242,039        14
Provision for Loan
 and Lease Losses             8,050     5,000        61    20,950    10,000       110
Noninterest Expense          74,662    70,904         5   146,959   135,535         8
Net Income                   35,526    32,390        10    69,281    63,050        10
Diluted Earnings per Share     0.80      0.72        11      1.56      1.40        11
Return on Average Equity      19.62%    19.22%              19.12%    19.14%
Return on Average Assets       1.59%     1.68%               1.58%     1.67%
Efficiency Ratio              54.30%    57.32%              53.46%    57.31%

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Earnings per share increased 11% to $.80 during the current quarter, versus $.72 reported during the same period in 1998. For the six months ended June 30, 1999, earnings per share was $1.56 compared to $1.40 reported in 1998. The increase in earnings per share for both the quarter and the year to date periods was due to strong revenue growth as well as continued emphasis on expense control.

Total revenue (net interest income plus noninterest income) increased 9% during the second quarter of 1999 over the comparable period in 1998. Net interest income increased by $9.8 million, or 14%, as a result of strong growth in the lending portfolio. Noninterest income increased $2.1 million, or 4%, primarily due to additional fees received in the areas of loan servicing, deposit account, ATM, credit card and trust which was partially offset by a decrease in security gains.

Total revenue for the six months ended June 30, 1999 increased 14% over the same period in 1998. The increase during this period was a result of increased fees recognized from loan servicing, deposit account, ATM, credit card and trust, and gains recognized on the sale of loans and leases which was partially offset by a decrease in security gains.

Total average assets for the first half of 1999 grew $1.3 billion, or 17%, as compared to the first half of 1998. The increase was primarily in the lending portfolio, which experienced a growth of approximately $750 million in average assets during this time period. In addition, loans and leases, which had been sold with servicing retained, increased from $1.7 billion at June 30, 1998 to $4.5 billion at June 30, 1999.

Noninterest expense was $74.7 million for the second quarter of 1999 as compared to $70.9 million for the same period in 1998. For the first six months of 1999 and 1998, noninterest expense was $147.0 million and $135.5 million, respectively. The ratio of noninterest expense to tax equivalent revenue ("efficiency ratio") was 54.30% for the second quarter of 1999 compared to 57.32% for the second quarter of 1998. For the first six months of 1999 and 1998, the efficiency ratio was 53.46% and 57.31%, respectively. For purposes of calculating the efficiency ratio, tax equivalent revenue excludes security gains or losses.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The improvement in the 1999 efficiency ratios was a result of higher revenues and increased control of expenses. During 1998, management took specific steps to slow the growth of expenses. First, a reengineering project, referred to as the Performance Optimization Project ("POP"), was initiated with areas being identified where productivity could be improved. Implementation of the POP process began at the end of 1998 with cost savings expected to occur during 1999 and the first half of the year 2000. Second, those business units where the prospect for future revenue growth did not justify current operating losses were terminated. Operating expenses (noninterest expense less unusual and significant expenses) reported in the second quarter of 1999 increased only $3.8 million, or 5%, from that reported in the second quarter of 1998. For the six months ended June 30, 1999, operating expenses increased $11.4 million, or 8%, from the comparable period in 1998.

Business Lines

The following table summarizes total revenue, net income and average assets by major lines of business for the three-month and six-month periods ending June 30, 1999 and 1998 (dollars in millions):

                          Three Months Ended         Six Months Ended
                               June 30,                   June 30,
                       ---------------------------------------------------
                        1999     1998    Change    1999     1998    Change
                       ---------------------------------------------------
Total Revenue:
  Corporate Banking     $56.4    $61.2       -8%  $114.9   $118.1       -3%
  Retail Banking         52.3     44.0       19     99.2     83.8       18
  Provident Consumer
   Financial Services    27.0     18.4       47     57.1     33.2       72
  Other                   1.9      2.1      (10)     3.7      6.9      (46)
                       ---------------            ---------------
                       $137.6   $125.7        9   $274.9   $242.0       14
                       ===============            ===============
Net Income:
  Corporate Banking     $18.4    $24.1      -24%   $41.4    $46.2      -10%
  Retail Banking          8.9      3.5      154     13.2      6.1      116
  Provident Consumer
   Financial Services     8.4      4.4       91     18.2      7.5      143
  Other                  (0.2)     0.4     (150)    (3.5)     3.3     (206)
                       ---------------            ---------------
                        $35.5    $32.4       10    $69.3    $63.1       10
                       ===============            ===============
Average Assets:
  Corporate Banking    $4,308   $3,778       14%  $4,225   $3,794       11%
  Retail Banking        1,720    1,454       18    1,660    1,415       17
  Provident Consumer
   Financial Services     576      442       30      600      397       51
  Other                 2,308    2,056       12    2,311    1,939       19
                       ---------------            ---------------
                       $8,912   $7,730       15   $8,796   $7,545       17
                       ===============            ===============

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS


Business line descriptions and fluctuation analysis follows:

- Corporate Banking provides lending products and services to its corporate customers. This business line includes the Commercial Banking, Provident Capital Corp., Commercial Mortgage, Information Leasing Corporation and Provident Commercial Group business units. Corporate Banking constitutes 60% of the first six months of 1999 net income for Provident. Net income for the three months ended June 30, 1999 was $18.4 million compared to $24.1 million for same period in 1998. For the six months ended June 30, 1999, net income decreased by $4.8 million. Net income decreased as a result of four activities. Warrant gains recognized during the first half of 1998 exceeded those recognized in 1999 by approximately $12 million. These warrants had been acquired as part of the lending fee structure established with customers. In addition, cash gains recognized from the sale of equipment lease residuals during the first six months of 1998 exceeded those recognized during 1999 by $1.5 million. Other explanations for the decrease in net income include lower equipment leasing revenue resulting from the securitization and sale of equipment leases in prior periods, and start-up costs of Provident Capital Funding, a fee based commercial real estate loan originator for unaffiliated loan syndicators. Provident Capital Funding began originating loans in June 1999.

  Corporate Banking has been able to continue to expand their business. Average assets for the three-month and six-month periods ending June 30, 1999 increased 14% and 11%, respectively, over the comparable periods in 1998. This growth came despite the sale of equipment leases totaling $326 million during the past 12 months. The growth in average assets came primarily from the origination of commercial loans.

- Retail Banking provides consumer lending, deposit accounts, trust, brokerage and investment products and services to its customers. This business line includes both the Consumer Lending and Consumer Banking business units. Net income for the three-month and six-month periods ending June 30, 1999 increased 154% and 116%, respectively, over the comparable periods in 1998. The increased profits during 1999 were driven by a variety of factors. First, auto lease production grew significantly as Provident expanded regionally. Average auto lease balances for the six months ended June 30, 1999 increased $185 million, or 39%, compared to the same time period in 1998. Direct and indirect instalment loans and leases experienced a significant improvement in credit quality. Net charge-offs declined from .99% of average net loans and leases in the first six months of 1998 to .75% in 1999. Total managed loans and leases for Retail Banking grew approximately $818 million, or 47%, since June 30, 1998.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

  Retail Banking also benefited from higher levels of deposits during the current year. Average core deposits for the second quarter of 1999 grew by 10% since the second quarter of 1998 and 22%
  (annualized) since the fourth quarter of 1998, with significant contribution coming from the Florida franchise.

  Noninterest income increased $9.9 million during the first half of 1999 as compared to the same period in 1998. During the second quarter of 1999, credit card loans of $185 million were securitized, realizing a gain of $3.3 million. Additional factors that contributed to higher net income in 1999 include higher fees in the areas of loan servicing, brokerage, fund management and trust. Combined, these revenues increased approximately $4.1 million during the first six months of 1999 as compared to the same period in 1998.

- Provident Consumer Financial Services originates conforming and nonconforming residential loans to consumers and short-term financing to mortgage originators and brokers. Net income for Consumer Financial Services increased $4.0 million during the second quarter of 1999 as compared to the same quarter in 1998. Net income through the first six months of 1999 increased $10.7 million as compared to the same time period in 1998 due primarily to strong nonconforming loan production in 1999. Due to industry consolidation, the competitive environment in the nonconforming mortgage arena has improved, resulting in more rational pricing. The interest rate environment characterized by moderate rate increases is favorable for performance of nonconforming loans, as prepayment speeds slow on existing loans without adversely affecting consumer demand for the product. Industry consolidation has allowed Provident to expand its volume during 1999. During the second quarter of 1999, Consumer Financial Services securitized and sold nonconforming loans totaling $515 million resulting in the recognition of a $14.4 million gain, a gain to loans sold ratio of 2.79%. During the second quarter of 1998, $235 million of loans were securitized and sold resulting in a $10.7 million gain, a gain to loans sold ratio of 4.57%. The lower gain to loans sold ratio from second quarter 1998 to second quarter 1999 was due primarily to more conservative assumptions and higher funding costs. Revenues also increased due to growth in loan servicing fees from $1.7 million in the first half of 1998 to $8.4 million in the first half of 1999. Operating expenses increased during 1999 due primarily to increased staffing associated with the higher volume of loans being generated and serviced by this business unit.

Other includes income and expenses not allocated to the primary business lines, interest on the investment portfolio and gain on the sale of certain assets, primarily investment securities.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Net Interest Income

Net interest income for the six months ended June 30, 1999, increased $15.9 million compared to the first six months of 1998. Interest income rose $17.9 million for the first six months ended June 30, 1999 compared to the first six months of 1998. The increase in interest income was primarily due to an increase in average earning assets of $950 million, or 14%. This increase was partially offset by a 59 basis point decrease in the average yield on earning assets from 8.76% to 8.17%. The largest portion of the increase in average earning assets from the first half of 1998 to the first half of 1999 occurred in the average balance of commercial loans. Interest expense for the six months ended June 30, 1999, increased by $2.0 million from the first six months of 1998, due principally to a 14% increase in total interest bearing liabilities partially offset by a 60 basis point decrease in the rate paid on liabilities. The increase in interest bearing liabilities was principally due to a $528 million increase in interest bearing deposits, primarily savings accounts and time certificates, along with a $158 million increase in average federal funds purchased and securities sold under agreements to repurchase. The decrease in the rate paid on interest bearing liabilities was primarily a function of the declining interest rate environment.

Net Interest Margin

Net interest margin represents net interest income as a percentage of total interest earning assets. For the second quarter of 1999, the net interest margin, on a tax-equivalent basis, was 3.94% compared to 3.85% for the same period in 1998. This increase resulted from the changes in rates and volumes of earning assets and the corresponding funding sources. The yield on interest earning assets for the second quarter decreased 47 basis points, while the yield on interest bearing liabilities decreased 65 basis points. The following table details the components of the change in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three-month and six-month periods ended June 30, 1999 and 1998.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

                                      Three Months Ended              Six Months Ended
                               ---------------------------------------------------------------
                                June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                               ---------------------------------------------------------------
                               Average Average Average Average Average Average Average Average
                               Balance  Rate   Balance  Rate   Balance  Rate   Balance  Rate
                               ---------------------------------------------------------------
                                                    (Dollars in Millions)
Assets:
 Loans and Leases:
  Corporate Lending:
   Commercial                  $3,411    8.72% $3,049    9.37% $3,355    8.64% $2,949    9.32%
   Mortgage                       415    8.61     443    9.08     421    8.65     447    9.20
   Construction                   475    7.95     333    8.92     466    7.98     322    8.91
   Lease Financing                264    9.38     352   11.64     266    9.91     348   11.69
                               --------------------------------------------------------------
    Total Corporate Lending     4,565    8.67   4,177    9.50   4,508    8.65   4,066    9.48
  Consumer Lending:
   Residential                    341   10.47     212    7.59     370    9.78     220    8.99
   Installment                    533   10.05     625    9.62     598   10.07     625   10.12
   Lease Financing                762    7.82     486    7.87     654    8.08     470    7.87
                               --------------------------------------------------------------
    Total Consumer Lending      1,636    9.10   1,323    8.65   1,622    9.20   1,315    9.13
                               --------------------------------------------------------------
     Total Loans and Leases     6,201    8.78   5,500    9.29   6,130    8.80   5,381    9.39
 Investment Securities          1,704    6.04   1,607    6.75   1,680    6.04   1,516    6.68
 Trading Account Securities        84    5.79      58    5.55      79    5.62      47    5.53
 Federal Funds Sold and Reverse
  Repurchase Agreements            25    4.88      11    5.61      25    4.84      20    5.51
                               --------------------------------------------------------------
   Total Earning Assets         8,014    8.16   7,176    8.63   7,914    8.17   6,964    8.76
 Cash and Noninterest
  Bearing Deposits                229             188             230             187
 Other Assets                     669             366             652             395
                               ------          ------          ------          ------
  Total Assets                 $8,912          $7,730          $8,796          $7,546
                               ======          ======          ======          ======
Liabilities and
 Shareholders' Equity:
 Deposits:
  Demand Deposits                $283    1.85    $268    2.20    $275    1.85    $269    2.18
  Savings Deposits              1,241    3.81   1,023    4.29   1,289    3.73     970    4.22
  Time Deposits                 3,367    5.11   3,011    5.70   3,258    5.25   3,055    5.72
                               --------------------------------------------------------------
   Total Deposits               4,891    4.59   4,302    5.15   4,822    4.65   4,294    5.16
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements        1,066    4.79   1,090    5.56   1,064    4.73     906    5.50
  Commercial Paper                206    4.81     221    5.77     218    4.78     226    5.76
  Short-Term Notes Payable          1    4.82       2    5.35       1    4.63       2    6.05
                               --------------------------------------------------------------
   Total Short-Term Debt        1,273    4.79   1,313    5.59   1,283    4.73   1,134    5.55
 Long-Term Debt                   800    5.43     676    6.39     855    5.49     678    6.40
 Junior Subordinated Debentures   103    8.68      99    8.79     101    8.78      99    8.84
                               --------------------------------------------------------------
  Total Interest Bearing
   Liabilities                  7,067    4.78   6,390    5.43   7,061    4.83   6,205    5.43
 Noninterest Bearing Deposits     814             534             705             531
 Other Liabilities                307             132             305             151
 Shareholders' Equity             724             674             725             659
                               ------          ------          ------          ------
  Total Liabilities and
   Shareholders' Equity        $8,912          $7,730          $8,796          $7,546
                               ======          ======          ======          ======
Net Interest Spread                      3.38%           3.20%           3.34%           3.33%
                                         =====           =====           =====           =====
Net Interest Margin                      3.94%           3.85%           3.86%           3.93%
                                         =====           =====           =====           =====

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS


Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses was $21.0 million and $10.0 million for the first six months of 1999 and 1998, respectively. The increase in the provision was the result of growth in the lending portfolio, higher net charge-offs, and management's decision to raise the ratio of reserve for loan and lease losses to total loans and leases.

The following table shows the progression of the reserve for loan and lease losses and selected reserve ratios (dollars in thousands):

                                     Three Months Ended  Six Months Ended
                                           June 30,           June 30,
                                     ------------------------------------
                                       1999      1998      1999     1998
                                     ------------------------------------
Balance at Beginning of Period        $80,142   $72,837  $75,907  $71,980
Provision for Loan and Lease Losses     8,050     5,000   20,950   10,000
Loans and Leases Charged Off          (11,370)   (5,850) (22,365) (12,859)
Recoveries                              3,300     3,485    5,630    6,351
                                      -----------------------------------
  Balance at End of Period            $80,122   $75,472  $80,122  $75,472
                                      ===================================
Reserve for Loan and Lease Losses
 as a Percent of:
  Nonperforming Loans                  140.82%   112.44%
  Nonperforming Assets                 134.40%   107.14%
  Total Loans and Leases                 1.37%     1.35%

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The following tables present the distribution of net loan charge-offs by loan type for the three-month and six-month periods ended June 30, 1999 and 1998 (dollars in thousands):

                              Three Months Ended            Three Months Ended
                                 June 30, 1999                 June 30, 1998
                          ---------------------------------------------------------
                                   Pctg of   Pctg of             Pctg of   Pctg of
                                    Average    Total              Average    Total
                            Net       Net       Net       Net       Net       Net
                          Charge-    Loans    Charge-   Charge-    Loans    Charge-
                            Offs   (annualize   Offs      Offs   (annualize   Offs
                          ---------------------------------------------------------
Corporate Lending:
 Commercial                $4,698      0.55%     58.2%     $593      0.08%     25.1%
 Mortgage                       -       -           -    (1,229)    (1.11)    (52.0)
 Construction                   -       -           -         -       -           -
 Lease Financing            1,293      1.96      16.0       612      0.70      25.9
                           ------               -----    ------               -----
  Net Corporate Lending     5,991      0.53      74.2       (24)      -        (1.0)
Consumer Lending:
 Residential                   63      0.07       0.8       (33)    (0.06)     (1.4)
 Installment                1,502      1.13      18.6     1,720      1.10      72.7
 Lease Financing              514      0.27       6.4       702      0.58      29.7
                           ------               -----    ------               -----
  Net Consumer Lending      2,079      0.51      25.8     2,389      0.72     101.0
                           ------               -----    ------               -----
   Net Charge-Off's        $8,070      0.53     100.0    $2,365      0.17     100.0
                           ======               =====    ======               =====

                                 Six Months Ended              Six Months Ended
                                   June 30, 1999                 June 30, 1998
                          ---------------------------------------------------------
                                    Pctg of   Pctg of             Pctg of   Pctg of
                                    Average    Total              Average    Total
                            Net       Net       Net       Net       Net       Net
                          Charge-    Loans    Charge-   Charge-    Loans    Charge-
                            Offs   (annualize   Offs      Offs   (annualize   Offs
                          ---------------------------------------------------------
Corporate Lending:
 Commercial                $9,142      0.55%     54.7%   $1,003      0.07%     15.4%
 Mortgage                       -       -           -    (1,229)    (0.55)    (18.9)
 Construction                   -       -           -         -       -           -
 Lease Financing            2,657      2.00      15.9     1,033      0.59      15.9
                          -------               -----    ------               -----
  Net Corporate Lending    11,799      0.52      70.6       807      0.04      12.4
Consumer Lending:
 Residential                  202      0.11       1.2        85      0.08       1.3
 Installment                3,873      1.29      23.1     3,715      1.19      57.1
 Lease Financing              861      0.26       5.1     1,901      0.81      29.2
                          -------               -----    ------               -----
Net Consumer Lending        4,936      0.61      29.4     5,701      0.87      87.6
                          -------               -----    ------               -----
Net Charge-Off's          $16,735      0.55     100.0    $6,508      0.25     100.0
                          =======               =====    ======               =====

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Nonperforming Assets

Nonperforming assets at June 30, 1999 were $59.6 million compared to $45.3 million and $70.4 million as of December 31, 1998 and June 30, 1998, respectively. The composition of nonperforming assets over the past five quarters is provided in the following table (dollars in thousands).

                                    1999                      1998
                              -----------------------------------------------
                               Second    First     Fourth    Third     Second
                              Quarter   Quarter   Quarter   Quarter   Quarter
                              -----------------------------------------------
Nonaccrual Loans:
 Corporate Lending:
  Commercial                  $41,828   $33,210   $34,544   $20,719   $42,413
  Mortgage                        335       335       335       335       335
  Construction                      -         -         -         -         -
  Lease Financing               6,724     7,162     4,002    10,732    11,862
                              -----------------------------------------------
   Total Corporate Lending     48,887    40,707    38,881    31,786    54,610
 Consumer Lending:
  Installment                       -         -         -         -         -
  Residential                   6,446     4,900     3,692     3,674     3,314
  Lease Financing                   -         -         -         -         -
                              -----------------------------------------------
   Total Consumer Lending       6,446     4,900     3,692     3,674     3,314
                              -----------------------------------------------
    Total Nonaccrual Loans     55,333    45,607    42,573    35,460    57,924

Renegotiated Loans              1,565     1,577         -     8,950     9,196
                              -----------------------------------------------
 Total Nonperforming Loans     56,898    47,184    42,573    44,410    67,120

Other Real Estate               2,717     2,430     2,735     2,211     3,321
                              -----------------------------------------------
 Total Nonperforming Assets   $59,615   $49,614   $45,308   $46,621   $70,441
                              ===============================================
Loans 90 Days Past Due
 Still Accruing               $23,280   $12,364    $9,219   $13,443   $10,058

Nonperforming Loans to
 Total Loans and Leases          0.97%     0.79%     0.76%     0.78%     1.20%
Nonperforming Assets to:
 Total Loans, Leases and
  Other Real Estate              1.02%     0.84%     0.81%     0.82%     1.26%
 Total Assets                    0.70%     0.57%     0.56%     0.56%     0.90%

The increase in nonperforming assets since December 31, 1998, has been primarily the result of adding six corporate loans and leases to nonaccrual totaling $16.9 million.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Noninterest Income

The following table details the components of noninterest income and their change for the second quarter and first six-month periods of 1999 and 1998 (dollars in thousands):

                                    Three Months Ended          Six Months Ended
                                         June 30,                   June 30,
                                    -----------------   Pctg   ------------------   Pctg
                                     1999      1998    Change    1999      1998    Change
                                    -----------------------------------------------------
Service Charges on Deposit Accounts  $7,867    $6,789    15.9%  $15,131   $13,201    14.6%
Other Service Charges and Fees       17,867    13,843    29.1    31,314    28,801     8.7
Operating Lease Income               10,334     9,405     9.9    19,232    18,459     4.2
Gain on Sales of Loans and Leases    20,263    21,023    (3.6)   52,102    34,549    50.8
Security Gains                          113     2,024   (94.4)      106     5,716   (98.1)
Other                                 2,473     3,747   (34.0)    5,599     5,810    (3.6)
                                    -----------------          ------------------
 Total Noninterest Income           $58,917   $56,831     3.7  $123,484  $106,536    15.9
                                    =================          ==================

Noninterest income for the three-month and six-month periods ended June 30, 1999 increased by $2.1 million and $16.9 million, respectively, over the comparable periods in 1998. Explanations for significant changes in noninterest income by category follow:

- Service charges on deposit accounts increased $1.1 million and $1.9 million in the quarterly and six-month comparisons. The increases for both periods were a result of pricing and volume increases on corporate and personal demand deposit accounts. Also ATM surcharges have risen due to the placement of ATMs in Wal-mart and Sam's Club stores.

- Other service charges and fees increased $4.0 million and $2.5 million in the quarterly and six-month comparisons. The higher revenue was primarily due to increases in loan servicing fees, from the nonconforming, warehouse lending and auto sale-leaseback securitization transactions, credit card fees and trust fees. Offsetting these higher fees were reduced stock and warrant gains, which had been received as part of certain loan fee structures.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

- Gain on sales of loans and leases decreased $.8 million during the second quarter of 1999 as compared to the second quarter of 1998, but increased $17.6 million during the first half of 1999 as compared to the first half of 1998. The following table provides detail of the gain on sales recognized during the second quarter and first six month periods of 1999 and 1998 (in thousands):

                                               Three Months Ended    Six Months Ended
                                                    June 30,             June 30,
                                               --------------------------------------
                                                  1999      1998      1999      1998
                                               --------------------------------------
  Cash Gains -- Lease Terminations:
    Equipment Lease Residual Sales               $1,019    $4,979    $3,661    $5,209
    Auto Lease Sales and Terminations               700     2,765     2,625     3,388
                                                -------------------------------------
                                                  1,719     7,744     6,286     8,597
                                                -------------------------------------
  Cash Gains -- Loan and Lease Sales:
    Equipment Lease Securitization                    -         -     6,914         -
    Conforming Residential Whole Loan Sales         576     1,474     1,449     2,108
    Nonconforming Residential Whole Loan Sales        -        75       141       244
    Credit Card Whole Loan Sales                      -       247         -     3,485
    Other Loan Sales                                301       744       321     1,525
                                                -------------------------------------
                                                    877     2,540     8,825     7,362
                                                -------------------------------------
  Non-cash Gains -- Loan and Lease Sales:
    Nonconforming Residential Loan
      Securitizations                            14,372    10,739    33,696    18,590
    Credit Card Loan Securitizations              3,295         -     3,295         -
                                                -------------------------------------
                                                 17,667    10,739    36,991    18,590
                                                -------------------------------------
                                                $20,263   $21,023   $52,102   $34,549
                                                =====================================

Significant loan and lease sales occurring in 1999 and 1998 follow:

- During the first six months of 1999, $1.0 billion of nonconforming residential loans were securitized and sold resulting in non-cash gains of $33.7 million, a gain to loans sold ratio of 3.27%. During the first six months of 1998, $435 million of nonconforming residential loans were sold producing non-cash gains of $18.6 million, a gain to loans sold ratio of 4.27%. The lower gain to loans sold ratio for 1999 was due primarily to more conservative assumptions and higher funding costs.
- Credit card receivables of $185.0 million were securitized and sold in the second quarter of 1999, generating a non-cash gain of $3.3 million.
- Equipment leases totaling $115.0 million were sold during the first quarter of 1999, resulting in a cash gain of $6.9 million.
- A cash gain of $3.2 million was recognized on $38.3 million of credit card whole loan sales during the first quarter of 1998.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Nonconforming residential loans, originated or acquired by the Provident Consumer Financial Services business line, have been securitized and sold on a quarterly basis since 1996. Major characteristics of these nonconforming loans include: 60% with "A" credit grade and 25% with "B" credit grade; 65% with full documentation and 10% with reduced documentation; 65% have prepayment penalties; 95% are secured by first mortgages; 90% are owner occupied; and, on average, have a 78% loan-to-value ratio.

Loan sales through securitizations permit Provident to enhance operating profits, provide for immediate cash flows to fund additional loan originations, and provide for future cash flows generated by the interest payment differentials between interest paid by the borrowers and remitted to the investors. Total loans securitized and sold were $515 million and $235 million in the second quarter of 1999 and 1998, respectively. The methodology used by Provident to calculate gains on sale of these securities follow:

1) An amortization schedule is created for the loan portfolio based on each loan's maturity, rate and balance.
2) The amortization schedule is adjusted using a prepayment speed curve. The prepayment curve estimates the actual timing of principal payments by mortgage borrowers.
3) The net spread is calculated on the loan portfolio by taking the cash inflows (loan portfolio yield and prepayment penalties) and reducing it by the cash outflows (bond yield paid to investors, servicing fees and other fees). Prepayments reduce the average life of the portfolio, which in turn reduces the net spread collected by Provident.
4) The present value of the net spread is calculated by applying a discount rate indicative of the risk associated with the transaction.
   - In traditional credit enhancement structures, the net spread is used to create excess collateral as credit support. In these transactions, cash flow to Provident is delayed until the target over-collateralization is met and cash is released. This delay in cash receipts reduces the present value.
   - Beginning with the March 1998 securitization, Provident has provided credit enhancement in the form of a cash reserve account. Therefore Provident does not experience delays in cash receipts. The spread is not subordinated to the losses. Losses are paid directly from the cash reserve account instead of reducing the net spread. In addition the cash reserve account is placed in a noninterest bearing checking account at Provident, whereby no cash outlay is experienced in the funding of the account.
5) The gain is calculated by taking the present value of the net spread and reducing it by the present value of the expected credit losses, underwriting expenses, accounting and legal fees and deferred expenses paid to originate the loans.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The present value of these net cash flows, referred to as retained interest in securitized assets ("RISA"), are included with investment securities on the consolidated balance sheets. Components of the RISA and the underlying assumptions follow:

                                                    Nonconforming      Prime
                                                     Residential    Home Equity
                                                    ---------------------------
Estimated Cash Flows of Underlying Loans,
 Net of Payments to Certificate Holders               $405,844        $25,667
Less:
  Estimated Credit Loss                                (29,091)        (1,761)
  Servicing and Insurance Expense                      (43,238)        (3,349)
  Discount to Present Value                            (60,921)        (2,618)
                                                      -----------------------
Carrying Value of Retained Interest in
  Securitized Assets                                  $272,594        $17,939
                                                      =======================

                                        Nonconforming Residential      Prime Home Equity
                                    -----------------------------------------------------
                                    Second Quarter      Weighted            Weighted
                                        1999             Average             Average
                                      Transaction   (All Transactions) (All Transactions)
                                    -----------------------------------------------------
Assumptions Used:
 Prepayment Speed (1):
  Initial Rate                              13.50%              11.60%             11.45%
  Peak Rate                                 35.00%              31.30%             25.65%
   Calculated Weighted Average Life
    of the Loan Portfolios              2.4 Years           2.8 Years          2.1 Years
 Estimated Credit Losses (2):
  Annual Basis                               1.10%               1.07%              0.20%
  Percentage of Original Balance             2.70%               3.15%              0.41%
 Discount Rate (3)                          12.00%              11.78%              9.58%

(1) Provident applies an annual prepayment model that adjusts the monthly speeds to account for declining loan balances. This approach is a conservative approach and results in higher assumptions for prepaid cash flow and lower gains when compared with a monthly unadjusted prepayment curve. Provident uses a prepayment curve that applies a 10%
    prepayment rate to new loans (higher for seasoned loans) and ramps up to 35% after 12 months. Provident continues to use the 35% prepayment rate for the remainder of the portfolio life.

(2) Provident applies a cumulative static pool approach to credit losses. Higher prepayment speeds and shorter average lives do not alter the cumulative credit loss assumption. As a result, higher prepayment speeds increase the annualized losses.

(3) Since March 1998, Provident's securitizations have utilized a structure that results in immediate cash flow to Provident. There is no delay that would cause a mismatch between the actual timing of cash flows and the discount methodology.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

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

Noninterest Expense

The following table details the components of noninterest expense and their change for the second quarter and first six-month periods of 1999 and 1998 (dollars in thousands):

                                  Three Months Ended           Six Months Ended
                                       June 30,                    June 30,
                                  ------------------   Pctg   ------------------   Pctg
                                    1999      1998    Change    1999      1998    Change
                                  ------------------------------------------------------
Salaries, Wages and Benefits       $34,417   $31,569     9.0%  $69,397   $60,906    13.9%
Depreciation on
 Operating Lease Equipment           5,578     5,242     6.4    10,303    10,524    (2.1)
Occupancy                            4,348     4,104     5.9     8,556     7,911     8.2
Equipment Expense                    5,853     4,783    22.4    11,155     9,014    23.8
Professional Fees                    4,985     4,341    14.8     8,620     8,314     3.7
Charges and Fees                     3,437     3,607    (4.7)    7,169     6,001    19.5
Other                               16,044    17,258    (7.0)   31,759    32,865    (3.4)
                                   -----------------          ------------------
 Total Noninterest Expense         $74,662   $70,904     5.3  $146,959  $135,535     8.4
                                   =================          ==================

Noninterest expense for the three-month and six-month periods ended June 30, 1999 increased 5.3% and 8.4%, respectively, over the comparable periods in 1998. This follows increases of 31.6% and 29.2% when comparing the three-month and six-month periods ended June 30, 1998 over the comparable periods in 1997. The decline in the growth rate of noninterest expenses is principally the result of the Performance Optimization Project and the discontinuing of operations of the MeritValu and Free Market Partner business units.

Explanations for significant changes in noninterest expense between the three-month and six-month period in 1999 and 1998 follow:

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

- Salaries, wages and benefits increased $2.8 million and $8.5 million in the quarterly and six-month comparisons. The increase for the quarterly comparison was due primarily to increased staffing of the Corporate Banking business line combined with increases in performance based incentives and benefit plan expenses. The increase noted for the six-month comparison was due primarily for the reasons stated in the quarterly comparison along with additional staffing for Provident Consumer Financial Services. Offsetting these staffing increases were reductions in staffing from retail banking and discontinued businesses. Total full-time equivalent employees as of June 30, 1999 and 1998 were 2,546 and 2,541, respectively.

- Equipment expense increased $1.1 million during the current period and $2.1 million for the six-month period due to higher depreciation expense primarily in technology areas, branches, ATMs and Provident Consumer Financial Services.

- Professional fees increased $.6 million in the quarterly comparison due principally to higher legal expenses related to lending activities, temporary employment fees and fees related to credit card operations.

- Charges and fees increased $1.2 million for the first six months of 1999 due primarily to higher loan origination costs and credit card processing charges.

- Significant items within other noninterest expense for the second quarter and first half of 1999 include marketing expense of $2.4 million and $4.3 million, respectively, data processing expense of $1.3 million and $4.0 million, respectively, and franchise tax expense of $2.1 million and $3.7 million, respectively.


Financial Condition

Short-Term Investments and Investment Securities

Federal funds sold and reverse repurchase agreements decreased $45.0 million since December 31, 1998. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, any remainder is placed in overnight federal funds.

Trading account securities are purchased with the intention of recognizing short-term profits. These securities are carried at fair value with realized and unrealized gains and losses reported in other noninterest income. Trading account securities decreased from $50.3 million at December 31, 1998 to $15.4 million at June 30, 1999.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Securities purchased with the intention of being held for indefinite periods of time are classified as investment securities available for sale. These securities increased $114.2 million during 1999 of which $74.8 million was a result of the change in the RISA balances. A discussion of RISAs is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest Income.

Loans and Leases

As of June 30, 1999 total loans and leases were $5.8 billion compared to $5.6 billion at December 31, 1998. During the first six months of 1999, $1.0 billion of nonconforming residential loans, $386.8 million of auto leases, $185.0 million of credit card loans and $115.8 million of corporate lease financings were securitized and sold. As a result of loans and leases being sold with servicing retained, total managed loans and leases not reflected on the balance sheet grew from $3.2 billion at December 31, 1998 to $4.5 billion at June 30, 1999.

The following table shows the composition of the commercial loan category by industry type at June 30, 1999 (dollars in millions):

                                                    Amount on
              Type                  Amount     %   Nonaccrual
-------------------------------------------------------------
Manufacturing                        $756.4    22       $14.0
Service Industries                    718.5    21        10.5
Real Estate Operators/Investment      387.6    11         0.7
Finance & Insurance                   299.2     9           -
Retail Trade                          296.7     8         9.7
Wholesale Trade                       256.2     7         2.0
Transportation/Utilities              198.3     6         0.7
Construction                          141.8     4         0.9
Automobile Dealers                    120.2     3           -
Residential Warehouse Lending           9.4     -         1.2
Other                                 321.2     9         2.1
                                   --------------------------
   Total                           $3,505.5   100       $41.8
                                   ==========================

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS


The composition of the commercial mortgage and construction loan categories by property type at June 30, 1999 is shown in the following table (dollars in millions):

                                                    Amount on
              Type                  Amount     %   Nonaccrual
-------------------------------------------------------------
Office/Warehouse                     $191.5    22          $-
Shopping/Retail                       183.1    21         0.3
Residential Development               174.4    20           -
Apartments                            107.1    12           -
Land                                   37.0     4           -
Hotels/Motels                          27.9     3           -
Auto Sales and Service                 27.7     3           -
Churches                               14.3     2           -
Industrial Plants                      13.7     1           -
Health Facilities                       7.0     1           -
Other Commercial Properties            97.5    11           -
                                     ------------------------
   Total                             $881.2   100        $0.3
                                     ========================

The following table shows the composition of the instalment loan category by loan type at June 30, 1999 (dollars in millions):

              Type                  Amount     %
-------------------------------------------------
Indirect Instalment                  $291.4    55
Home Equity                            62.6    12
Credit Card                            60.2    11
Direct Instalment                      55.9    10
Credit Lines                           43.4     8
Other Consumer Loans                   19.7     4
                                     ------------
   Total                             $533.2   100
                                     ============

Other Assets

Other assets increased $144.8 million, or 32% since December 31, 1998. The increase is due primarily to the increase in receivables due from securitization trusts. Since March 1998, Provident has provided for credit enhancements to its securitizations in the form of cash reserve accounts that are funded prior to closing. The cash reserve accounts are deposited at Provident. Credit losses are paid directly from the cash reserve accounts. Any remaining funds not used to cover such losses are returned to Provident at the termination of the securitization. Receivables due from securitizations, net of expected losses, were $215.1 million and $106.8 million as of June 30, 1999 and December 31, 1998, respectively.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Deposits

Noninterest bearing deposits increased $192.9 million, or 29%, during the first six months of 1999. As noted above, the cash reserve accounts, used as credit enhancements for its securitizations, are deposited in noninterest bearing checking accounts at Provident. As of June 30, 1999 and December 31, 1998, these cash reserve accounts totaled $267.3 million and $131.6 million, respectively.

Interest bearing deposits increased $231.1 million to $4,888.6 million during the first six months of 1999. Retail certificates of deposit contributed significantly to this growth.

Borrowed Funds

Short-term debt decreased $26.0 million, or 3%, to $781.5 million during the first six months of 1999. The decrease was due to a $46.5 million decrease in commercial paper more than offsetting the $20.5 million increase in federal funds purchased and repurchase agreements.

Long-term debt decreased $139.4 million, or 15%, during the first six months of 1999. The decrease is primarily attributable to the maturity of a $100 million Federal Home Loan Bank advance.

During the second quarter of 1999, Provident established Provident Capital Trust II. Capital Trust II issued capital securities of $125 million of preferred stock to the public and $3.9 million of common stock to Provident. Proceeds from the issuance of the capital securities were invested in Provident's 8.75% junior subordinated debentures, due 2029.

Capital Resources and Adequacy

Total shareholders' equity at June 30, 1999 was $717.0 million compared to $703.9 million at December 31, 1998. The change in the equity balance primarily relates to net income exceeding dividends by $50.4 million, treasury stock purchases of $8.6 million and a decrease in the market value of investment securities classified as available for sale of $30.2 million (net of deferred income taxes).

The quarterly common dividend rate was increased from $.20 per share to $.22 per share beginning with the first quarter of 1999. It is Provident's intention to pay annual dividends of approximately 30% of net income.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

In August 1998, Provident announced that it would purchase up to 1 million shares, or approximately 2.3%, of its common stock. The purchases were to be made from time-to-time in open market or in privately negotiated transactions at the discretion of management. Shares purchased pursuant to the buy-back program were used to fund various company benefit plans and for other corporate purposes. The buyback plan was subsequently cancelled in August, 1999. Total shares purchased under the buy-back program were 801,800 shares.

The following table of ratios is important for the analysis of capital adequacy:

                                                Six Months Ended     Year Ended
                                                 June 30, 1999     December 31, 1998
                                                ------------------------------------
Average Shareholders' Equity to Average Assets             8.13%              8.73%
Dividend Payout to Net Earnings                           27.31              30.72
Tier 1 Leverage Ratio                                     10.32               9.00
Tier 1 Capital to Risk-Weighted Assets                     9.75               8.55
Total Risk-Based Capital To Risk-Weighted Assets          11.87              11.15

Capital expenditures planned by Provident for building improvements and furniture and equipment in 1999 are currently estimated to be approximately $21 million. Included in this amount are projected capital expenditures for the purchase of data processing hardware and software, facility renovations, branch additions/renovations and ATMs. Through June 30, 1999, approximately $13 million of these expenditures had been made.

Stock Options

Options to purchase 704,625 shares of Provident Common Stock were granted during the first six months of 1999. The options have exercise prices ranging from $34.32 to $44.44.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Off-Balance Sheet Managed Assets

Provident generally retains the servicing of the loans and leases it securitizes and/or sells. As a result, a significant level of assets is serviced by Provident, which do not appear on its balance sheet. These off-balance sheet assets were primarily responsible for the generation of $6.0 million and $1.4 million in loan servicing fees during the second quarter of 1999 and 1998, respectively. The following table provides a summary of these managed assets (in thousands):

                                            June 30
                                    -----------------------
                                        1999         1998
                                    -----------------------
Residential Mortgage Loans          $2,444,272   $1,258,975
Auto Leases                            985,517      314,068
Warehouse Lending                      327,900            -
Home Equity Loans                      265,026      173,806
Equipment Leases                       253,857            -
Credit Card Lending                    185,000            -
                                    -----------------------
                                    $4,461,572   $1,746,849
                                    =======================

Off-Balance Sheet Financial Agreements

In the normal course of business, Provident uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At June 30, 1999, these off-balance sheet instruments consisted of standby letters of credit of $138 million, commitments to extend credit of $2.6 billion and interest rate swaps with a notional amount of $2.8 billion.

Liquidity

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Provident has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash, deposits with other banks, federal funds sold and trading account securities. Additional sources of liquidity include the sale of investment securities and the sale of corporate and consumer loans and leases. Another source for providing liquidity is the generation of new deposits. Provident may also borrow both short-term and long-term funds. Provident has an additional $687.5 million available for borrowing under a $1 billion bank notes program. The $1 billion bank notes program was increased to $1.5 billion in July 1999. Approximately $10.5 million of long-term debt is due to be repaid during the remainder of 1999.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The major source of liquidity for Provident on a parent-only basis ("the Parent") is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to the Parent at June 30, 1999 by its banking subsidiaries was approximately $247.4 million. The Parent has not received any dividends from its subsidiaries during the first six months of 1999.

At June 30, 1999 the Parent had not drawn any of its $200 million in general purpose lines of credit with unaffiliated banks. Additionally the Parent had approximately $94.2 million in cash, interest earning deposits and federal funds sold to meet its liquidity needs.

Subsequent Events

On August 3, 1999, Provident announced the signing of a definitive agreement to acquire OHSL Financial Corp. ("OHSL") and its subsidiaries in a merger transaction. OHSL has approximately $284 million in assets and operates six full-service banking offices in Cincinnati, Ohio. This transaction will be accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed will be recorded at estimated fair value. Under terms of the agreement, OHSL shareholders will receive shares of Provident common stock having an approximate value of $57 million. This transaction is expected to be consummated during the fourth quarter of 1999.

On August 16, 1999, Provident announced the signing of a definitive agreement to acquire Fidelity Financial of Ohio, Inc. and its subsidiaries in a merger transaction. Fidelity Financial has approximately $808 million in assets and operates fifteen full-service banking offices in the greater Cincinnati, Ohio area. This transaction will be accounted for as a pooling-of-interests, and accordingly, the assets acquired and liabilities assumed will be recorded at their historical value. Under terms of the agreement, Fidelity Financial shareholders will receive shares of Provident common stock having an approximate value of $192 million. This transaction is expected to be consummated late in the fourth quarter of 1999 or early in the first quarter of 2000.

Market Risk Management

The responsibility of monitoring and managing market and liquidity risk is assigned to the Asset Liability Committee ("ALCO"). The main source of market risk is the risk of loss in the value of financial instruments that may result from the changes in interest rates. ALCO is bound to guidelines stated in the relevant policies approved by the Board of Directors.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

In addition to the natural balance sheet hedges, ALCO utilizes off-balance sheet instruments to manage interest rate risk on and off its balance sheet. Interest rate swaps are the most widely used tools to manage interest rate risk. Provident has used off-balance sheet tools effectively for a number of years and believes it has developed the appropriate expertise and knowledge to achieve a sound interest rate risk management process.

Provident uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an instantaneous and permanent change in the pricing of all interest rate sensitive assets, liabilities and off-balance sheet financial agreements, net interest income would change by the following over the next 12-month period: increase 3.74% for a 100 basis point decrease; increase 7.22% for a 200 basis point decrease; decrease 4.59% for a 100 basis increase; and decrease 9.49% for a 200 basis point increase. The effects of these interest rate fluctuations are considered worst case scenarios, as the analysis does not give consideration to any management of the new interest rate environment. These tests are performed on a monthly basis and the results, which are in compliance with policy, are presented to the Board of Directors.

Year 2000 Compliance

The Year 2000 Issue arose because many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results before, during and after January 1, 2000.

Provident has been actively addressing the Year 2000 issue since 1996 as it could result in an interruption in certain normal business activities or operations. Such interruptions could materially affect Provident's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, including third party vendors and customers, Provident is unable to determine at this time whether Year 2000 failures will significantly affect Provident's results of operations, liquidity and financial condition. Steps taken by Provident have significantly reduced the level of uncertainty about the Year 2000 issues. The total cost of the Year 2000 project is estimated at $10 million. During 1999, Provident expensed $2.3 million, and since inception $8.7 million, for the correction of this problem. The following summarizes its Year 2000 readiness.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Mainframe Applications: Provident has completed the Year 2000 code remediation and implemented the changes into production. Additionally, all third-party upgrades required to ensure Year 2000 compliance have been installed. Provident has performed future date testing at an application level throughout the conversion and upgrade process. In addition, an integrated systems Millennium Verification Test was executed offsite in the fourth quarter of 1998. Provident has established a logical partition (LPAR) to allow for continued production verification tests that include third-party and corporate customer interfaces.

PC Applications: In early 1997, Provident established a Year 2000 PC test lab for date simulation verification of PC software applications, spreadsheets and databases. As of June 30, 1999, Provident successfully upgraded where necessary, and tested, nearly 200 pieces of software and all mission critical spreadsheets and databases. Provident will continue to test all new software purchased and vendor upgrades received throughout the remainder of 1999.

Environmental/Embedded Systems: Provident has solicited, and received from vendors, the Year 2000 compliance information on its environmental and other embedded systems. As of June 30, 1999, testing and any required upgrades to meet Year 2000 Compliance have been completed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2 "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Market Risk Management".


                     PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Registrant's annual meeting of shareholders was held on May 20, 1999. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and the following matters were voted upon and approved by the shareholders as indicated below.

                                           Votes        Votes
                                            For        Against    Abstentions
                                        -------------------------------------
Election of the following directors:
(a)Jack M. Cook                         38,683,649       19,460        37,387
(b)Thomas D. Grote, Jr.                 38,687,691       19,460        33,345
(c)Robert L. Hoverson                   38,685,746       19,441        35,309
(d)Philip R. Myers                      38,686,513       19,460        34,523
(e)Joseph A. Pedoto                     38,687,945       11,306        41,245
(f)Sidney A. Peerless                   38,661,916       18,124        60,456
(g)Joseph A. Steger                     38,676,907       19,460        44,129


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits filed:

	 Exhibit 27.1 - Financial Data Schedule for June 30, 1999

       Exhibit 27.2 - Restated Financial Data Schedule for
                      June 30, 1998

(b)  Reports on Form 8-K:

     A Form 8-K was filed June 25, 1999 reporting under Item 5 - Other
     Events.

All other items required in Part II of this form have been omitted since they are not applicable or not required.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       Provident Financial Group, Inc.
                                       -------------------------------
	                                           Registrant





Date:  August 13, 1999	                  \s\ Christopher J. Carey
                                       -------------------------------
                                             Christopher J. Carey
                                         Executive Vice President and
                                            Chief Financial Officer