Form 10-Q
period 1999-09-30
PROVIDENT FINANCIAL GROUP INC
filed 1999-11-15
CIK 316770

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File
September 30, 1999                                               No. 1-8019


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

                       Yes    X         No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, without par value, outstanding at October 29, 1999 is 42,680,758.


                  Please address all correspondence to:

                         Christopher J. Carey
          Executive Vice President and Chief Financial Officer
                    Provident Financial Group, Inc.
                         One East Fourth Street
                        Cincinnati, Ohio  45202

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES



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


        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK . . . . . . . . . . . . . . . . . 36


PART II. OTHER INFORMATION


        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . 36


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

                   PART I.  FINANCIAL INFORMATION
                   ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                 PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                       September 30,  December 31,
                                                           1999           1998
                                                        (Unaudited)
                                                       ------------   -----------
                        ASSETS
Cash and Noninterest Bearing Deposits                      $244,300      $267,441
Federal Funds Sold and Reverse Repurchase Agreements        140,625        60,000
Trading Account Securities                                   57,683        50,333
Investment Securities Available for Sale
  (amortized cost - $1,777,791 and $1,528,008)            1,710,022     1,514,153
Loans and Leases (Net of Unearned Income):
  Corporate Lending:
    Commercial                                            3,700,765     3,270,675
    Mortgage                                                416,064       436,127
    Construction                                            511,064       437,563
    Lease Financing                                         244,658       243,722
  Consumer Lending:
    Instalment                                              447,040       621,357
    Residential - Held for Sale                             156,766       190,707
    Lease Financing                                         418,221       423,354
                                                         ----------    ----------
      Total Loans and Leases                              5,894,578     5,623,505
  Reserve for Loan and Lease Losses                         (84,569)      (75,907)
                                                         ----------    ----------
      Net Loans and Leases                                5,810,009     5,547,598
Leased Equipment                                            189,975       167,006
Premises and Equipment                                       83,907        78,621
Other Assets                                                755,306       449,835
                                                         ----------    ----------
                                                         $8,991,827    $8,134,987
                                                         ==========    ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest Bearing                                  $1,010,958      $669,840
    Interest Bearing                                      5,319,969     4,657,481
                                                         ----------    ----------
      Total Deposits                                      6,330,927     5,327,321
  Short-Term Debt                                           655,916       807,503
  Long-Term Debt                                            794,633       934,294
  Guaranteed Preferred Beneficial Interests in
    Company's Junior Subordinated Debentures                220,021        98,879
  Accrued Interest and Other Liabilities                    248,528       263,136
                                                         ----------    ----------
      Total Liabilities                                   8,250,025     7,431,133
Shareholders' Equity:
  Preferred Stock, 5,000,000 Shares Authorized,
    Series D, 70,272 Issued                                   7,000         7,000
  Common Stock, No Par Value, 110,000,000 Shares
    Authorized, 43,473,745 and 43,345,149 Issued             12,843        12,805
  Capital Surplus                                           228,296       224,745
  Retained Earnings                                         567,783       489,751
  Treasury Stock, 801,800 and 572,700 Shares                (30,070)      (21,425)
  Accumulated Other Comprehensive Income/(Loss)             (44,050)       (9,022)
                                                         ----------    ----------
      Total Shareholders' Equity                            741,802       703,854
                                                         ----------    ----------
                                                         $8,991,827    $8,134,987
                                                         ==========    ==========

See notes to consolidated financial statements.

                   PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                      (In Thousands, Except Per Share Amounts)
                                             Three Months Ended    Nine Months Ended
                                                September 30,        September 30,
                                             --------------------  --------------------
                                                1999       1998       1999       1998
                                             ---------  ---------  ---------  ---------
Interest Income:
  Interest and Fees on Loans and Leases       $143,906   $138,310   $411,204   $388,798
  Interest on Investment Securities             26,086     24,185     76,343     74,351
  Other Interest Income                            666      3,257      3,479      5,088
                                              --------   --------   --------   --------
      Total Interest Income                    170,658    165,752    491,026    468,237
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                 14,011     13,375     40,355     36,602
    Time Deposits                               47,588     42,538    132,376    129,237
                                              --------   --------   --------   --------
      Total Interest on Deposits                61,599     55,913    172,731    165,839
  Interest on Short-Term Debt                   14,826     22,355     44,952     53,547
  Interest on Long-Term Debt                    11,151     10,841     34,444     32,374
  Interest on Junior Subordinated Debentures     4,524      2,166      8,916      6,497
                                              --------   --------   --------   --------
      Total Interest Expense                    92,100     91,275    261,043    258,257
                                              --------   --------   --------   --------
        Net Interest Income                     78,558     74,477    229,983    209,980
Provision for Loan and Lease Losses             16,435      9,500     37,385     19,500
                                              --------   --------   --------   --------
  Net Interest Income After Provision
    for Loan and Lease Losses                   62,123     64,977    192,598    190,480
Noninterest Income:
  Service Charges on Deposit Accounts            8,197      6,878     23,328     20,079
  Other Service Charges and Fees                17,294     11,211     50,064     31,033
  Operating Lease Income                        10,328      9,487     29,560     27,946
  Warrant Gains                                  7,978          -      9,147     12,367
  Gain on Sales of Loans and Leases             28,096     23,134     73,912     49,086
  Security Gains/(Losses)                         (107)     4,061         (1)     9,777
  Other                                          3,947      1,957     13,207     12,976
                                              --------   --------   --------   --------
    Total Noninterest Income                    75,733     56,728    199,217    163,264
Noninterest Expense:
  Salaries, Wages and Benefits                  38,225     31,493    107,622     92,399
  Depreciation on Operating Lease Equipment      6,183      5,503     16,486     16,027
  Occupancy                                      4,400      4,628     12,956     12,539
  Equipment Expense                              5,834      5,755     16,989     14,769
  Professional Fees                              5,910      4,958     14,530     13,272
  Charges and Fees                               3,527      4,008     10,696     10,009
  Other                                         16,310     14,610     48,069     47,475
                                              --------   --------   --------   --------
    Total Noninterest Expense                   80,389     70,955    227,348    206,490
                                              --------   --------   --------   --------
Income Before Income Taxes                      57,467     50,750    164,467    147,254
Applicable Income Taxes                         20,253     17,730     57,972     51,184
                                              --------   --------   --------   --------
  Net Income                                   $37,214    $33,020   $106,495    $96,070
                                              ========   ========   ========   ========
Per Common Share:
  Basic Earnings Per Share                        $.87       $.76      $2.48      $2.22
  Diluted Earnings Per Share                       .84        .73       2.40       2.13
  Cash Dividends Declared                          .22        .20        .66        .60

See notes to consolidated financial statements.

                                  PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                     (Unaudited)
                                                   (In Thousands)
                                                            Retained
                                                            Earnings
                                                            Including
                                                           Reserve for            Accumulated
                                                           Retirement                Other
                              Preferred  Common   Capital  of Capital  Treasury  Comprehensive           Comprehensive
                                Stock    Stock    Surplus  Securities    Stock   Income/(Loss)    Total     Income
                              --------- -------  --------  ----------  --------  -------------  -------- -------------
Balance at January 1, 1998      $7,000  $12,482  $196,617    $410,107        $-           $135  $626,341

 Net Income                                                    96,070                             96,070      $96,070
 Dividends Paid on:
  Preferred Stock                                                (593)                              (593)
  Common Stock                                                (25,852)                           (25,852)
 Exercise of Stock Options                  291    24,348                                         24,639
 Purchase of Treasury Stock                                             (10,850)                 (10,850)
 Change in Unrealized
  Gains (Losses) on
  Marketable Securities                                                                  5,337     5,337        5,337
 Realization of Deferred
  Tax Benefit                                         286                                            286          286
                                ------  -------  --------    --------  ---------      --------  --------     --------
Balance at September 30, 1998   $7,000  $12,773  $221,251    $479,732  ($10,850)        $5,472  $715,378     $101,693
                                ======  =======  ========    ========  =========      ========  ========     ========

Balance at January 1, 1999      $7,000  $12,805  $224,745    $489,751  ($21,425)       ($9,022) $703,854

 Net Income                                                   106,495                            106,495     $106,495
 Dividends Paid on:
  Preferred Stock                                                (653)                              (653)
  Common Stock                                                (27,810)                           (27,810)
 Exercise of Stock Options                   38     2,938                                          2,976
 Purchase of Treasury Stock                                              (8,645)                  (8,645)
 Distribution of Contingent
  Shares for Prior Year
  Acquisition                                         131                                            131
 Change in Unrealized
  Gains (Losses) on
  Marketable Securities                                                                (35,028)  (35,028)     (35,028)
 Realization of Deferred
  Tax Benefit                                         482                                            482          482
                                ------  -------  --------    --------  ---------      --------  --------     --------
Balance at September 30, 1999   $7,000  $12,843  $228,296    $567,783  ($30,070)      ($44,050) $741,802      $71,949
                                ======  =======  ========    ========  =========      ========  ========     ========

See notes to consolidated financial statements.

                          PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                           (In Thousands)
                                                            Nine Months Ended September 30,
                                                            ------------------------------
                                                                 1999              1998
                                                             -----------         ---------
Operating Activities:
  Net Income                                                    $106,495           $96,070
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                         37,385            19,500
      Amortization of Goodwill                                     1,165             1,279
      Other Amortization and Accretion                           (13,365)          (11,107)
      Depreciation of Leased Equipment and
        Premises and Equipment                                    31,303            28,177
      Realized Investment Security (Gains) Losses                      1            (9,777)
      Proceeds from Sale of Loans Held for Sale                1,768,599           908,362
      Origination of Loans Held for Sale                      (1,732,915)         (903,069)
      Realized Gains on Residential Loans Held for Sale          (52,430)          (30,405)
      (Increase) Decrease in Net Trading Account Securities       15,078            (8,736)
      Increase in Interest Receivable                            (19,612)           (5,664)
      Increase in Other Assets                                    (8,520)          (84,692)
      Increase in Interest Payable                                 2,205             9,228
      Increase (Decrease) in Other Liabilities                   (54,882)           87,702
                                                              ----------        ----------
        Net Cash Provided By Operating Activities                 80,507            96,868
                                                              ----------        ----------
Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                          290,371         3,056,006
    Proceeds from Maturities and Prepayments                     175,863           550,077
    Purchases                                                   (541,813)       (3,773,460)
  Increase in Receivables Due From Securitization Trusts        (230,988)          (79,946)
  Proceeds from Sale-Leaseback Transaction                       671,880           170,600
  Net Increase in Loans and Leases                            (1,100,732)         (855,564)
  Net Increase in Operating Lease Equipment                      (39,454)          (47,689)
  Net Increase in Premises and Equipment                         (20,104)          (22,400)
                                                              ----------        ----------
    Net Cash Used In Investing Activities                       (794,977)       (1,002,376)
                                                              ----------        ----------
Financing Activities:
  Net Increase in Deposits of Securitization Trusts              214,410            77,300
  Net Increase in Deposits                                       789,196           328,802
  Net Increase (Decrease) in Short-Term Debt                    (174,015)          276,308
  Principal Payments on Long-Term Debt                          (145,236)          (43,244)
  Proceeds From Issuance of Long-Term Debt and
    Company's Junior Subordinated Debentures                     121,118           240,711
  Cash Dividends Paid                                            (28,463)          (26,445)
  Purchase of Treasury Stock                                      (8,645)          (10,850)
  Proceeds from Exercise of Stock Options                          2,976            24,639
  Net Increase in Other Equity Items                                 613               286
                                                              ----------        ----------
    Net Cash Provided By Financing Activities                    771,954           867,507
                                                              ----------        ----------
      Increase (Decrease) in Cash and Cash Equivalents            57,484           (38,001)
  Cash and Cash Equivalents at Beginning of Period               327,441           276,241
                                                              ----------        ----------
    Cash and Cash Equivalents at End of Period                  $384,925          $238,240
                                                              ==========        ==========
Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                    $258,838          $249,030
    Income Taxes                                                  43,258            22,465
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to
      Other Real Estate                                            3,631             1,596
    Residual Interest in Securitized Assets Created from
      the Sale of Loans                                          155,240            67,361

See notes to consolidated financial statements.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION
------------------------------

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

NOTE 2.  EARNINGS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

                                                   Three Months Ended   Nine Months Ended
                                                      September 30,       September 30,
                                                   ------------------   -----------------
                                                     1999      1998      1999      1998
                                                    -------   -------  --------   -------
Basic:
  Net Income                                        $37,214   $33,020  $106,495   $96,070
  Less Preferred Stock Dividends                       (218)     (198)     (653)     (593)
                                                    -------   -------  --------   -------
   Income Available to Common Shareholders           36,996    32,822   105,842    95,477

   Weighted-Average Common Shares Outstanding        42,637    43,097    42,627    42,912
                                                    -------   -------  --------   -------
  Basic Earnings Per Share                            $0.87     $0.76     $2.48     $2.22
                                                    =======   =======  ========   =======
Diluted:
  Net Income                                        $37,214   $33,020  $106,495   $96,070

  Weighted-Average Common Shares Outstanding         42,637    43,097    42,627    42,912
  Assumed Conversion of:
    Convertible Preferred Stock                         988       988       988       988
    Dilutive Stock Options (Treasury Stock Method)      845       951       828     1,109
                                                    -------   -------  --------   -------
  Dilutive Potential Common Shares                   44,470    45,036    44,443    45,009
                                                    -------   -------  --------   -------
  Diluted Earnings Per Share                          $0.84     $0.73     $2.40     $2.13
                                                    =======   =======  ========   =======

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SPECIAL CHARGES AND EXIT COSTS
---------------------------------------

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

No changes have been made to the original estimated special charges and exit costs. All activity during 1999 related to cash payments for severance benefits and professional fees. As of September 30, 1999, a $3.4 million liability balance remained, relating primarily to future severance payments.

NOTE 4.  GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR
----------------------------------------------------------------------
SUBORDINATED DEBENTURES
-----------------------

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

Provident fully guarantees the Capital Securities. The sole assets of Capital Trust I and II are the Debentures.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  RESTRICTED ASSETS
--------------------------

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

The subsidiaries and their total assets as of September 30, 1999 follow (in thousands):

                    Subsidiary                       Total Assets
    -------------------------------------------      ------------
    Provident Auto Leasing Company                     $544,374
    Provident Auto Rental Corp. 1998-1                   26,472
    Provident Auto Rental Corp. 1998-2                   24,980
    Provident Auto Rental Company, LLP 1999-PRU          91,502
    Provident Lease Receivables Corporation              69,813

NOTE 6.  LINE OF BUSINESS REPORTING
-----------------------------------

Selected information is included in the following table for Provident's three major lines of business (in millions):

                                   Total Revenue       Net Income      Average Assets
                                  ---------------    --------------   ---------------
                                   1999     1998     1999     1998     1999     1998
                                  ------   ------    -----    -----   ------   ------
Three Months Ended September 30:
  Corporate Banking                $67.1    $64.6    $18.8    $25.0   $4,604   $4,010
  Retail Banking                    59.9     44.8     11.5      3.8    1,556    1,577
  Provident Consumer
   Financial Services               32.7     17.2     10.1      3.1      680      570
  Corporate Center                  (5.4)     4.6     (3.2)     1.1    2,314    1,944
                                  ------   ------   ------    -----   ------   ------
                                  $154.3   $131.2    $37.2    $33.0   $9,154   $8,101
                                  ======   ======   ======    =====   ======   ======
Nine Months Ended September 30:
  Corporate Banking               $182.2   $179.8    $59.2    $68.3   $4,381   $3,867
  Retail Banking                   160.1    128.7     23.8     10.7    1,645    1,470
  Provident Consumer
   Financial Services               87.5     47.8     26.0      8.4      619      455
  Corporate Center                  (0.6)    16.9     (2.5)     8.7    2,259    1,940
                                  ------   ------   ------    -----   ------   ------
                                  $429.2   $373.2   $106.5    $96.1   $8,904   $7,732
                                  ======   ======   ======    =====   ======   ======

Descriptions of these business lines along with variance analyses are included in "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Business Lines".

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Forward Looking Statements
--------------------------

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

Results of Operations
---------------------

Summary
-------

The following table summarizes earnings components, earnings per share and key financial ratios (dollars in thousands except per share data):

                                Three Months Ended             Nine Months Ended
                                   September 30,                 September 30,
                            ---------------------------  ----------------------------
                             1999      1998    % Change    1999      1998    % Change
                            -------   -------  --------  --------  --------  --------
Net Interest Income         $78,558   $74,477         5% $229,983  $209,980        10%
Noninterest Income           75,733    56,728        34   199,217   163,264        22
Total Revenue               154,291   131,205        18   429,200   373,244        15
Provision for Loan
 and Lease Losses            16,435     9,500        73    37,385    19,500        92
Noninterest Expense          80,389    70,955        13   227,348   206,490        10
Net Income                   37,214    33,020        13   106,495    96,070        11
Diluted Earnings per Share     0.84      0.73        15      2.40      2.13        13
Return on Average Equity      20.56%    18.51%              19.89%    18.91%
Return on Average Assets       1.63%     1.63%               1.59%     1.66%
Efficiency Ratio              52.05%    55.78%              52.95%    56.78%

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Earnings per share increased 15% to $.84 during the current quarter, versus $.73 reported during the same period in 1998. For the nine months ended September 30, 1999, earnings per share was $2.40, an increase of 13%, compared to $2.13 reported in 1998. The increase in earnings per share for both the quarter and the year to date periods was due to strong revenue growth as well as continued emphasis on expense control.

Total revenue (net interest income plus noninterest income) increased 18% during the third quarter of 1999 over the third quarter of 1998, and 15% for the first nine months of 1999 over the first nine months of 1998. For the nine-month periods, net interest income increased by $20.0 million, or 10%, as a result of strong growth in the lending portfolio. Noninterest income increased $36.0 million, or 22%, primarily due to additional fees received in the areas of loan servicing, deposit accounts, ATM, credit card and trust, and gains recognized on the sale of nonconforming residential and prime home equity loans. Partially offsetting these higher revenues was a decline in security gains.

Total average assets for the first three quarters of 1999 grew $1.2 billion, or 15%. The increase was primarily in the lending portfolio, which experienced a growth of approximately $654 million in average assets during this time period. In addition, loans and leases, which had been sold with servicing retained, increased from $2.3 billion at September 30, 1998 to $5.3 billion at September 30, 1999.

Noninterest expense was $80.4 million for the third quarter of 1999 as compared to $71.0 million for the same period in 1998. For the first nine months of 1999 and 1998, noninterest expense was $227.3 million and $206.5 million, respectively. The ratio of noninterest expense to tax equivalent revenue ("efficiency ratio") was 52.05% for the third quarter of 1999 compared to 55.78% for the third quarter of 1998. For the first nine months of 1999 and 1998, the efficiency ratio was 52.95% and 56.78%, respectively. For purposes of calculating the efficiency ratio, tax equivalent revenue excludes security gains or losses.

The improvement in the 1999 efficiency ratios was a result of higher revenues and increased control of expenses. During 1998, management took specific steps to slow the growth of expenses. First, a reengineering project, referred to as the Performance Optimization Project ("POP"), was initiated with areas being identified where productivity could be improved. Implementation of the POP process began at the end of 1998 with cost savings expected to occur during 1999 and the first half of the year 2000. Second, those business units where the prospect for future revenue growth did not justify current operating losses were terminated. Operating expenses (noninterest expense less unusual and significant expenses) reported for the first nine months of 1999 increased 10%, from that reported in the third quarter of 1998 while total revenues excluding security gains increased 18%.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Business Lines
--------------

The following table summarizes total revenue, net income and average assets by major lines of business for the three-month and nine-month periods ending September 30, 1999 and 1998 (dollars in millions):

                            Three Months Ended         Nine Months Ended
                               September 30,             September 30,
                        ------------------------   ------------------------
                         1999     1998    Change    1999     1998    Change
                        ------   ------   ------   ------   ------   ------
Total Revenue:
  Corporate Banking      $67.1    $64.6        4%  $182.2   $179.8        1%
  Retail Banking          59.9     44.8       34    160.1    128.7       24
  Provident Consumer
   Financial Services     32.7     17.2       90     87.5     47.8       83
  Corporate Center        (5.4)     4.6        -     (0.6)    16.9        -
                        ------   ------            ------   ------
                        $154.3   $131.2       18   $429.2   $373.2       15
                        ======   ======            ======   ======
Net Income:
  Corporate Banking      $18.8    $25.0      -25%   $59.2    $68.3      -13%
  Retail Banking          11.5      3.8      203     23.8     10.7      122
  Provident Consumer
   Financial Services     10.1      3.1      226     26.0      8.4      210
  Corporate Center        (3.2)     1.1        -     (2.5)     8.7        -
                        ------   ------            ------   ------
                         $37.2    $33.0       13   $106.5    $96.1       11
                        ======   ======            ======   ======
Average Assets:
  Corporate Banking     $4,604   $4,010       15%  $4,381   $3,867       13%
  Retail Banking         1,556    1,577       (1)   1,645    1,470       12
  Provident Consumer
   Financial Services      680      570       19      619      455       36
  Corporate Center       2,314    1,944       19    2,259    1,940       16
                        ------   ------            ------   ------
                        $9,154   $8,101       13   $8,904   $7,732       15
                        ======   ======            ======   ======

Key components of the management reporting process follows:

- Risk-Based Equity Allocations: Provident uses a comprehensive approach for measuring risk and making risk-based equity allocations. Risk measurements are applied to credit, residual, operational and corporate-level risks.
- Transfer Pricing: Provident utilizes a cash flow-matched funds transfer pricing methodology that isolates the business units from fluctuations in interest rates, and provides management the ability to measure customer, product or business unit level profitability based on the financial characteristics of the products rather than the level of interest rates.
- Provision for Loan and Lease Losses: Business lines are charged for provision based upon the size and composition of its loan/lease portfolio. The difference between the actual provision and its allocation to the business lines is charged/credited to "Corporate Center".

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

- Costs Allocation: Provident applies a detailed approach to allocating costs at the business unit, product and customer levels. Allocations are generally based on volume/activity and are reviewed and updated regularly.
- "Corporate Center": Corporate Center includes revenue and expenses not allocated to the primary business lines, interest and gain/loss on the sale of investment securities, and any unusual business revenues and expenses.

Business line descriptions and fluctuation analysis follows:

- Corporate banking is a provider of credit products and cash management services to commercial customers. The group includes Commercial Lending, serving middle market clients in the Midwest; Provident Capital Corp., a national financier of business expansions, re-capitalizations, and provider of asset based lending services; Commercial Mortgage, a provider of construction and permanent mortgage financing within Provident's franchise market; Information Leasing Corporation (ILC), a national small ticket equipment leasing company; and Provident Commercial Group, a national lessor of large equipment.

  Corporate Banking is the company's largest line of business contributing approximately 50% of the Bank's net income. Net income in Corporate Banking declined by $6.2 million and $9.1 million for the three and nine-month periods ending September 30, 1999, compared to the same time periods in 1998. Year-to-date results were adversely affected by higher loan loss provision and an increase in expenses of $4.3 million due to the start-up of several new businesses.

  Provident Capital Funding, headquartered in Atlanta, is a national originator of commercial real estate loans for unaffiliated loan syndicators and was established during the first quarter of 1999. The assets of Capstone Realty Advisors, LLC were purchased in the third quarter of 1999. Capstone is a Cleveland-based commercial mortgage loan originator ($400 million annually) and servicer ($1.3 billion). Provident Capital Funding and Capstone give Provident a national platform to generate fee income from the commercial real estate finance business. Corporate lending offices were also opened in Indianapolis, Chicago and Baltimore. All of these initiatives are expected to contribute to revenue and net-income growth in 2000.

  Growth in average assets was 15% and 13% over the respective three and nine-month periods ending September 30, 1998. The positive impact of this loan growth on the net interest margin was partially offset by interest spread compression in late 1998 and early 1999. Margin pressures moderated during the second and third quarter of 1999 and fee-based revenue began to increase.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

- Retail Banking provides consumer lending, deposit accounts, trust, brokerage and investment products and services to its customers. This business line includes both the Consumer Lending and Consumer Banking business units. Net income for the three-month and nine-month periods ending September 30, 1999 increased $7.7 million and $13.1 million, respectively, over the comparable periods in 1998. The increased profits during 1999 were driven by a variety of factors. First, auto lease production grew significantly as Retail Banking expanded the number of auto dealerships which make Provident lease financing products available to their customers. Auto lease managed assets increased $733 million, or 79%, since September 30, 1998. As a result of enhanced credit scoring and risk-adjusted pricing systems implemented by Retail Banking, direct and indirect instalment loans and leases have experienced a significant decline in net charge-offs. Net charge-offs to total instalment loans and leases declined from 1.34% during the first nine months of 1998 to .91% during the first nine months of 1999. Total managed loans and leases for Retail Banking grew approximately $816 million, or 43%, since September 30, 1998.

  Retail Banking also benefited from higher levels of deposits during the current year. Average core deposits grew by 15% since the third quarter of 1998 and 18% (annualized) since the fourth quarter of 1998. Significant contribution came from the Florida franchise as average core deposits grew by 69% since the third quarter of 1998. To further capitalize on the Florida deposit growth, Provident announced plans to open five Financial Centers in Manatee County, Florida by June 2000.

  Noninterest income increased $18.4 million during the first nine months of 1999 as compared to the same period in 1998. During 1999, $200 million of credit card loans and $126 million of home equity loans were securitized, realizing a gain of $3.5 million and $4.3 million, respectively. Also during 1999, operating lease income increased $3.9 million as a result of executing sale-leaseback transactions. Additional factors that contributed to higher net income in 1999 include higher fees from loan servicing, brokerage, fund management and trust. Combined, these fees increased approximately $7.5 million during the first nine months of 1999 as compared to the same period in 1998.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

- Provident Consumer Financial Services originates conforming and nonconforming residential loans to consumers and short-term financing to mortgage originators and brokers. Net income for Consumer Financial Services increased $7.0 million during the third quarter of 1999 as compared to the same quarter in 1998. Net income through the first nine months of 1999 increased $17.6 million as compared to the same time period in 1998 due primarily to strong nonconforming loan production in 1999.

  Industry consolidation has allowed Provident to expand its volume during 1999. During the third quarter of 1999, Consumer Financial Services securitized and sold nonconforming loans totaling $601 million resulting in the recognition of a $17.0 million gain, a gain to loans sold ratio of 2.83%. During the third quarter of 1998, $275 million of loans were securitized and sold resulting in a $8.6 million gain, a gain to loans sold ratio of 3.14%. Profitability suffered as the nonconforming market did not immediately adjust to the rising interest rates experienced in mid-1999. With the recent pricing stability, it is expected that profitability will return to early 1999 levels.

  Revenues also increased due to growth in loan servicing fees from $3.0 million in the first nine months of 1998 to $13.1 million in the first nine months of 1999. Operating expenses increased during 1999 due primarily to increased staffing associated with the higher volume of loans being generated and serviced by this business unit.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Net Interest Income
-------------------

Net interest income for the nine months ended September 30, 1999, increased $20.0 million compared to the first nine months of 1998. Interest income rose $22.8 million for the nine months ended September 30, 1999 compared to the first nine months of 1998. The increase in interest income was primarily due to an increase in average earning assets of $823 million, or 12%. This increase was partially offset by a 52 basis point decrease in the average yield on earning assets from 8.75% to 8.23%. The largest portion of the increase in average earning assets from the first nine months of 1998 to the first nine months of 1999 occurred in the average balance of commercial loans. Interest expense for the nine months ended September 30, 1999, increased by $2.8 million from the first nine months of 1998, due principally to a higher level of interest rates and a 12% increase in total interest bearing liabilities. The increase in interest bearing liabilities was principally due to a $590 million increase in interest bearing deposits, primarily savings accounts and time certificates.

Net Interest Margin
-------------------

Net interest margin represents net interest income as a percentage of total interest earning assets. For the third quarter of 1999, the net interest margin, on a tax-equivalent basis, was 3.83% compared to 3.93% for the same period in 1998. This decrease was driven by changes in rates and volumes of earning assets and the corresponding funding sources. The following table details the components of the change in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three-month and nine-month periods ended September 30, 1999 and 1998.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

                                       Three Months Ended                      Nine Months Ended
                             ------------------------------------- -------------------------------------
                             September 30, 1999 September 30, 1998 September 30, 1999 September 30, 1998
                             ------------------ ------------------ ------------------ ------------------
                              Average  Average    Average  Average  Average  Average   Average  Average
                              Balance    Rate     Balance    Rate   Balance   Rate     Balance   Rate
                             --------- -------- --------- -------- --------- -------  -------- ---------
                                                              (Dollars in Millions)
Assets:
 Loans and Leases:
  Corporate Lending:
   Commercial                  $3,639    8.83%    $3,290    9.21%    $3,450    8.71%  $3,064    9.28%
   Mortgage                       411    8.73        447   10.06        417    8.67      447    9.49
   Construction                   485    8.20        374    8.77        472    8.06      340    8.86
   Lease Financing                326    9.69        378    9.42        286    9.83      358   10.88
                               ------   -----     ------   -----     ------   -----   ------   -----
   Total Corporate Lending      4,861    8.81      4,489    9.28      4,625    8.71    4,209    9.40
  Consumer Lending:
   Residential                    411   10.86        206    8.78        384   10.17      215    8.92
   Installment                    563    9.97        690    9.91        586   10.04      647   10.05
   Lease Financing                581    8.50        559    8.25        630    8.21      500    8.01
                               ------   -----     ------   -----     ------   -----   ------   -----
    Total Consumer Lending      1,555    9.66      1,455    9.11      1,600    9.35    1,362    9.12
                               ------   -----     ------   -----     ------   -----   ------   -----
     Total Loans and Leases     6,416    9.02      5,944    9.24      6,225    8.87    5,571    9.34
 Investment Securities          1,666    6.22      1,462    6.57      1,665    6.14    1,498    6.64
 Trading Account Securities        50    4.24         93    5.50         69    5.28       63    5.51
 Federal Funds Sold and Reverse
  Repurchase Agreements            11    4.94         33    5.57         20    4.86       24    5.54
                               ------   -----     ------   -----     ------   -----   ------   -----
   Total Earning Assets         8,143    8.32      7,532    8.73      7,979    8.23    7,156    8.75
 Cash and Noninterest
  Bearing Deposits                227                193                229              189
 Other Assets                     784                376                696              387
                               ------             ------             ------           ------
  Total Assets                 $9,154             $8,101             $8,904           $7,732
                               ======             ======             ======           ======
Liabilities and
 Shareholders' Equity:
 Deposits:
  Demand Deposits                $278    1.85       $259    2.22       $276    1.85     $265    2.19
  Savings Deposits              1,234    4.09      1,154    4.10      1,271    3.84    1,032    4.18
  Time Deposits                 3,557    5.31      2,948    5.73      3,359    5.27    3,019    5.72
                               ------   -----     ------   -----     ------   -----   ------   -----
   Total Deposits               5,069    4.82      4,361    5.09      4,906    4.71    4,316    5.14
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements          972    5.04      1,335    5.64      1,033    4.82    1,048    5.57
  Commercial Paper                195    5.03        232    5.76        210    4.86      228    5.76
  Short-Term Notes Payable          2    4.76          2    5.55          1    4.67        2    5.88
                               ------   -----     ------   -----     ------   -----   ------   -----
   Total Short-Term Debt        1,169    5.04      1,569    5.65      1,244    4.83    1,278    5.60
 Long-Term Debt                   794    5.57        703    6.12        835    5.52      687    6.30
 Junior Subordinated Debentures   220    8.16         99    8.69        141    8.45       99    8.79
                               ------   -----     ------   -----     ------   -----   ------   -----
  Total Interest Bearing
   Liabilities                  7,252    5.04      6,732    5.38      7,126    4.90    6,380    5.41
 Noninterest Bearing Deposits     905                548                772              537
 Other Liabilities                273                107                292              138
 Shareholders' Equity             724                714                714              677
                               ------             ------             ------           ------
  Total Liabilities and
   Shareholders' Equity        $9,154             $8,101             $8,904           $7,732
                               ======             ======             ======           ======

Net Interest Spread                      3.28%              3.35%              3.33%            3.34%
                                        ======             ======             ======           ======
Net Interest Margin                      3.83%              3.93%              3.86%            3.93%
                                        ======             ======             ======           ======

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Provision and Allowance for Loan and Lease Losses
-------------------------------------------------

The provision for loan and lease losses was $37.4 million and $19.5 million for the first nine months of 1999 and 1998, respectively. The increase in the provision was the result of growth in the lending portfolio and higher net charge-offs.

The following table shows the progression of the reserve for loan and lease losses and selected reserve ratios (dollars in thousands):

                                     Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                     ------------------  -----------------
                                       1999      1998       1999     1998
                                     --------   -------  --------  -------
Balance at Beginning of Period        $80,122   $75,472   $75,907  $71,980
Provision for Loan and Lease Losses    16,435     9,500    37,385   19,500
Loans and Leases Charged Off          (16,097)  (10,274)  (38,462) (23,134)
Recoveries                              4,109     1,747     9,739    8,099
                                      -------   -------   -------  -------
  Balance at End of Period            $84,569   $76,445   $84,569  $76,445
                                      =======   =======   =======  =======
Reserve for Loan and Lease Losses
 as a Percent of:
  Nonperforming Loans                  139.04%   172.13%
  Nonperforming Assets                 130.86%   163.97%
  Total Loans and Leases                 1.43%     1.35%

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The following tables present the distribution of net loan charge-offs by loan type for the three-month and nine-month periods ended
September 30, 1999 and 1998 (dollars in thousands):

                              Three Months Ended            Three Months Ended
                              September 30, 1999            September 30, 1998
                         ----------------------------  ----------------------------
                                   Pctg of    Pctg of             Pctg of   Pctg of
                                   Average     Total              Average    Total
                            Net       Net       Net       Net       Net        Net
                          Charge-    Loans    Charge-   Charge-    Loans     Charge-
                           Offs   (annualized) Offs      Offs  (annualized)   Offs
                         -------- ----------- -------  -------- ----------- --------
Corporate Lending:
 Commercial                $9,972      1.10%     83.1%   $4,383      0.53%     51.3%
 Mortgage                       -       -           -      (115)    (0.10)     (1.3)
 Construction                   -       -           -         -       -           -
 Lease Financing              630      0.77       5.3     1,967      2.08      23.1
                          -------               -----    ------               -----
  Net Corporate Lending    10,602      0.87      88.4     6,235      0.56      73.1
Consumer Lending:
 Residential                  139      0.14       1.2        (2)      -           -
 Installment                  855      0.61       7.1     1,549      0.90      18.2
 Lease Financing              392      0.27       3.3       745      0.53       8.7
                          -------               -----    ------               -----
  Net Consumer Lending      1,386      0.36      11.6     2,292      0.63      26.9
                          -------               -----    ------               -----
   Net Charge-Off's       $11,988      0.76     100.0    $8,527      0.58     100.0
                          =======               =====    ======               =====

                              Nine Months Ended             Nine Months Ended
                              September 30, 1999            September 30, 1998
                         ----------------------------  ----------------------------
                                   Pctg of    Pctg of             Pctg of   Pctg of
                                   Average     Total              Average    Total
                            Net       Net       Net       Net       Net        Net
                          Charge-    Loans    Charge-   Charge-    Loans     Charge-
                           Offs   (annualized) Offs      Offs   (annualized)  Offs
                         -------- ----------- -------  -------- ----------- --------
Corporate Lending:
 Commercial               $19,114      0.74%     66.5%   $5,386      0.23%     35.7%
 Mortgage                       -       -           -    (1,344)    (0.40)     (8.9)
 Construction                   -       -           -         -       -           -
 Lease Financing            3,287      1.53      11.4     3,000      1.12      20.0
                          -------               -----    ------               -----
  Net Corporate Lending    22,401      0.65      77.9     7,042      0.22      46.8
Consumer Lending:
 Residential                  341      0.12       1.2        83      0.05       0.6
 Installment                4,728      1.08      16.5     5,264      1.08      35.0
 Lease Financing            1,253      0.27       4.4     2,646      0.71      17.6
                          -------               -----    ------               -----
  Net Consumer Lending      6,322      0.53      22.1     7,993      0.78      53.2
                          -------               -----    ------               -----
   Net Charge-Off's       $28,723      0.62     100.0   $15,035      0.37     100.0
                          =======               =====    ======               =====

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Nonperforming Assets
--------------------

Nonperforming assets at September 30, 1999 were $64.6 million compared to $45.3 million and $46.6 million as of December 31, 1998 and September 30, 1998, respectively. The composition of nonperforming assets over the past five quarters is provided in the following table (dollars in thousands).

                                          1999                    1998
                              ---------------------------   -----------------
                               Third     Second    First     Fourth    Third
                              Quarter   Quarter   Quarter   Quarter   Quarter
                              -------   -------   -------   -------   -------
Nonaccrual Loans:
 Corporate Lending:
  Commercial                  $49,250   $41,828   $33,210   $34,544   $20,719
  Mortgage                      1,109       335       335       335       335
  Construction                      -         -         -         -         -
  Lease Financing               2,926     6,724     7,162     4,002    10,732
                              -------   -------   -------   -------   -------
   Total Corporate Lending     53,285    48,887    40,707    38,881    31,786
 Consumer Lending:
  Installment                       -         -         -         -         -
  Residential                   5,983     6,446     4,900     3,692     3,674
  Lease Financing                   -         -         -         -         -
                              -------   -------   -------   -------   -------
   Total Consumer Lending       5,983     6,446     4,900     3,692     3,674
                              -------   -------   -------   -------   -------
    Total Nonaccrual Loans     59,268    55,333    45,607    42,573    35,460

Renegotiated Loans              1,557     1,565     1,577         -     8,950
                              -------   -------   -------   -------   -------
 Total Nonperforming Loans     60,825    56,898    47,184    42,573    44,410

Other Real Estate               3,801     2,717     2,430     2,735     2,211
                              -------   -------   -------   -------   -------
 Total Nonperforming Assets   $64,626   $59,615   $49,614   $45,308   $46,621
                              =======   =======   =======   =======   =======
Loans 90 Days Past Due
 Still Accruing               $17,536   $23,280   $12,364    $9,219   $13,443

Nonperforming Loans to
 Total Loans and Leases          1.03%     0.97%     0.79%     0.76%     0.78%
Nonperforming Assets to:
 Total Loans, Leases and
  Other Real Estate              1.10%     1.02%     0.84%     0.81%     0.82%
 Total Assets                    0.72%     0.70%     0.57%     0.56%     0.56%

The increase in nonperforming assets since December 31, 1998, has been primarily the result of adding four corporate loans and leases to nonaccrual totaling $22.2 million.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Noninterest Income
------------------

The following table details the components of noninterest income and their change for the third quarter and first nine-month periods of 1999 and 1998 (dollars in thousands):

                          Three Months Ended          Nine Months Ended
                            September 30                September 30
                          ------------------  Pctg    -----------------   Pctg
                           1999      1998    Change    1999      1998    Change
                          -------   -------  ------   -------   -------  ------
Service Charges on
  Deposit Accounts         $8,197    $6,878    19.2%  $23,328   $20,079    16.2%
Other Service Charges
  and Fees                 17,294    11,211    54.3    50,064    31,033    61.3
Operating Lease Income     10,328     9,487     8.9    29,560    27,946     5.8
Warrant Gains               7,978         -       -     9,147    12,367   (26.0)
Gain on Sales of
  Loans and Leases         28,096    23,134    21.4    73,912    49,086    50.6
Security Gains               (107)    4,061  (102.6)       (1)    9,777  (100.0)
Other                       3,947     1,957   101.7    13,207    12,976     1.8
                          -------   -------          --------  --------
 Total Noninterest Income $75,733   $56,728    33.5  $199,217  $163,264    22.0
                          =======   =======          ========  ========

Noninterest income for the three-month and nine-month periods ended September 30, 1999 increased by $19.0 million and $36.0 million, respectively, over the comparable periods in 1998. Explanations for significant changes in noninterest income by category follow:

- Service charges on deposit accounts increased $1.3 million and $3.2 million in the quarterly and nine-month comparisons. The increases for both periods were a result of pricing and volume increases on corporate and personal demand deposit accounts. Also ATM surcharges have risen due to the placement of ATMs in Wal-mart and Sam's Club stores. Since September 30, 1998, an additional 210 ATMs have been placed in service bringing the total number of Provident ATMs to 434.

- Other service charges and fees increased $6.1 million and $19.0 million in the quarterly and nine-month comparisons. The higher revenue was primarily due to increases in loan servicing fees, from the nonconforming, warehouse lending and auto leasing business, credit card fees and trust fees.

- Provident's Corporate Banking business line from time to time acquires equity warrants as part of the lending fee structure established with customers. Warrant gains increased by $8.0 million in the quarterly comparison.

- Other income increased $2.0 million in the quarterly comparison primarily due to gains realized on the sale of equipment lease residuals and an increase in other miscellaneous income.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

- Gain on sales of loans and leases increased $5.0 million and $24.8 million in the quarterly and nine-month comparisons. The following table provides detail of the gain on sales recognized during the third quarter and first nine-month periods of 1999 and 1998 (in thousands):

                                               Three Months Ended   Nine Months Ended
                                                  September 30,        September 30,
                                               ------------------   -----------------
                                                  1999      1998      1999      1998
                                               --------   -------   -------   -------
  Cash Gains -- Loan and Lease Sales:
    Equipment Lease Securitization               $6,250   $13,429   $13,164   $13,429
    Conforming Residential Whole Loan Sales         296     1,022     1,570     2,886
    Nonconforming Residential Whole Loan Sales        -        46       174       290
    Credit Card Whole Loan Sales                      -         -         -     3,485
    Other Loan Sales                                 34        (2)      498     1,767
                                                -------   -------   -------   -------
                                                  6,580    14,495    15,406    21,857
                                                -------   -------   -------   -------
  Non-cash Gains -- Loan and Lease Sales:
    Nonconforming Residential Loan
      Securitizations                            16,991     8,639    50,686    27,229
    Prime Home Equity Loan Securitizations        4,279         -     4,279         -
    Credit Card Loan Securitizations                246         -     3,541         -
                                                -------   -------   -------   -------
                                                 21,516     8,639    58,506    27,229
                                                -------   -------   -------   -------
                                                $28,096   $23,134   $73,912   $49,086
                                                =======   =======   =======   =======

Significant loan and lease sales occurring in 1999 and 1998 follow:

- During the first nine months of 1999, $1.6 billion of nonconforming residential loans were sold resulting in non-cash gains of $50.7 million, a gain to loans sold ratio of 3.11%. During the first nine months of 1998, $710 million of nonconforming residential loans were sold producing non-cash gains of $27.2 million, a gain to loans sold ratio of 3.84%. The lower gain to loans sold ratio for 1999 was due primarily to the narrowing of interest rate spreads between rates received from borrowers and rates paid to investors.

- Prime home equity loans of $126.1 million were securitized and sold in the third quarter of 1999, resulting in a non-cash gain of $4.3 million.

- Credit card receivables of $200.0 million were securitized and sold during 1999, generating a non-cash gain of $3.5 million.

- Equipment leases totaling $223.8 million were sold during 1999, resulting in cash gains of $13.2 million. During 1998, $211.3 million of equipment leases were sold, resulting in a cash gain of $13.4 million.

- A cash gain of $3.2 million was recognized on the sale of $38.3 million in credit card whole loans during the first quarter of 1998.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Nonconforming residential loans, originated or acquired by the Provident Consumer Financial Services business line, have been securitized and sold on a quarterly basis since 1996. Major characteristics of these nonconforming loans include: 56% with an "A" credit grade and 28% with a "B" credit grade; 67% with full documentation; 67% have prepayment penalties; 96% are secured by first mortgages; 91% are owner occupied; and, on average, have a 79% loan-to-value ratio.

Loan sales through securitizations permit Provident to enhance operating profits, provide for immediate cash flows to fund additional loan originations, and provide for future cash flows generated by the payment differentials between interest paid by the borrowers and interest remitted to the investors. Total loans securitized and sold were $601 million and $275 million in the third quarter of 1999 and 1998, respectively. The methodology used by Provident to calculate gains on sale of these securities follow:

1) An amortization schedule is created for the loan portfolio based on each loan's maturity, rate and balance.
2) The amortization schedule is adjusted using a prepayment speed curve. The prepayment curve estimates the actual timing of principal payments by mortgage borrowers.
3) The net spread is calculated on the loan portfolio by taking the cash inflows (loan portfolio yield and prepayment penalties) and reducing it by the cash outflows (bond yield paid to investors, servicing fees and other fees). Prepayments reduce the average life of the portfolio, which in turn reduces the net spread collected by Provident.
4) The present value of the net spread is calculated by applying a discount rate indicative of the risk associated with the transaction.
   - In traditional credit enhancement structures, the net spread is used to create excess collateral as credit support. In these transactions, cash flow to Provident is delayed until the target over-collateralization is met and cash is released. This delay in cash receipts reduces the present value.
   - Beginning with the March 1998 securitization, Provident has provided credit enhancement in the form of a cash reserve account. Therefore Provident does not experience delays in cash receipts. The spread is not subordinated to the losses. Losses are absorbed directly in the cash reserve account instead of reducing the net spread. In addition the cash reserve account is placed in a noninterest bearing checking account at Provident, whereby no cash outlay is experienced in the funding of the account.
5) The gain is calculated by taking the present value of the net spread and reducing it by the present value of the expected credit losses, underwriting expenses, accounting and legal fees and deferred expenses paid to originate the loans.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The present value of these net cash flows, referred to as retained interest in securitized assets ("RISA"), are included with investment securities on the consolidated balance sheets. Components of the RISA and the underlying assumptions follow:

                                             Nonconforming                Prime
                                              Residential              Home Equity
                                             -------------             -----------
Estimated Cash Flows of Underlying Loans,
 Net of Payments to Certificate Holders        $444,209                  $32,507
Less:
  Estimated Credit Loss (1)                     (23,564)                  (1,372)
  Servicing and Insurance Expense               (48,938)                  (4,563)
  Discount to Present Value                     (63,217)                  (3,362)
                                               --------                  -------
Carrying Value of Retained Interest in
  Securitized Assets                           $308,490                  $23,210
                                               ========                  =======
                                        Nonconforming Residential     Prime Home Equity
                                    --------------------------------- ------------------
                                    Third Quarter       Weighted           Weighted
                                        1999             Average            Average
                                     Transaction   (All Transactions) (All Transactions)
                                    -------------  ------------------ ------------------
Assumptions Used:
 Prepayment Speed (2):
  Initial Rate                              13.17%              11.80%             10.98%
  Peak Rate                                 35.00%              31.86%             27.07%
   Calculated Weighted Average Life
    of the Loan Portfolios              2.4 Years           2.8 Years          2.1 Years
 Estimated Credit Losses (3):
  Annual Basis                               1.10%               1.08%              0.20%
  Percentage of Original Balance             2.70%               3.02%              0.41%
 Discount Rate                              12.00%              11.82%             10.13%

(1) The estimated credit loss reflects loan securitizations for 1996 and 1997 only.
    Beginning in 1998, a cash reserve is funded at the beginning of each securitization, separate from the cash flows of the loan payments. As of September 30, 1999, an additional $62.7 million and $1.1 million has been estimated as losses from the 1998 and 1999 nonconforming residential and prime home equity securitizations, respectively.
    Total balance sheet reserves related to all securitized asset classes including equipment leases, auto leases and credit cards were $99.2 million as of September
    30, 1999.

(2) Provident applies an annual prepayment model that adjusts the monthly speeds to account for declining loan balances. This approach is a conservative approach and results in higher assumptions for prepaid cash flow and lower gains when compared with a monthly unadjusted prepayment curve. Provident uses a prepayment curve that applies a 10%
    prepayment rate to new loans (higher for seasoned loans) and ramps up to 35% after 12 months. Provident continues to use the 35% prepayment rate for the remainder of the portfolio life.

(3) Provident applies a cumulative static pool approach to credit losses. Higher prepayment speeds and shorter average lives do not alter the cumulative credit loss assumption. As a result, higher prepayment speeds increase the annualized losses.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Management makes estimates and assumptions when recording non-cash loan sale gains. However, management believes it is making conservative assumptions as to anticipated prepayment speeds and credit losses. No assurance can be given that the level of loan originations and acquisitions, along with a favorable interest rate market, will continue to permit the recognition of such gains on sales of loans in the future. No assurance can be given that Provident will be able to securitize and sell such loans at levels previously experienced. Provident's ability to securitize and sell such loans is mainly dependent upon outside factors over which Provident has no control, such as interest levels, the condition of markets for securitized loans, general market conditions and similar factors.

Noninterest Expense
-------------------

The following table details the components of noninterest expense and their change for the third quarter and first nine-month periods of 1999 and 1998 (dollars in thousands):

                             Three Months Ended          Nine Months Ended
                               September 30                September 30
                             ------------------   Pctg   ------------------   Pctg
                               1999      1998    Change    1999      1998    Change
                             --------   -------  ------  --------   -------  ------
Salaries, Wages and Benefits  $38,225   $31,493    21.4% $107,622   $92,399    16.5%
Depreciation on
 Operating Lease Equipment      6,183     5,503    12.4    16,486    16,027     2.9
Occupancy                       4,400     4,628    (4.9)   12,956    12,539     3.3
Equipment Expense               5,834     5,755     1.4    16,989    14,769    15.0
Professional Fees               5,910     4,958    19.2    14,530    13,272     9.5
Charges and Fees                3,527     4,008   (12.0)   10,696    10,009     6.9
Other                          16,310    14,610    11.6    48,069    47,475     1.3
                              -------   -------          --------  --------
 Total Noninterest Expense    $80,389   $70,955    13.3  $227,348  $206,490    10.1
                              =======   =======          ========  ========

Noninterest expense for the three-month and nine-month periods ended September 30, 1999 increased 13.3% and 10.1%, respectively, over the comparable periods in 1998. This follows increases of 20.7% and 26.2% when comparing the three-month and nine-month periods ended September 30, 1998 over the comparable periods in 1997. The decline in the growth rate of noninterest expenses is principally the result of the Performance Optimization Project and the discontinuing of operations of the MeritValu and Free Market Partner business units.

Explanations for significant changes in noninterest expense between the three-month and nine-month period in 1999 and 1998 follow:

- Salaries, wages and benefits increased $6.7 million and $15.2 million in the quarterly and nine-month comparisons. The increase for both the three-month and nine-month comparisons were due primarily to increased staffing of the Provident Consumer Financial Services and Corporate Banking business lines combined with increases in performance based incentives and benefit plan expenses.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

- Depreciation on operating lease equipment increased $.7 million in the quarterly comparison due primarily to the increase in leased equipment.

- Equipment expense increased $2.2 million for the nine-month period due to higher depreciation expense primarily in technology areas, branches, ATMs and Provident Consumer Financial Services.

- Professional fees increased $1.0 million in the quarterly comparison and $1.3 million in the nine-month comparison. The increase for the quarterly comparison was due principally to higher legal expenses related to lending activities combined with consultant fees in information technology. The increase in the nine-month comparison was due primarily for the reasons given in the quarterly comparison along with increased temporary employment fees and fees related to credit card operations.

- Charges and fees decreased $.5 million during the third quarter of 1999 primarily due to lower loan origination costs within the Retail Banking business line.

- Significant items within other noninterest expense for the third quarter and first nine months of 1999 include marketing expense of $2.3 million and $6.6 million, respectively, data processing expense of $1.9 million and $5.9 million, respectively, and franchise tax expense of $1.9 million and $5.7 million, respectively.


Financial Condition
-------------------

Short-Term Investments and Investment Securities
------------------------------------------------

Federal funds sold and reverse repurchase agreements increased $80.6 million since December 31, 1998. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, any remainder is placed in overnight federal funds.

Trading account securities are purchased with the intention of recognizing short-term profits. These securities are carried at fair value with realized and unrealized gains and losses reported in other noninterest income. Trading account securities increased from $50.3 million at December 31, 1998 to $57.7 million at September 30, 1999.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Securities purchased with the intention of being held for indefinite periods of time are classified as investment securities available for sale. These securities increased $195.9 million during 1999 of which $116.2 million was a result of the change in the RISA balances. An increase in collateralized mortgage obligations was the primary reason for the remainder of the increase in investment securities. A discussion of RISAs is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest Income".

Loans and Leases
----------------

As of September 30, 1999 total loans and leases were $5.9 billion compared to $5.6 billion at December 31, 1998. During the first nine months of 1999, $1.6 billion of nonconforming residential loans, $671.9 million of auto leases, $223.8 million of corporate lease financings, $200.0 million of credit card loans and $126.1 million of home equity loans were securitized and sold. As a result of loans and leases being sold with servicing retained, total managed loans and leases not reflected on the balance sheet grew from $3.2 billion at December 31, 1998 to $5.3 billion at September 30, 1999.

The following table shows the composition of the commercial loan category by industry type at September 30, 1999 (dollars in millions):

                                                        Amount on
                  Type                  Amount     %   Nonaccrual
    --------------------------------   --------   ---  ----------
    Manufacturing                        $803.1    22       $20.4
    Service Industries                    744.1    20        16.7
    Real Estate Operators/Investment      384.2    10         0.1
    Retail Trade                          355.1     9         2.6
    Finance & Insurance                   322.7     9         0.2
    Wholesale Trade                       257.3     7         2.3
    Transportation/Utilities              215.2     6         0.7
    Construction                          147.1     4         1.5
    Automobile Dealers                     97.3     3           -
    Residential Warehouse Lending          21.8     1         2.6
    Other                                 352.9     9         2.2
                                       --------   ---       -----
       Total                           $3,700.8   100       $49.3
                                       ========   ===       =====

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The composition of the commercial mortgage and construction loan categories by property type at September 30, 1999 is shown in the following table (dollars in millions):

                                                        Amount on
                  Type                  Amount     %   Nonaccrual
    --------------------------------   --------   ---  ----------
    Office/Warehouse                     $203.5    22          $-
    Shopping/Retail                       185.3    20         0.3
    Residential Development               184.2    20         0.5
    Apartments                            122.2    13           -
    Land                                   43.2     5           -
    Auto Sales and Service                 27.1     3           -
    Hotels/Motels                          22.7     2           -
    Industrial Plants                      15.8     2           -
    Churches                               14.0     1           -
    Health Facilities                       7.5     1           -
    Other Commercial Properties           101.6    11         0.3
                                         ------   ---        ----
       Total                             $927.1   100        $1.1
                                         ======   ===        ====

The following table shows the composition of the instalment loan category by loan type at September 30, 1999 (dollars in millions):

                  Type                  Amount     %
    --------------------------------    -------   ---
    Indirect Instalment                  $313.8    70
    Credit Card                            48.8    11
    Credit Lines                           25.3     6
    Home Equity                            24.2     5
    Direct Instalment                      17.9     4
    Other Consumer Loans                   17.0     4
                                         ------   ---
       Total                             $447.0   100
                                         ======   ===

Other Assets
------------

Other assets increased $305.5 million, or 68% since December 31, 1998. The increase is due primarily to the increase in receivables due from securitization trusts. Since March 1998, Provident has provided for credit enhancements to its securitizations in the form of cash reserve accounts that are funded prior to closing. Generally, the cash reserve accounts are deposited at Provident. Cash reserve accounts totaled $364.8 million and $133.8 million as of September 30, 1999 and December 31, 1998, respectively.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Generally, credit losses are absorbed directly in these cash reserve accounts. The remaining funds not used to cover such losses are returned to Provident at the termination of the securitization. Provident estimates the amount of credit losses based upon past experience. Assumptions used to calculate the estimated credit losses are provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest Income". The estimates for securitized credit losses, which reduce the recorded level of the cash reserve accounts, were $72.5 million and $28.9 million as of September 30, 1999 and December 31, 1998.

Deposits
--------

Noninterest bearing deposits increased $341.1 million, or 51%, during the first nine months of 1999. As noted above, the cash reserve accounts, used as credit enhancements for its securitizations, are deposited in noninterest bearing checking accounts at Provident. As of September 30, 1999 and December 31, 1998, these cash reserve accounts totaled $346.0 million and $131.6 million, respectively.

Interest bearing deposits increased $662.5 million to $5.3 billion during the first nine months of 1999. Retail certificates of deposit contributed significantly to this growth.

Average core deposits for the third quarter of 1999 grew by 13% since the fourth quarter of 1998, with significant contribution coming from Provident Bank of Florida.

Borrowed Funds
--------------

Short-term debt decreased $151.6 million, or 19%, to $655.9 million during the first nine months of 1999. The decrease was due to a $68.1 million decrease in commercial paper combined with an $83.5 million decrease in federal funds purchased and repurchase agreements.

Long-term debt decreased $139.7 million, or 15%, during the first nine months of 1999. The decrease is primarily attributable to the maturity of a $100 million Federal Home Loan Bank advance.

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

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Capital Resources and Adequacy
------------------------------

Total shareholders' equity at September 30, 1999 was $741.8 million compared to $703.9 million at December 31, 1998. The change in the equity balance primarily relates to net income exceeding dividends by $78.0 million, treasury stock purchases of $8.6 million and a decrease in the market value of investment securities classified as available for sale of $35.0 million (net of deferred income taxes).

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

The following table of ratios is important for the analysis of capital adequacy:

                                                 Nine Months Ended     Year Ended
                                                September 30, 1999  December 31, 1998
                                                ------------------  -----------------
Average Shareholders' Equity to Average Assets             8.02%              8.73%
Dividend Payout to Net Earnings                           26.73              30.72
Tier 1 Leverage Ratio                                     10.48               9.00
Tier 1 Capital to Risk-Weighted Assets                     9.66               8.55
Total Risk-Based Capital To Risk-Weighted Assets          11.75              11.15

Capital expenditures planned by Provident for building improvements and furniture and equipment in 1999 are currently estimated to be approximately $26 million. Included in this amount are projected capital expenditures for the purchase of data processing hardware and software, facility renovations, branch additions/renovations and ATMs. Through September 30, 1999, approximately $21 million of these expenditures had been made.

Stock Options
-------------

Options to purchase 738,875 shares of Provident Common Stock were granted during the first nine months of 1999. The options have exercise prices ranging from $34.32 to $45.63.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Off-Balance Sheet Managed Assets
--------------------------------

Provident generally retains the servicing of the loans and leases it securitizes and/or sells. As a result, a significant level of assets is serviced by Provident, which do not appear on its balance sheet. These off-balance sheet assets were primarily responsible for the generation of $8.1 million and $1.3 million in loan servicing fees during the third quarter of 1999 and 1998, respectively. The following table provides a summary of these managed assets (in thousands):

                                              September 30
                                         -----------------------
                                            1999         1998
                                         ----------   ----------
     Residential Mortgage Loans          $2,851,534   $1,433,824
     Auto Leases                          1,238,110      473,954
     Home Equity Loans                      372,433      152,011
     Equipment Leases                       336,267      211,276
     Warehouse Lending                      289,400            -
     Credit Card Lending                    200,000            -
                                         ----------   ----------
                                         $5,287,744   $2,271,065
                                         ==========   ==========

Off-Balance Sheet Financial Agreements
--------------------------------------

In the normal course of business, Provident uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At September 30, 1999, these off-balance sheet instruments consisted of standby letters of credit of $132 million, commitments to extend credit of $2.8 billion and interest rate swaps with a notional amount of $4.9 billion.

Liquidity
---------

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Provident has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash, deposits with other banks, federal funds sold and trading account securities. Additional sources of liquidity include the sale of investment securities and the sale of corporate and consumer loans and leases. Another source for providing liquidity is the generation of new deposits. Provident may also borrow both short-term and long-term funds. Provident has an additional $1.2 billion available for borrowing under a $1.5 billion bank notes program. The bank notes program was increased from $1.0 billion to $1.5 billion in July 1999. Approximately $5.8 million of long-term debt is due to be repaid during the remainder of 1999.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The major source of liquidity for Provident on a parent-only basis ("the Parent") is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to the Parent at September 30, 1999 by its banking subsidiaries was approximately $287.2 million. The Parent has not received any dividends from its subsidiaries during the first nine months of 1999.

At September 30, 1999 the Parent had not drawn any of its $200 million in general purpose lines of credit with unaffiliated banks.
Additionally the Parent had approximately $67.0 million in cash, interest earning deposits and federal funds sold to meet its liquidity needs.

Acquisition Activity
--------------------

On August 3, 1999, Provident announced the signing of a definitive agreement to acquire OHSL Financial Corp. ("OHSL") and its subsidiaries in a merger transaction. OHSL has approximately $284 million in assets and operates six full-service banking offices in Cincinnati, Ohio. This transaction will be accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed will be recorded at estimated fair value. Under terms of the agreement, OHSL shareholders will receive shares of Provident common stock having an approximate value of $57 million. This transaction, which has received all regulatory and shareholder approvals, is expected to be consummated during the fourth quarter of 1999.

On August 16, 1999, Provident announced the signing of a definitive agreement to acquire Fidelity Financial of Ohio, Inc. and its subsidiaries in a merger transaction. Fidelity Financial has approximately $808 million in assets and operates fifteen full-service banking offices in the greater Cincinnati, Ohio area. This transaction will be accounted for as a pooling-of-interests, and accordingly, the assets acquired and liabilities assumed will be recorded at their historical value. Under terms of the agreement, Fidelity Financial shareholders will receive shares of Provident common stock having an approximate value of $192 million. This transaction is expected to be consummated in the first quarter of 2000.

On September 21, 1999, Provident completed its purchase of the assets of Capstone Realty Advisors, LLC for $4.5 million in cash. With headquarters in Cleveland, Ohio, and offices in Columbus and Cincinnati, Capstone services approximately $1.3 billion in permanent, long-term, fixed rate commercial real estate loans funded by various life insurance companies and has annual loan production in excess of $400 million.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Market Risk Management
----------------------

The responsibility of monitoring and managing market and liquidity risk is assigned to the Asset Liability Committee ("ALCO"). The main component of market risk is the risk of loss in the value of financial instruments that may result from the changes in interest rates. ALCO is bound to guidelines stated in the relevant policies approved by the Board of Directors.

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

Provident uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an instantaneous and permanent change in the pricing of all interest rate sensitive assets, liabilities and off-balance sheet financial agreements of Provident, OHSL and Fidelity Financial, net interest income would change by the following over the next 12-month period: increase 0.58% for a 100 basis point decrease; increase 1.34% for a 200 basis point decrease; decrease 0.91% for a 100 basis increase; and decrease 1.68% for a 200 basis point increase. The effects of these interest rate fluctuations are considered worst case scenarios, as the analysis does not give consideration to any management of the new interest rate environment. These tests are performed on a monthly basis and the results, which are in compliance with policy, are presented to the Board of Directors.

Year 2000 Compliance
--------------------

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

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Provident has been actively addressing the Year 2000 issue since 1996 as it could result in an interruption in certain normal business activities or operations. Such interruptions could materially affect Provident's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, including third party vendors and customers, Provident is unable to determine at this time whether Year 2000 failures will significantly affect Provident's results of operations, liquidity and financial condition. Steps taken by Provident have significantly reduced the level of uncertainty about the Year 2000 issues. The total cost of the Year 2000 project is estimated at $10 million. During 1999, Provident expensed $2.7 million, and since inception $9.0 million, for the correction of this problem. The following summarizes its Year 2000 readiness.

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

PC Applications: In early 1997, Provident established a Year 2000 PC test lab for date simulation verification of PC software applications, spreadsheets and databases. As of September 30, 1999, Provident successfully upgraded where necessary, and tested, nearly 250 pieces of software and all mission critical spreadsheets and databases. Provident will continue to test all new software purchased and vendor upgrades received throughout the remainder of 1999.

Environmental/Embedded Systems: Provident has solicited, and received from vendors, the Year 2000 compliance information on its environmental and other embedded systems. As of June 30, 1999, testing and any required upgrades to meet Year 2000 Compliance have been completed.

Third Party Interdependencies: Provident has solicited, and continues to monitor, the readiness of all third party interdependencies.
Testing has been completed with all of our interdependencies including our main interface, the Federal Reserve Bank, to verify our automated clearinghouse (ACH), wire and daily cash settlement activity.

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

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

See Item 2 "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Market Risk Management".


                      PART II - OTHER INFORMATION
                      ---------------------------


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits filed:

          Exhibit 27.1 - Financial Data Schedule for September 30, 1999

        Exhibit 27.2 - Restated Financial Data Schedule for
                       September 30, 1998


All other items required in Part II of this form have been omitted since they are not applicable or not required.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       Provident Financial Group, Inc.
                                       -------------------------------
                                                 Registrant





Date:  November 12, 1999                \s\ Christopher J. Carey
                                      --------------------------
                                          Christopher J. Carey
                                      Executive Vice President and
                                        Chief Financial Officer