Form 10-K405
period 1999-12-31
PROVIDENT FINANCIAL GROUP INC
filed 2000-03-29
CIK 316770

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

For the Fiscal Year Ended                               Commission File
December 31, 1999                                       No. 1-8019

                    PROVIDENT FINANCIAL GROUP, INC.

Incorporated Under                                    IRS Employer I.D.
the Laws of Ohio                                      No. 31-0982792


             One East Fourth Street, Cincinnati, Ohio 45202
                 Phone: 1-800-851-9521 or 513-345-7102

Securities Registered Pursuant to Section 12(b) of the Act:
                                 None

Securities Registered Pursuant to Section 12(g) of the Act:
                       Common Stock, Without Par

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   As of February 29, 2000, there were 48,702,871 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates at February 29, 2000, was approximately $736,000,000 (based upon non-affiliated holdings of 26,178,235 shares and a market price of $28.125 per share).

                  Documents Incorporated by Reference:

   Proxy   Statement  for  the  2000  Annual  Meeting  of  Shareholders
(portions which are incorporated by reference into Part III hereof).

                 Please address all correspondence to:

                          Christopher J. Carey
          Executive Vice President and Chief Financial Officer
                    Provident Financial Group, Inc.
                         One East Fourth Street
                         Cincinnati, Ohio 45202

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                         INDEX TO ANNUAL REPORT
                              ON FORM 10-K

PART I
   ITEM  1.  BUSINESS ..............................................  1
   ITEM  2.  PROPERTIES ............................................  3
   ITEM  3.  LEGAL PROCEEDINGS .....................................  3
   ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...  3
PART II
   ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS ...........................  4
   ITEM  6.  SELECTED FINANCIAL DATA ...............................  5
   ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ...................  6
   ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK ........................................... 44
   ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ........... 44
   ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE ................... 77
PART III
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .... 77
   ITEM 11.  EXECUTIVE COMPENSATION ................................ 77
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT ........................................ 77
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........ 77
PART IV
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K ........................................... 77
SIGNATURES ......................................................... 80

                       FORWARD LOOKING STATEMENTS

Provident Financial Group, Inc. publishes forward looking statements relating to such matters as anticipated financial performance, business prospects, new banking and financial service products and similar matters. In particular, statements made within "Performance Summary", "Business Initiatives", "Credit Risk Management" and "Asset
Securitization Activity" discussions included within Management's Discussion and Analysis of Financial Condition and Results of Operations have forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. Provident notes that a variety of factors could cause its actual results and experiences to differ materially from the anticipated results or other expectations expressed in its forward looking statements. These risks and uncertainties include, without limitation, rapid changes in interest rates; significant changes in the anticipated economic scenario which could materially change anticipated credit quality trends, the ability to generate loans and leases, the ability to securitize loans and leases and the spreads realize on securitizations; significant cost, delay in, or inability to execute strategic initiatives design to grow revenues and/or manage expenses; the ability to achieve the cost reductions anticipated from the Performance Optimization Project; consummation of significant business combinations or divestitures; and significant changes in accounting, tax or regulatory practices or requirements and other factors noted in connection with forward looking statements. Forward looking statements speak only as of the date made. Provident undertakes no obligations to update any forward looking statements to reflect events or circumstances arising after the date on which they are made.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                 PART I

ITEM 1.  BUSINESS
-----------------

Provident Financial Group, Inc.

Provident is a Cincinnati-based commercial banking and financial services company with full service banking operations in Ohio, northern Kentucky and southwestern Florida. Provident also provides commercial financing, equipment leasing and mortgage lending at a national level. At December 31, 1999, Provident had total assets of $9.7 billion, loans and leases of $6.3 billion, deposits of $6.6 billion and shareholders' equity of $826 million. Provident manages an additional $5.9 billion of loans and leases which have been sold with servicing retained.

Provident's executive offices are located at One East Fourth Street, Cincinnati, Ohio 45202 and its Investors Relations telephone number is
(513) 345-7102 or (800) 851-9521.

Provident has expanded its franchise in recent years through internal growth and acquisitions. Recent examples of Provident's expansion include the acquisitions of OHSL Financial Corp. in December 1999, and Fidelity Financial of Ohio, Inc. in February 2000, (financial institutions located in Cincinnati, Ohio); the formation of Provident Capital Funding headquartered in Atlanta and the purchase of Capstone Realty Advisors, LLC based in Cleveland (businesses specializing in the origination and servicing of commercial real estate loans); the opening of corporate lending offices in Indianapolis, Chicago and Baltimore; and the planned expansion of five financial centers in Florida.

Provident conducts its banking operations through The Provident Bank and Provident Bank of Florida. Major business lines include Commercial Banking, Retail Banking and Mortgage Banking. See ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Lines" and Note 15 included in "Notes to
Consolidated Financial Statements" for details as to the types of financial products and services offered by these business lines.

At December 31, 1999, Provident and its subsidiaries employed 2,692 full-time-equivalent employees.

Competition

The financial services business is highly competitive. Provident competes actively with both national and state chartered banks, savings and loan associations, securities dealers, mortgage bankers, finance companies and other financial service entities.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

Supervision and Regulation

Provident is registered as a bank holding company, and is subject to the regulations of the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The BHCA requires Federal Reserve approval on acquisitions of control of more than 5% of the voting stock or substantially all of the assets of any bank or bank holding company. The BHCA authorizes interstate bank acquisitions anywhere in the country and allows interstate branching by acquisition and consolidation in those states that have not opted out. Ohio, Kentucky and Florida did not opt out of interstate branching.

Provident is prohibited by the BHCA from engaging in nonbanking activities, unless such activities are determined by the Federal Reserve to be financial in nature or closely related to banking. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities.

There are various legal and regulatory limits on the extent to which Provident's subsidiary banks may pay dividends or otherwise supply funds to Provident. In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. See ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" and Note 19 included in "Notes to Consolidated Financial Statements".

Federal and state laws regulate the operations of Provident's banking affiliates, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon, restricting investments and other activities, and subjecting the banking affiliates to regulation and examination by the Federal Reserve, state banking authorities and the FDIC.

Legislation to overturn Depression-era restrictions on bank affiliations, the Gramm-Leach-Bliley Act ("GLBA"), became law on November 12, 1999. GLBA eliminates certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. It provides for a new type "Financial Holding Company" under which affiliations among these entities may occur, subject to the umbrella regulation of the Board of Governors of the Federal Reserve System and affiliate regulation by the functional financial regulators. GLBA permits certain non-banking financial activities to be conducted in an operating subsidiary of a bank. In addition, GLBA imposes new privacy disclosure and "opt out" requirements on virtually all regulated financial services organizations.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides that a holding company's controlled insured depository institutions can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of an affiliated insured bank or savings association.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and income of Provident and its subsidiaries cannot be predicted.

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

ITEM 2.  PROPERTIES
-------------------

Provident and its subsidiaries occupy their headquarters located at One East Fourth Street, Cincinnati, Ohio and additional office space in downtown Cincinnati under long-term leases. Provident Bank owns five buildings in the Queensgate area of Cincinnati that contain approximately 200,000 square feet which are used for offices, data processing and warehouse facilities. Provident Bank owns thirty-one of its branch locations and leases thirty-six. Provident Bank of Florida owns three of its branch locations and leases five. For information concerning rental obligations, see Note 6 included in "Notes to Consolidated Financial Statements".

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Provident and its subsidiaries are not parties to any pending legal proceedings other than routine litigation incidental to their business, the results of which will not be material to Provident or its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None in the fourth quarter.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER
-----------------------------------------------------------------------
MATTERS
-------

The Common Stock is traded on the NASDAQ Stock Market under the symbol "PFGI". The following table sets forth, for the periods indicated, the high, low and period end closing sales prices as reported on NASDAQ and the quarterly dividends paid by Provident.

                                    1999                                1998
                     ----------------------------------------------------------------------
                      Fourth   Third   Second    First    Fourth   Third    Second   First
                     Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
-------------------------------------------------------------------------------------------
High Close            $43.31   $45.88   $44.38   $41.94   $44.00   $50.50   $56.00   $53.00
Low Close              33.63    36.13    35.56    35.31    27.06    38.25    45.63    45.00
Period End Close       35.88    36.56    43.75    38.38    37.75    40.00    45.63    52.75
Cash Dividends           .22      .22      .22      .22      .20      .20      .20      .20

At February 29, 2000, there were 5,921 holders of record of Provident's Common Stock.

In 1999 and 1998 Provident paid dividends on its Common Stock of $37.4 million and $34.5 million and on its Preferred Stock of $.9 million and $.8 million, respectively. Provident increased its quarterly dividend rate per share from $.22 to $.24 beginning in the first quarter of 2000. It is expected that in the next several years, Provident's revenues will consist principally of dividends paid to it by its subsidiaries and interest generated from lending and investing activities. A discussion of limitations and restrictions on the payment of dividends by subsidiaries to Provident is contained under ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" and Note 19 included in "Notes to Consolidated Financial Statements".

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                       Five Year                For Year Ended December 31,
(Dollars In Millions                   Compound    ---------------------------------------------------
 Except Per Share Amounts)            Growth Rate     1999       1998       1997       1996       1995
------------------------------------------------------------------------------------------------------
Earnings:
 Total Interest Income                        14%  $   674    $   634    $   572    $   520    $   462
 Total Interest Expense                       17      (362)      (347)      (309)      (280)      (260)
                                                   -------    -------    -------    -------    -------
  Net Interest Income                         11       312        287        263        240        202
 Provision for Loan and Lease Losses          32       (48)       (31)       (45)       (47)       (14)
 Noninterest Income                           48       270        223        173        101         62
 Noninterest Expense                          21      (308)      (302)      (226)      (175)      (143)
                                                   -------    -------    -------    -------    -------
  Income Before Income Taxes                  21       226        177        165        119        107
 Applicable Income Taxes                      22       (80)       (62)       (58)       (41)       (35)
                                                   -------    -------    -------    -------    -------
  Net Income (1)                              21   $   146    $   115    $   107    $    78    $    72
                                                   =======    =======    =======    =======    =======

Per Common Share Data:
 Basic Earnings (1)                           17%  $  3.40    $  2.66    $  2.59    $  1.96    $  1.98
 Diluted Earnings (1)                         19      3.29       2.56       2.45       1.87       1.75
 Dividends Paid                               16       .88        .80        .72        .54        .47
 Book Value                                   15     18.57      16.29      14.69      12.54      10.78

Balances at December 31:
 Total Investment Securities                  24%  $ 2,019    $ 1,514    $ 1,382    $ 1,028    $   960
 Total Loans and Leases                        9     6,324      5,624      5,052      5,311      4,896
 Reserve for Loan and Lease Losses            12        91         76         72         67         60
 Total Assets                                 12     9,723      8,135      7,107      6,824      6,205
 Noninterest Bearing Deposits                 21     1,175        670        605        554        524
 Interest Bearing Deposits                     9     5,464      4,657      4,091      4,042      3,655
 Long-Term Debt and Junior
   Subordinated Debentures                    22     1,056      1,033        787        950        820
 Total Shareholders' Equity                   18       826        704        626        514        433
 Off Balance Sheet Managed Assets              -     5,938      3,220      1,533        257          -

Other Statistical Information:
 Return on Average Assets (1)                         1.62%      1.45%      1.56%      1.23%      1.29%
 Return on Average Equity (1)                        20.19      16.61      19.13      17.03      18.37
 Dividend Payout Ratio                               26.13      30.72      28.15      28.12      26.17

Capital Ratios at December 31:
 Total Equity to Total Assets                         8.49%      8.65%      8.81%      7.53%      6.97%
 Tier 1 Leverage Ratio                               10.84       9.00       9.94       8.97       7.13
 Tier 1 Capital to Risk-Weighted Assets               9.58       8.55       9.67       9.19       7.52
 Total Risk-Based Capital to
   Risk-Weighted Assets                              11.60      11.15      13.11      13.00      11.77

Loan Quality Ratios at December 31:
 Reserve for Loan and Lease Losses to
   Total Loans and Leases                             1.44%      1.35%      1.42%      1.26%      1.23%
 Reserve for Loan and Lease Losses to
   Nonperforming Loans                              164.84     178.30     153.82     304.51     142.57
 Nonperforming Loans to Total Loans
   and Leases                                         0.87       0.76       0.93       0.41       0.86
 Net Charge-Offs to Average Total
   Loans and Leases                                   0.54       0.48       0.77       0.84       0.13

(1)  Selected Financial Data on Operating Income follows (excludes Special Charges and
     Exit Costs (1998) and One-Time Deposit Insurance Charges (1996):

       Net Income                             21%  $   146    $   129    $   107    $    83    $    72
       Basic Earnings                         17      3.40       2.99       2.59       2.09       1.98
       Diluted Earnings                       19      3.29       2.88       2.45       1.99       1.75
       Return on Average Assets                       1.62%      1.63%      1.56%      1.31%      1.29%
       Return on Average Equity                      20.19      18.67      19.13      18.18      18.37

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

This discussion should be read in conjunction with the audited consolidated financial statements. Average balances reported are based on daily calculations.

INTRODUCTION

Provident Financial Group, Inc. (Parent) is a holding company for two FDIC member banks, The Provident Bank and Provident Bank of Florida. Major business lines are: Commercial Banking, a provider of credit products and cash management services to commercial customers; Retail Banking, a provider of consumer lending, deposit accounts, trust, brokerage and investment products and services; and Mortgage Banking, an originator and servicer of conforming and nonconforming residential loans to consumers and short-term financing to mortgage originators and brokers.

PERFORMANCE SUMMARY

The following table summarizes three-year financial data for Provident, along with calculated variances from the prior year:

                                      Year Ending 1999              Year Ending 1998              Year Ending 1997
(Dollars in Millions             ---------------------------------------------------------------------------------------
 Except Per Share Data)          Amount     $ Chg     % Chg    Amount    $ Chg     % Chg     Amount    $ Chg       % Chg
------------------------------------------------------------------------------------------------------------------------
Net Interest Income             $   312   $    25         9%  $   287  $    24         9%   $   263  $    23        10%
Noninterest Income                  270        47        21       223       50        29        173       72        71
Total Revenue                       582        72        14       510       74        17        436       95        28
Provision for Loan
 and Lease Losses                    48        17        55        31      (14)      (31)        45       (2)       (4)
Noninterest Expense (1)             308         6         2       302       76        34        226       51        29
Net Income (1)                      146        31        27       115        8         7        107       29        37
Total Loans and Leases            6,324       700        12     5,624      572        11      5,052     (259)       (5)
Total Assets                      9,723     1,588        20     8,135    1,028        14      7,107      283         4
Total Off Balance Sheet
  Managed Assets                  5,938     2,718        84     3,220    1,687       110      1,533    1,276       496
Total Deposits                    6,639     1,312        25     5,327      631        13      4,696      100         2
Long-Term Debt and Junior
 Subordinated Debentures          1,056        23         2     1,033      246        31        787     (163)      (17)
Stockholders' Equity                826       122        17       704       78        12        626      112        22
Per Common Share:
  Book Value                      18.57      2.28        14     16.29     1.60        11      14.69     2.15        17
  Diluted Earnings (1)             3.29      0.73        29      2.56     0.11         4       2.45     0.58        31
Ratio Analysis:
  Net Interest Margin              3.86%                         3.93%                         4.03%
  Return on Average Equity (1)    20.19%                        16.61%                        19.13%
  Return on Average Assets (1)     1.62%                         1.45%                         1.56%
  Average Equity to
   Average Assets                  8.00%                         8.73%                         8.14%
  Dividend Payout to
   Net Earnings                   26.13%                        30.72%                        28.15%

(1) Financial Data based on Operating Income follows (excludes Special Charges and Exit Costs in 1998):

    Noninterest Expense         $   308   $    28        10   $   280  $    54        24    $   226  $    59        35
    Net Income                      146        17        13       129       22        21        107       24        29
    Diluted Earnings               3.29      0.41        14      2.88     0.43        18       2.45     0.46        23
    Return on Average Equity      20.19%                        18.67%                        19.13%
    Return on Average Assets       1.62%                         1.63%                         1.56%
    Efficiency Ratio              52.90%                        56.42%                        53.06%

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Provident reported net income of $146.4 million, $115.0 million and $107.4 million for 1999, 1998 and 1997, respectively. On an operating income basis (excludes unusual and significant after-tax charges of $14.3 million), net income for 1998 was $129.3 million. Operating earnings per diluted share increased 14% during 1999 to $3.29, compared to $2.88 for 1998 and $2.45 for 1997. On an operating income basis, return on average equity was 20.19%, 18.67% and 19.13% and return on average assets was 1.62%, 1.63% and 1.56% for the three years ended 1999, 1998 and 1997, respectively.

Strong revenue growth contributed to the higher net income in 1999 and 1998. Revenue (net interest income plus noninterest income) increased 14% during 1999 over 1998 and 17% during 1998 over 1997. Noninterest income outpaced net interest income in its rate of growth during this three-year time period as a result of Provident's emphasis on fee revenue. Fee revenue grew primarily from increased service charges on deposit accounts and in other service charges and fees that consisted primarily of loan servicing fees. Additionally, gains recognized on the securitization and sale of loans and leases and rental income on operating leases contributed to the growth in noninterest revenues. The growth in net interest income was a result of the growth in the loan and lease portfolio which was funded primarily by deposit growth.

Provident's efficiency ratio, on an operating basis, improved to 52.90% for 1999 compared to 56.42% and 53.06% in 1998 and 1997, respectively. During 1998, management took specific steps to slow the increase of expenses. First, those business units where the prospect for future revenue growth did not justify current operating losses were terminated. Second, a reengineering project, referred to as the Performance Optimization Project, was initiated with areas being identified for potential productivity improvement. The termination of the business units and the reengineering project resulted in a $22.0 million charge during 1998 covering employee termination benefits, business line exit costs, equipment disposition and professional fees.

Total assets at December 31, 1999, 1998 and 1997 were $9.7 billion, $8.1 billion and $7.1 billion, respectively. Asset quality ratios remained consistent with those of prior years. The ratio of nonperforming assets to total assets was .61%, .56% and .83% as of December 31, 1999, 1998 and 1997, respectively. Provident increased the ratio of reserve for loan and lease losses to total loans and leases to 1.44% as of December 31, 1999, compared to 1.35% and 1.42% at December 31, 1998 and 1997, respectively.

Provident sells a significant portion of the loans and leases it originates while retaining the servicing rights. As a result, managed assets, which represent total assets plus loans and leases serviced for others, totaled $15.7 billion, $11.4 billion and $8.6 billion as of December 31, 1999, 1998 and 1997, respectively.

Total deposits for 1999, 1998 and 1997 were $6.6 billion, $5.3 billion and $4.7 billion. Average core deposits grew 12% from 1998 to 1999 with significant contribution coming from the Florida franchise. Non-core deposits grew as a result of higher brokered certificates of deposit and noninterest bearing deposits of securitization trusts.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Shareholders' equity has increased $122 million and $78 million during 1999 and 1998, respectively. The growth in equity has been the result of income exceeding dividends paid, the exercise of stock options and shares of stock issued in connection with acquisitions.

BUSINESS INITIATIVES

The financial services industry is highly competitive. To compete effectively, management is focusing on its core strategy and the application of steady and basic business processes. Provident's plan is to increase revenue by increasing sales of its existing products and services in its current markets, introducing its products and services in new markets, and adding new products and services. Examples of how this strategy is being applied include:

o Acquisition of Financial Institutions: To increase market share in the greater Cincinnati metropolitan area, Provident acquired OHSL Financial Corp. and Fidelity Financial of Ohio. The acquisition of OHSL, which was consummated during the fourth quarter of 1999, added $191 million in deposits while the acquisition of Fidelity, which was completed during the first quarter of 2000, increased deposits by $556 million.

o Expansion of Commercial Real Estate Lending: Provident Capital Funding, with headquarters in Atlanta, was established during the first quarter of 1999 as a national originator and seller of commercial real estate loans to loan syndicators. The assets of Capstone Realty Advisors, LLC were purchased in the third quarter of 1999. Capstone Realty Advisors is a Cleveland-based commercial mortgage loan originator ($400 million annually) and servicer ($1.3 billion). As the loans originated by Provident Capital Funding and Capstone are sold to third parties with servicing retained, these business units will provide additional loan servicing revenue to Provident without the accompanying credit risk of the real estate loans.

o Expansion of Financial Centers in Florida: During the fourth quarter of 1999, Provident announced the planned opening of five financial centers in Manatee County, Florida. These financial centers, which are scheduled to open by June 2000, represent a significant expansion in southwestern Florida, as Provident currently operates five financial centers in Sarasota County and three financial centers in South Hillsborough County.

o New Corporate Banking Offices: Commercial Banking expanded during 1998 and 1999 by opening offices in Indianapolis, San Francisco, Chicago and Baltimore. In addition, a greater emphasis has been placed on commercial lending for the West Coast of Florida. These locations are expected to contribute to the continuing growth of the commercial lending business.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

o National Nonconforming Mortgage Operations: During 1999, over $2.3 billion of nonconforming mortgage loans were sold with servicing retained. During 2000, direct and third party servicing of nonconforming mortgage loans by the Mortgage Banking business line will continue to represent a major business opportunity.

o Internet Efforts: Provident continues to develop and expand upon its internet banking services, leveraging off of the successful launch of its Retail Online Banking site. Emphasis during 2000 will center on creating an appropriate internet presence for all divisions of Provident, along with increasing its marketing efforts to achieve a deeper penetration of its customer base. Provident also participates with a number of large internet financial services consolidators and seeks to further increase the number of these relationships. Lastly, Provident is exploring internal processing opportunities presented by the internet to improve operational efficiencies.

o Loan Securitizations and Sales with Retained Servicing: Management remains committed to moving assets off-balance sheet as strong lending efforts, from both internal and third-party sources, continue to generate assets more rapidly than deposits can be generated. Provident securitizes and sells nonconforming residential loans, auto leases, equipment leases, home equity loans, mortgage warehouse lines, and credit card balances, while retaining the servicing of the assets. Additionally, noninterest revenues are enhanced from the recognition of fees received on the servicing of these off-balance sheet assets.

o Increased Focus on the ATM Network: In October 1998, an agreement was completed to deploy ATMs in Wal-Mart and Sam's Club stores in Ohio and Kentucky. In January 1999, an agreement was signed with United Dairy Farmers, a Cincinnati based operator of convenience stores, to provide an additional 79 ATMs. Through this agreement, Provident will become the exclusive provider of ATM services for United Dairy Farmers. With these agreements, Provident's ATM network has grown to 446 locations, including 202 at United Dairy Farmers and 139 at Wal-Mart and Sam's Club stores.

o Improved Efficiency: Provident has taken multiple steps to improve its operating efficiencies including the elimination or reduction of products and services for which the prospect for profit was not satisfactory. Programs terminated include the MeritValu program, Free Market Partners, the national conforming mortgage division and overlapping branches. In addition, a consulting firm was employed to assist Provident in identifying process reengineering opportunities in order to reduce costs, increase fee income and re-deploy resources to grow revenues. The review, referred to as the Performance Optimization Project, was completed in December 1998, with implementation substantially completed during 1999.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

BUSINESS LINES

The following table summarizes net income by major lines of business for the past three years:

                                                                Percentage
                                                            Increase (Decrease)
                                                            -------------------
(Dollars in Millions)              1999     1998     1997   1999/98    1998/97
-------------------------------------------------------------------------------
Commercial Banking               $ 74.1   $ 85.3   $ 71.2    (13)%        20%
Retail Banking                     32.3     17.4     15.8     86          10
Mortgage Banking                   39.0     14.6     15.5    167          (6)
Corporate Center                    1.0     12.0      4.9    (92)        145
Special Charges and Exit Costs      -      (14.3)     -        -           -
                                 ------   ------   ------
                                 $146.4   $115.0   $107.4     27%          7%
                                 ======   ======   ======

Key components of the management reporting process follow:

o Risk-Based Equity Allocations: Provident uses a comprehensive approach for measuring risk and making risk-based equity allocations. Risk measurements are applied to credit, residual, operational and corporate-level risks.

o Transfer Pricing: Provident utilizes a cash flow-matched funds transfer pricing methodology that isolates the business units from fluctuations in interest rates, and provides management with the ability to measure customer, product or business unit level profitability based on the financial characteristics of the products rather than the level of interest rates.

o Provision for Loan and Lease Losses: Business lines are charged for provision based upon the size and composition of its loan/lease portfolio. The difference between the actual provision and its allocation to the business lines is charged/credited to "Corporate Center".

o Costs Allocation: Provident applies a detailed approach to allocating costs at the business unit, product and customer levels. Allocations are generally based on volume/activity and are reviewed and updated regularly.

o "Corporate Center": Corporate Center includes revenue and expenses not allocated to the primary business lines, interest and gain/loss on the sale of investment securities, and any nonrecurring business revenues and expenses.

o Prior Period Numbers: Prior period numbers have been restated to conform with the current business line reporting structure and current methodology of allocating revenue and expense between business lines.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Business line descriptions and fluctuation analysis follow:

o  Commercial  Banking  is a  provider  of  credit  products  and  cash management services to commercial customers. The group includes Commercial Lending, serving middle market clients in the Midwest;
   Provident Capital Corp., a national financier of business expansions, re-capitalizations, and provider of asset based lending services; Commercial Mortgage, a provider of construction and permanent mortgage financing; Information Leasing Corporation, a national small to mid-ticket equipment leasing company; and Provident Commercial Group, a national lessor of large equipment.

   Commercial Banking is the company's largest line of business contributing approximately 50% of the Bank's net income. Average loan balances increased 15% and total revenues were up 4% in 1999. However, net income for 1999 declined 13% compared to 1998. The drop in earnings was attributable to a decline in warrant gains, higher provision expense and rising operating expenses attributable to the start-up of several new businesses. Net income climbed 20% from 1997 to 1998. Increases in net interest income, resulting from loan growth, and noninterest income, attributable to an equipment lease securitization, warrant gains and equipment gains, were primarily responsible for the increase.

   Start-up costs were incurred for the formation of Provident Capital Funding and the purchase of Capstone Realty Advisors, LLC assets. Provident Capital Funding and Capstone provide Provident with a national platform to generate fee income from originating, selling and servicing commercial real estate loans. Start-up costs were also incurred from opening corporate lending offices in Indianapolis, Chicago and Baltimore.

   Growth in average assets for 1999 as compared to 1998 was 15%, an improvement over the 4% growth from 1997 to 1998. Year-end loan balances increased 26% from 1998 to 1999. The positive impact of this loan growth on the net interest margin was partially offset by interest spread compression in late 1998 and early 1999. Margin pressures moderated during the later months of 1999.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

o Retail Banking provides consumer lending, deposit accounts, trust, brokerage and investment products and services to its customers. This business line includes both the Consumer Lending and Consumer Banking business units. Net income grew by $14.9 million (86%) in 1999 as compared to $1.6 million (10%) in 1998. The acceleration of profit growth was driven by a variety of factors. Auto lease production grew significantly as Provident expanded the number of auto dealerships that distribute Provident lease financing products to their customers. Auto lease managed assets increased $656 million (61%) in 1999 as compared to $295 million (38%) in 1998. In addition, as a result of enhanced credit scoring and risk-adjusted pricing systems implemented by Retail Banking, direct and indirect instalment loans and leases experienced a significant improvement in net charge-offs. Total period end managed loans and leases for Retail Banking were $3.2 billion, $2.3 billion and $1.8 billion for 1999, 1998 and 1997, respectively.

   Retail Banking also benefited from higher levels of deposits during the current year. Average core deposits for 1999 grew by 12% compared to 2% in 1998, with significant contribution coming from the Florida franchise where average core deposits grew by 58% in 1999 as compared to 11% in 1998. To further capitalize on the Florida deposit growth, Provident announced plans to open five additional financial centers in Florida during 2000. Also in 2000, Provident will continue to enhance its distribution of products and services via on-line banking, ATM machines and a call center.

   Noninterest income increased $15.3 million (21%) in 1999 compared to $20.1 million (39%) in 1998. During 1999, credit card balances of $230 million were securitized, generating a gain of $4.0 million. Growth in managed credit card assets was $73 million and $97 million in 1999 and 1998, respectively. Also during 1999, auto lease operating income increased $6 million as a result of higher managed lease receivables. Additional factors that contributed to higher net income in 1999 include higher fees in the areas of loan servicing, brokerage, fund management and trust. Factors which contributed to the growth in noninterest income during 1998 were increases in operating auto lease income, service charges on deposit accounts and end-of-term auto lease fees.

o Mortgage Banking originates and services conforming and nonconforming residential loans to consumers and provides short-term financing to mortgage originators and brokers. Net income for 1999 was $39.0 million, an increase of $24.4 million as compared to 1998. The increase in net income was primarily the result of strong nonconforming loan production in 1999.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

   Industry consolidation allowed Provident to expand its volume during 1999. During 1999, Mortgage Banking securitized and sold nonconforming loans totaling $2.3 billion resulting in the recognition of a $73.3 million gain, a gain to loans sold ratio of 3.1%. In 1998, $1.1 billion of loans were securitized and sold resulting in a $36.3 million gain, a gain to loans sold ratio of 3.4%. The lower gain to loans sold ratio from 1998 to 1999 was primarily due to lower spreads between mortgage yields and cost of funds. In 1997, loans securitized and sold were $844 million and the gain was $36.9 million, a gain to loans sold ratio of 4.4%. The change in profitability from 1997 to 1998 was due primarily to more conservative performance assumptions being used in the gain on sale calculations.

   Total revenue for 1999 was $122.2 million, as compared to $73.0 million in 1998 and $53.6 million in 1997. The increase in revenue was primarily attributable to an increase in loan servicing fees as well as the gains on the sale of nonconforming loans. Operating expenses increased during 1999 due primarily to increased staffing associated with the higher volume of loans being generated and serviced by this business unit.

DETAILED INCOME ANALYSIS

Net Interest Income

Net interest income equals the difference between interest earned on loans, leases and investments and interest incurred on deposits and other borrowed funds. Net interest income is affected by changes in both interest rates and the amounts of interest earning assets and interest bearing liabilities outstanding.

Net interest income represents the principal source of income for Provident. In 1999, 1998 and 1997, net interest income on a taxable equivalent basis was $312.1 million, $286.9 million and $263.0 million, respectively, which represented 54%, 56% and 60% of net revenues (net interest income plus noninterest income). The downward trend of this ratio is due primarily to the high volume of loan and lease originations and subsequent sales, while retaining the servicing. This activity has resulted in raising noninterest income, in the areas of loan servicing fees and the recognition of gains on the sale of loans and leases.

Net interest margin represents net interest income as a percentage of total interest earning assets. The net interest margin was 3.86%, 3.93% and 4.03% for 1999, 1998 and 1997, respectively. The slight decrease in the margin during 1999 was the result of changes in volumes and rates of earning assets and their corresponding funding sources. During 1999, the balance sheet was proactively adjusted to decrease Provident's overall sensitivity to changes in market rates.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The following table provides an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. The net interest spread is the difference between the average yield earned on assets and the average rate incurred on liabilities. For comparative purposes, the table has been adjusted to reflect tax-exempt income on a fully taxable equivalent basis assuming an income tax rate of 35%.

                                                    Year Ended December 31,
                              ------------------------------------------------------------------
                                       1999                   1998                   1997
                              ------------------------------------------------------------------
                              Average Income/ Avg.   Average Income/ Avg.   Average Income/ Avg.
(Dollars in Millions)         Balance Expense Rate   Balance Expense Rate   Balance Expense Rate
------------------------------------------------------------------------------------------------
ASSETS
 Interest Earning Assets:
  Loans and Leases:
   Corporate Lending:
    Commercial                $3,567  $311.0   8.72% $3,173  $293.1   9.24% $2,581  $239.9   9.29%
    Mortgage                     421    36.6   8.70     446    41.7   9.35     496    46.6   9.40
    Construction                 485    39.6   8.15     359    30.9   8.62     292    25.7   8.81
    Lease Financing              289    28.6   9.92     318    34.8  10.97     267    29.7  11.12
   Consumer Lending:
    Instalment                   560    57.4  10.24     677    66.4   9.80     814    80.7   9.93
    Residential                  389    40.9  10.51     226    20.8   9.19     268    21.9   8.14
    Lease Financing              626    51.6   8.24     507    38.2   7.54     616    47.8   7.76
                              ------  ------         ------  ------         ------  ------
     Total Loans and Leases    6,337   565.7   8.93   5,706   525.9   9.22   5,334   492.3   9.23
  Investment Securities        1,662   104.4   6.28   1,511   100.2   6.63   1,173    79.0   6.74
  Trading Account Securities      62     3.3   5.35      68     6.5   5.51       -       -      -
  Federal Funds Sold and
   Reverse Repurchase
   Agreements                     17      .8   4.87      25     1.3   5.41      15      .9   5.71
                              ------  ------         ------  ------         ------  ------
 Total Earning Assets          8,078   674.2   8.35%  7,310   633.9   8.67%  6,522   572.2   8.77%
 Cash and Noninterest
  Bearing Deposits               239                    193                    156
 Other Assets                    744                    427                    218
                              ------                 ------                 ------
  Total Assets                $9,061                 $7,930                 $6,896
                              ======                 ======                 ======
LIABILITIES AND
 SHAREHOLDERS' EQUITY
 Interest Bearing Liabilities:
  Deposits:
   Demand Deposits              $282     5.2   1.85%   $264     5.6   2.13%   $246     5.5   2.22%
   Savings Deposits            1,265    50.4   3.98   1,091    44.5   4.08     630    22.2   3.52
   Time Deposits               3,483   186.6   5.36   3,047   172.1   5.65   3,378   193.8   5.74
                              ------  ------         ------  ------         ------  ------
    Total Deposits             5,030   242.2   4.81   4,402   222.2   5.05   4,254   221.5   5.21
  Short-Term Debt:
   Federal Funds Purchased
    and Repurchase Agreements    981    49.5   5.04   1,068    57.9   5.42     494    26.4   5.34
   Commercial Paper              210    10.2   4.87     233    13.0   5.59     157     9.2   5.86
   Short-Term Notes Payable        1      .1   4.83       2      .1   5.60       2      .1   5.23
                              ------  ------         ------  ------         ------  ------
    Total Short-Term Debt      1,192    59.8   5.01   1,303    71.0   5.45     653    35.7   5.46
  Long-Term Debt                 828    47.0   5.67     738    45.1   6.12     687    43.4   6.32
  Junior Subordinated
   Debentures                    161    13.2   8.20      99     8.7   8.76      99     8.6   8.77
                              ------  ------         ------  ------         ------  ------
 Total Interest Bearing
  Liabilities                  7,211   362.2   5.02%  6,542   347.0   5.31%  5,693   309.2   5.43%
 Noninterest Bearing Deposits    860                    545                    451
 Other Liabilities               265                    151                    191
 Shareholders' Equity            725                    692                    561
                              ------                 ------                 ------
  Total Liabilities and
   Shareholders' Equity       $9,061                 $7,930                 $6,896
                              ======  ------         ======  ------         ======  ------
Net Interest Income                   $312.0                 $286.9                 $263.0
                                      ======                 ======                 ======
Net Interest Margin                            3.86%                  3.93%                  4.03%
                                               =====                  =====                  =====
Net Interest Spread                            3.33%                  3.36%                  3.34%
                                               =====                  =====                  =====

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The following table shows the changes in net interest income on a tax equivalent basis resulting from changes in volume and changes in rates. Changes not solely due to volume or rate have been allocated proportionately.

                                             Year Ended December 31,
                                   ------------------------------------------
                                    1999 Changes from       1998 Changes from
                                       1998 Due to             1997 Due to
                                   ------------------------------------------
(In Thousands)                      Volume       Rate       Volume       Rate
-----------------------------------------------------------------------------
Interest Earned On:
 Loans and Leases:
  Corporate Lending:
   Commercial                     $ 35,024    $(17,110)   $ 54,677    $(1,476)
   Mortgage                         (2,310)     (2,842)     (4,628)      (222)
   Construction                     10,365      (1,750)      5,796       (567)
   Lease Financing                  (3,019)     (3,163)      5,536       (418)
  Consumer Lending:
   Instalment                      (11,904)      2,875     (13,354)      (981)
   Residential                      16,702       3,352      (3,663)     2,619
   Lease Financing                   9,593       3,812      (8,289)    (1,352)
                                  --------    --------    --------    -------
    Net Loans and Leases            54,451     (14,826)     36,075     (2,397)
 Investment Securities               9,688      (5,538)     22,455     (1,223)
 Trading Account                      (578)     (2,593)      6,463          -
 Federal Funds Sold                   (385)       (123)        525        (49)
                                  --------    --------    --------    -------
     Total                          63,176     (23,080)     65,518     (3,669)
                                  --------    --------    --------    -------
Interest Paid On:
 Demand Deposits                       366        (785)        392       (230)
 Savings Deposits                    6,928      (1,089)     18,373      3,958
 Time Deposits                      23,722      (9,284)    (18,787)    (2,849)
                                  --------    --------    --------    -------
  Total Deposits                    31,016     (11,158)        (22)       879
 Short-Term Debt:
  Federal Funds Purchased           (4,580)     (3,828)     31,121        384
  Commercial Paper                  (1,220)     (1,590)      4,253       (443)
  Short-Term Notes Payable              (3)        (11)         (3)         6
                                  --------    --------    --------    -------
   Total Short-Term Debt            (5,803)     (5,429)     35,371        (53)
 Long-Term Debt                      5,241      (3,430)      3,128     (1,448)
 Junior Subordinated Debentures      5,125        (587)          5         (5)
                                  --------    --------    --------    -------
     Total                          35,579     (20,604)     38,482       (627)
                                  --------    --------    --------    -------
Net Interest Income               $ 27,597    $ (2,476)   $ 27,036    $(3,042)
                                  ========    ========    ========    =======

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Noninterest Income

The following table details the components of noninterest income and their change since 1997:

                                                                             Percentage
                                                                         Increase (Decrease)
                                                                         -------------------
(Dollars in Thousands)                    1999       1998       1997     1999/98     1998/97
--------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts   $ 31,589   $ 27,242   $ 24,752          16%         10%
Other Service Charges and Fees          70,029     43,873     29,080          60          51
Operating Lease Income                  40,902     37,481     26,207           9          43
Warrant Gains                            9,147     15,354     12,782         (40)         20
Gain on Sales of Loans and Leases       98,860     63,733     54,318          55          17
Security Gains                              71     12,940      9,713        (100)         33
Other                                   19,880     22,364     15,806         (11)         42
                                      --------   --------   --------
                                      $270,478   $222,987   $172,658          21%         29%
                                      ========   ========   ========

Noninterest income has grown significantly over the past two years. Noninterest income increased $47.5 million (21%) during 1999 and $50.3 million (29%) during 1998. Explanations for the growth in noninterest income by category follow:

o Service Charges on Deposit Accounts: Service charges on deposit accounts increased during 1999 as a result of pricing and volume increases on corporate and personal demand deposit accounts and increased ATM fees from the increased number of ATMs. Since December 31, 1998, approximately 100 ATMs have been placed in service bringing the total deployment to 446. In 1998, service charges on deposit accounts increased as a result of increased fees received on corporate deposit accounts, and ATM usage.

o Other Service Charges and Fees: The increased revenue is due to a significant increase in loan servicing fees, primarily from the residential mortgage, warehouse lending and auto leasing areas during 1999 and the residential mortgage area in 1998.

o Operating Lease Income: The increase in operating lease revenue during 1999 is due primarily to the growth of Provident Commercial Group, a national lessor of large equipment, which recorded an additional $5.9 million in operating lease revenue during 1999 compared to 1998. The increase in operating lease revenue in 1998 was the result of the securitization of automobiles and the expansion of Provident Commercial Group. The securitization of automobiles involves the sale and leaseback of automobiles with investors. As these automobiles are subleased to third-party consumers, lease revenue from the consumers, net of lease expense to the investors of the automobiles, is recognized as operating lease income. The expansion of Provident Commercial Group resulted in an increase in operating lease revenue of $4.1 million during 1998 as compared to 1997.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

o Warrant Gains: Provident's Corporate Banking business line from time to time acquires equity warrants as a part of the lending fee structure established with customers. Warrant gains decreased $6.2 million in 1999 after increasing $2.6 million in 1998.

o Gain on Sales of Loans and Leases: Provident securitizes and/or sells a portion of its assets with servicing generally retained. The following table provides detail of the gain on sales recognized during the past three years.

(In Thousands)                                        1999      1998      1997
------------------------------------------------------------------------------
Cash Gains -- Loan and Lease Sales:
  Equipment Lease Securitizations                  $13,164   $13,429    $    -
  Conforming Residential Whole Loan Sales            1,911     5,077     6,335
  Credit Card Whole Loan Sales                           -     3,420         -
  Nonconforming Residential Whole Loan Sales           174       290       495
  Other Loan Sales                                     556       447       156
                                                   -------   -------   -------
                                                    15,805    22,663     6,986
                                                   -------   -------   -------
Non-Cash Gains -- Loan and Lease Sales:
  Nonconforming Residential Loan Securitizations    73,304    36,337    36,886
  Prime Consumer Home Equity Securitizations         5,758     4,733    10,446
  Credit Card Loan Securitizations                   3,993         -         -
                                                   -------   -------   -------
                                                    83,055    41,070    47,332
                                                   -------   -------   -------
                                                   $98,860   $63,733   $54,318
                                                   =======   =======   =======

   A detailed discussion of the various securitizations and sales of loans and leases is provided under the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity" section of this report.

o Other: The largest components of revenue within other income have been equipment lease residual sales ($9.2 million, $8.9 million and $1.8 million in 1999, 1998 and 1997, respectively) and realized gains on investments in partnerships ($1.7 million in 1998 and 2.9 million in 1997).

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Noninterest Expense

The following table details the components of noninterest expense and their change since 1997:

                                                                         Percentage
                                                                     Increase (Decrease)
                                                                     -------------------
(Dollars in Thousands)                1999       1998       1997     1999/98     1998/97
----------------------------------------------------------------------------------------
Salaries, Wages and Benefits      $145,948   $124,639   $101,454          17%         23%
Depreciation on Operating
 Lease Equipment                    23,076     21,662     17,667           7          23
Occupancy                           17,506     16,951     12,744           3          33
Professional Fees                   19,262     18,276     14,912           5          23
Equipment Expense                   23,482     20,771     15,208          13          37
Charges and Fees                    15,144     14,317     12,652           6          13
Other                               63,737     63,785     51,341           -          24
                                  --------   --------   --------
 Noninterest Expense Before
  Significant and Unusual Items    308,155    280,401    225,978          10          24
Special Charges and Exit Costs           -     22,005          -           -           -
                                  --------   --------   --------
                                  $308,155   $302,406   $225,978           2%         34%
                                  ========   ========   ========

Noninterest expense before significant and unusual items increased $27.8 million (10%) and $54.4 million (24%) during 1999 and 1998, respectively. Components of noninterest expense, along with an explanation as to their fluctuations, follow:

o Salaries, Wages and Benefits: Compensation increased in 1999 and 1998 due primarily to increased staffing in the Mortgage Banking and Corporate Banking business lines combined with increases in performance based incentives and benefit plan expenses.

o Depreciation on Operating Lease Equipment: Increases in leased equipment by Provident Commercial Group during 1999 and 1998 is the
   primary  reason  for  the  increase  in  depreciation   expense.

o Occupancy: An increase in rent expense, primarily in the areas of Mortgage Banking during 1999 and Retail Banking during 1998, resulted in higher occupancy expense.

o Professional Fees: The increase in professional fees was a result of higher legal and temporary employment services in 1999, and higher management consulting, legal and temporary employment services in 1998.

o Equipment Expense: Equipment expense increased due to higher depreciation expense related to technology areas, branches and ATMs in 1999. The purchase and subsequent depreciation of computer and data processing equipment was the primary reason for the increase in 1998.

o Charges and Fees: Charges and fees have increased due to higher credit card processing fees in 1999 and higher loan origination costs in 1998.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

o  Other:  Larger fluctuations within other noninterest expense in 1998
   include  Year  2000   compliance,   marketing   and   communications
   expenditures.

o Special Charges and Exit Costs: Provident's efficiency ratio (operating expenses as a percentage of net revenue) deteriorated from 48.84% in 1996 to 56.42% in 1998. As a result, Provident took two courses of action. First, the Performance Optimization Project was initiated during the second half of 1998. This project permitted Provident to perform operations more efficiently. As part of the project, Provident associates developed over 1,000 specific actions to increase productivity. These actions were substantially implemented by the end of 1999. Second, an analysis of current and future profitability of various business units was performed. As a result of this analysis, a determination was made that the prospects for future revenue growth did not justify the continued operating losses by the MeritValu and Free Market Partners units. Accordingly, these business units were formally discontinued during the fourth quarter of 1998. In connection with these two initiatives, Provident recorded a special charge of $22 million during the fourth quarter of 1998. This charge was composed of employee termination benefits, fixed asset write-offs, exit costs for the MeritValu and Free Market Partners units, and professional fees incurred in completing the reengineering project.

FINANCIAL CONDITION ANALYSIS

Short-Term Investments and Investment Securities

As of December 31, 1999 and 1998, federal funds sold and reverse repurchase agreements outstanding were $82.0 million and $60.0 million. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment demands, any remainder is placed in overnight federal funds.

As of December 31, 1999 and 1998, Provident held $0 and $50.3 million, respectively, in trading account securities. During 1998, Provident began trading investment securities with the intention of recognizing short-term profits. These securities were carried at fair value with realized and unrealized gains and losses reported in other noninterest income. This activity was discontinued in 1999.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Investment securities represented 21% of average earning assets in both 1999 and 1998, and 18% in 1997. The amortized cost and market value of investment securities available for sale at the dates indicated are summarized in the following table:


                                                 Amortized Cost at December 31,
                                              ------------------------------------
(In Thousands)                                      1999         1998         1997
----------------------------------------------------------------------------------
U.S. Treasury and Federal Agency Debentures   $  226,576   $  152,737   $   17,251
State and Political Subdivisions                   1,822        1,939       10,200
Mortgage-Backed Securities                     1,402,677    1,057,902    1,044,304
Asset-Backed Securities                          104,700      247,311      252,142
Other Securities                                 358,708       68,119       57,606
                                              ----------   ----------   ----------
    Total Securities                          $2,094,483   $1,528,008   $1,381,503
                                              ==========   ==========   ==========
                                                  Market Value at December 31,
                                              ------------------------------------
(In Thousands)                                      1999         1998         1997
----------------------------------------------------------------------------------
U.S. Treasury and Federal Agency Debentures   $  218,733   $  151,338   $   17,401
State and Political Subdivisions                   1,805        1,920       10,396
Mortgage-Backed Securities                     1,342,624    1,047,769    1,043,811
Asset-Backed Securities                           99,753      245,855      252,009
Other Securities                                 356,477       67,271       58,090
                                              ----------   ----------   ----------
    Total Securities                          $2,019,392   $1,514,153   $1,381,707
                                              ==========   ==========   ==========

As of December 31, 1999, the aggregate book value of a single security exceeded ten percent of shareholders' equity. This security, Norwest Asset Securities Corporation, is an investment in securitized residential mortgage pools. The book value and market value of the security was $107.3 million and $99.9 million, respectively.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The following table shows the December 31, 1999 maturities and weighted average yields for investment securities. Yields on equity securities that comprise the fixed rate, due after 10 years classification of other securities have been omitted from the table. A 35% tax rate was used in computing the tax equivalent yield adjustment. The yields shown are calculated based on original cost and effective yields weighted for the scheduled maturity of each security. Mortgage-backed and asset-backed securities are assigned to maturity categories based on their estimated average lives.

                                          Fixed Rate           Floating Rate
                                     --------------------------------------------
                                                                         Weighted
                                                 Weighted                 Average
                                                  Average                Yield On
                                     Amortized   Yield To Amortized       Current
(Dollars in Thousands)                    Cost   Maturity      Cost  Coupon Rates
---------------------------------------------------------------------------------
U.S. Treasury and Federal Agency
  Debentures:
    Due in one year or less         $   10,044      5.50%  $ 21,744      6.02%
    Due after 1 through 5 years        194,788      5.45          -         -
    Due after 5 through 10 years             -         -          -         -
    Due after 10 years                       -         -          -         -
                                    ----------      ----   --------      ----
      Total                         $  204,832      5.45%  $ 21,744      6.02%
                                    ==========      ====   ========      ====
State and Political Subdivisions:
    Due in one year or less         $        -         -%  $      -         -%
    Due after 1 through 5 years              -         -          -         -
    Due after 5 through 10 years             -         -          -         -
    Due after 10 years                   1,822      9.09          -         -
                                    ----------      ----   --------      ----
      Total                         $    1,822      9.09%  $      -         -%
                                    ==========      ====   ========      ====
Mortgage-Backed Securities:
    Due in one year or less         $  154,671      9.98%  $      -         -%
    Due after 1 through 5 years        692,896      7.27     35,279      6.79
    Due after 5 through 10 years       500,576      5.81          -         -
    Due after 10 years                   3,340      7.12     15,915      7.12
                                    ----------      ----   --------      ----
      Total                         $1,351,483      7.49%  $ 51,194      6.86%
                                    ==========      ====   ========      ====
Asset-Backed Securities:
    Due in one year or less         $    1,165      6.18%  $      -         -%
    Due after 1 through 5 years         26,716      7.17     28,801      5.91
    Due after 5 through 10 years        48,018      4.78          -         -
    Due after 10 years                       -         -          -         -
                                    ----------      ----   --------      ----
      Total                         $   75,899      6.35%  $ 28,801      5.91%
                                    ==========      ====   ========      ====
Other Securities:
    Due in one year or less         $        -         -%  $282,492      6.02%
    Due after 1 through 5 years              -         -        300      7.21
    Due after 5 through 10 years           250      7.35          -         -
    Due after 10 years                  75,666         -          -         -
                                    ----------      ----   --------      ----
      Total                         $   75,916      7.35%  $282,792      6.38%
                                    ==========      ====   ========      ====

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Loans and Leases

As of December 31, 1999 and 1998, total on-balance sheet loans and leases were $6.3 billion and $5.6 billion, respectively. Provident has an additional $5.9 billion and $3.2 billion of off-balance sheet loans and leases as of year-end 1999 and 1998, respectively. For more information concerning these off-balance sheet loans and leases, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity". Provident does not have a material exposure to foreign, energy or agricultural loans. The following table shows on-balance sheet loans and leases outstanding at period end by type of loan:

                                                    December 31,
                              --------------------------------------------------------
(Dollars in Millions)           1999        1998        1997        1996        1995
--------------------------------------------------------------------------------------
Dollar:
 Corporate Lending:
  Commercial                  $3,979.8    $3,270.7    $2,733.5    $2,404.9    $2,250.6
  Mortgage                       474.5       436.1       469.5       475.9       448.9
  Construction                   547.9       437.6       305.2       283.7       266.4
  Lease Financing                391.5       243.7       340.3       239.1       128.7
 Consumer Lending:
  Instalment                     444.7       621.4       624.3       924.5     1,000.9
  Residential                    123.8       190.7       136.2       391.6       466.4
  Lease Financing                361.9       423.3       442.8       591.7       334.2
                              --------    --------    --------    --------    --------
   Total Loans and Leases     $6,324.1    $5,623.5    $5,051.8    $5,311.4    $4,896.1
                              ========    ========    ========    ========    ========
Percentage:
 Corporate Lending:
  Commercial                      62.9%       58.1%       54.1%       45.3%       46.1%
  Mortgage                         7.5         7.8         9.3         9.0         9.2
  Construction                     8.7         7.8         6.0         5.3         5.4
  Lease Financing                  6.2         4.3         6.7         4.5         2.6
 Consumer Lending:
  Instalment                       7.0        11.1        12.4        17.4        20.4
  Residential                      2.0         3.4         2.7         7.4         9.5
  Lease Financing                  5.7         7.5         8.8        11.1         6.8
                              --------    --------    --------    --------    --------
   Total Loans and Leases        100.0%      100.0%      100.0%      100.0%      100.0%
                              ========    ========    ========    ========    ========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The following table shows the composition of the commercial loan category by industry type at December 31, 1999, including loan amounts which interest is not being accrued on:

                                                           Amount on
(Dollars in Millions)                Amount    Percentage  Nonaccrual
---------------------------------------------------------------------
Manufacturing                        $  847.5      21.3%        $17.3
Service Industries                      805.9      20.3          15.8
Real Estate Operators / Investment      375.4       9.4            .1
Finance & Insurance                     339.4       8.5            .8
Retail Trade                            319.7       8.0           2.0
Transportation / Utilities              297.4       7.5            .7
Wholesale Trade                         259.8       6.5           1.8
Automobile Dealers                      156.0       3.9           -
Construction                            152.8       3.9           1.5
Other                                   425.9      10.7           3.5
                                     --------     -----         -----
                                     $3,979.8     100.0%        $43.5
                                     ========     =====         =====

The following table shows the composition of commercial mortgage and construction loans by property type at December 31, 1999:

                            Commercial   Commercial                        Amount on
(Dollars in Millions)         Mortgage Construction    Total   Percentage  Nonaccrual
-------------------------------------------------------------------------------------
Office / Warehouse              $108.6       $115.5   $  224.1      21.9%     $  -
Shopping / Retail                101.1         97.0      198.1      19.4        .3
Residential Development           35.2        147.2      182.4      17.8         -
Apartments                        69.8         71.7      141.5      13.8         -
Land                              26.1         27.5       53.6       5.2         -
Hotel / Motel / Restaurants       13.7         16.7       30.4       3.0         -
Auto Sales & Service              22.6          3.5       26.1       2.6         -
Industrial Plants                  8.9          8.3       17.2       1.7         -
Churches                          10.7          2.6       13.3       1.3         -
Healthcare Facilities              8.0          3.5       11.5       1.1         -
Other Commercial Properties       69.8         54.4      124.2      12.2       2.3
                                ------       ------   --------     -----      ----
                                $474.5       $547.9   $1,022.4     100.0%     $2.6
                                ======       ======   ========     =====      ====

Commercial and real estate construction loans outstanding at December 31, 1999 are shown in the following table by maturity, based on remaining scheduled repayments of principal:

                                                After 1
                                      Within  but Through    After
(In Millions)                         1 Year    5 Years    5 Years     Total
----------------------------------------------------------------------------
Commercial                          $1,255.5   $1,790.4   $  933.9  $3,979.8
Commercial Construction                166.3      276.0      105.6     547.9
Residential Construction                 -          -          2.5       2.5
                                    --------   --------   --------  --------
   Total                            $1,421.8   $2,066.4   $1,042.0  $4,530.2
                                    ========   ========   ========  ========

Loans Due After One Year:
  At predetermined interest rates                                   $  858.4
  At floating interest rates                                        $2,250.0

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The following table shows the composition of the instalment loan category by loan type at December 31, 1999:

     (Dollars in Millions)   Amount    Percentage
     --------------------------------------------
     Indirect Instalment     $266.0         59.8%
     Home Equity               83.2         18.7
     Direct Instalment         53.1         11.9
     Credit Card               21.2          4.8
     Other Consumer Loans      21.2          4.8
                             ------        -----
                             $444.7        100.0%
                             ======        =====

Credit Risk Management

Provident provides for credit loss reserves for both its on and off-balance sheet lending portfolios. Discussion and analysis of the reserves as well as the overall credit quality of the off-balance sheet lending portfolio is provided within the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity" section of this report. The following paragraphs provide information concerning its on-balance sheet credit portfolio.

Provident maintains a reserve for loan and lease losses in order to absorb losses in its on-balance sheet portfolio. The reserve is maintained at a level which management considers adequate to absorb inherent loan and lease losses. The reserve is increased by the provision for loan and lease losses. Loans and leases deemed uncollectible are charged off and deducted from the reserve and recoveries on loans and leases previously charged off are added to the reserve.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The following table shows selected information relating to Provident's reserve for loan and lease losses:

                                                   December 31,
                                 -----------------------------------------------
(In Thousands)                      1999      1998      1997      1996      1995
--------------------------------------------------------------------------------
Reserve for Loan and Lease
 Losses at Beginning of Period   $75,907   $71,980   $66,693   $60,235   $51,979
Provision Charged to Expense      48,162    31,200    44,750    47,000    14,000
Acquired Reserves                  1,263         -     1,814     1,373         -
Loans and Leases Charged Off:
 Corporate Lending:
  Commercial                      25,145    14,391    17,286    17,236     5,096
  Mortgage                           247         -     1,505     1,945        94
  Construction                         -         -         -         -         -
  Lease Financing                  6,736     5,173     1,367         -         -
 Consumer Lending:
  Instalment                      10,109    12,856    24,065    24,342     8,232
  Residential                        754       841     1,141       199       127
  Lease Financing                  4,244     3,855     6,009     3,087       647
                                 -------   -------   -------   -------   -------
      Total Charge-Offs           47,235    37,116    51,373    46,809    14,196
                                 -------   -------   -------   -------   -------
Recoveries:
 Corporate Lending:
  Commercial                       2,742       834     1,055       619     6,238
  Mortgage                            42     1,344       915       333       121
  Construction                         -         -         -         -         -
  Lease Financing                  3,102       226       306        14         -
 Consumer Lending:
  Instalment                       4,516     5,901     5,766     3,490     1,994
  Residential                        241       190       145        36        13
  Lease Financing                  2,113     1,348     1,909       402        86
                                 -------   -------   -------   -------   -------
      Total Recoveries            12,756     9,843    10,096     4,894     8,452
                                 -------   -------   -------   -------   -------
Net Loans and Leases
 Charged Off                      34,479    27,273    41,277    41,915     5,744
                                 -------   -------   -------   -------   -------
Reserve for Loan and Lease
 Losses at End of Period         $90,853   $75,907   $71,980   $66,693   $60,235
                                 =======   =======   =======   =======   =======

On a percentage basis, the following table provides annual net charge-offs to average total loans and leases by category:

                                                      December 31,
                                   --------------------------------------------------
                                   1999       1998        1997       1996        1995
                                   --------------------------------------------------
Corporate Lending:
 Commercial                         .63%       .43%        .63%       .73%       (.06)%
 Mortgage                           .05       (.30)        .12        .35        (.01)
 Construction                         -          -           -          -           -
 Lease Financing                   1.26       1.56         .40       (.01)          -
Consumer Lending:
 Instalment                        1.00       1.03        2.25       2.14         .66
 Residential                        .13        .29         .37        .04         .02
 Lease Financing                    .34        .49         .67        .59         .22
                                   ----       ----        ----       ----        ----
Net Charge-Offs to Average
 Total Loans and Leases             .54%       .48%        .77%       .84%        .13%
                                   ====       ====        ====       ====        ====

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Explanation as to significant changes in charge-offs between 1997 and 1999 follows:

o Commercial: Net charge-offs to average loans were .63% for both 1999 and 1997 and .43% for 1998. Due to the size of many of the commercial loans, a few large charge-offs can result in a significant year-to-year fluctuation in the total charge-offs of this loan type. There were seven charge-offs greater than one million dollars in 1999 compared to three in both 1998 and 1997. Generally, Provident obtains collateral on its larger commercial loans, which reduces its credit exposure.

o Commercial Lease Financings: Net charge-offs to average leases were 1.26%, 1.56% and .40% for 1999, 1998 and 1997, respectively. The decrease in the charge-off percentage from 1998 to 1999 was due to a decrease in the net charge-offs from Provident Commercial Group, Provident's large ticket equipment lease company. The increase in the charge-off percentage from 1997 to 1998 was due to increases in the net charge-offs from both Provident Commercial Group and Information Leasing Corporation, Provident's small to mid-ticket equipment leasing company.

o Instalment: Net charge-offs to average loans were 1.00%, 1.03% and 2.25% for 1999, 1998 and 1997, respectively. The decrease in charge-offs for 1999 as compared to 1998 was a result of lower charge-offs in indirect auto loans while the reduction in total charge-offs for 1998 as compared to 1997 was a result of lower charge-offs in indirect auto loans and in the credit card portfolio. The reduction of indirect auto loan and credit card charge-offs was due to higher credit quality standards on the origination of these loans and improved technology of collection systems.

o Consumer Lease Financings: Net charge-offs to average leases were .34%, .49% and .67% for 1999, 1998 and 1997, respectively. The decrease in charge-offs of auto leases reflects the implementation of risk-based pricing origination standards within this lending product.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The following table shows the dollar amount of the reserve for loan and lease losses using management's estimate by principal loan and lease category. While amounts are allocated to various portfolio categories, the total reserve, less the portion attributable to reserves as prescribed under provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", is available to absorb losses from any loan or lease category.

                                       December 31,
                     -----------------------------------------------
(In Thousands)          1999      1998      1997      1996      1995
--------------------------------------------------------------------
Corporate Lending:
 Commercial          $70,600   $50,839   $41,188   $32,640   $32,576
 Mortgage              3,170     4,025     5,101     5,361     5,363
 Construction          1,970     3,241     3,316     3,196     3,183
 Lease Financing       4,152     3,730     5,815     3,159     1,720
                     -------   -------   -------   -------   -------
                      79,892    61,835    55,420    44,356    42,842
Consumer Lending:
 Instalment            7,530    10,132    11,339    11,318    11,324
 Residential             361     1,208       942     3,006     1,661
 Lease Financing       3,070     2,732     4,279     8,013     4,408
                     -------   -------   -------   -------   -------
                      10,961    14,072    16,560    22,337    17,393
                     -------   -------   -------   -------   -------
                     $90,853   $75,907   $71,980   $66,693   $60,235
                     =======   =======   =======   =======   =======

The following table presents a summary of various indicators of credit quality:

                                                      December 31,
                                   ---------------------------------------------------
(Dollars In Thousands)                1999       1998       1997       1996       1995
--------------------------------------------------------------------------------------
Nonperforming Assets:
 Nonaccrual Loans:
  Corporate Lending:
   Commercial                      $43,452    $34,544    $37,800    $14,164    $26,190
   Mortgage                          2,586        335        335        103      6,716
   Construction                          -          -         27         71         78
   Lease Financing                   1,309      4,002      4,798      3,973      2,605
                                   -------    -------    -------    -------    -------
                                    47,347     38,881     42,960     18,311     35,589
  Consumer Lending:
   Instalment                            -          -          -          -        230
   Residential                       6,227      3,692      3,459      2,805      1,678
   Lease Financing                       -          -          -          -          -
                                   -------    -------    -------    -------    -------
                                     6,227      3,692      3,459      2,805      1,908
                                   -------    -------    -------    -------    -------
  Total Nonaccrual Loans            53,574     42,573     46,419     21,116     37,497
 Renegotiated Loans                  1,541          -        377        786      4,753
                                   -------    -------    -------    -------    -------
  Total Nonperforming Loans         55,115     42,573     46,796     21,902     42,250
                                   -------    -------    -------    -------    -------
 Other Real Estate and
  Equipment Owned:                   3,741      2,735     12,396      6,592      5,628
                                   -------    -------    -------    -------    -------
 Total Nonperforming Assets        $58,856    $45,308    $59,192    $28,494    $47,878
                                   =======    =======    =======    =======    =======
Loans 90 Days Past Due -
 Still Accruing                    $14,346    $ 9,219    $ 9,811    $18,751    $26,578
Loan and Lease Loss Reserve as
 a Percent of:
  Total Loans and Leases              1.44%      1.35%      1.42%      1.26%      1.23%
  Nonperforming Loans               164.84     178.30     153.82     304.51     142.57
  Nonperforming Assets              154.36     167.54     121.60     234.06     125.81
Nonperforming Loans as a Percent
 of Total Loans and Leases             .87        .76        .93        .41        .86
Nonperforming Assets as a
 Percent of:
  Total Loans, Leases and Other
   Real Estate and Equipment           .93        .81       1.17        .54        .98
  Total Assets                         .61        .56        .83        .42        .77

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Loans and leases are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more. However, instalment loans and consumer leases are not placed on nonaccrual status because they are charged off in the month the loans and leases reach 120 days past due. In addition, loans that are well secured and in the process of collection are not placed on nonaccrual status. When a loan is placed on nonaccrual status, any interest income previously recognized that has not been received is reversed. Future interest income is recorded only when a payment is received.

Renegotiated loans represent loans that have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

Although loans and leases may be classified as nonaccrual or renegotiated, many continue to pay interest irregularly or at less than the original contractual rates. The gross amount of interest income recognized during 1999 with respect to these loans and leases was $.8 million compared to $5.4 million that would have been recognized had the loans and leases remained current in accordance with their original terms.

Nonaccrual loans increased $11.0 million during 1999. The increase was composed of $60.3 million of additions to nonaccrual loans, $20.4 million of payments on nonaccrual loans, $26.7 million of nonaccrual loans charged off and $2.2 million transferred to other real estate owned. Renegotiated loans increased $1.5 million during 1999 due to the addition of one loan.

Nonaccrual loans decreased $3.8 million during 1998. Activity during 1998 included $34.1 million of additions to nonaccrual loans, $20.7 million of payments on nonaccrual loans, $15.8 million of nonaccrual loans charged off and $1.4 million transferred to other real estate owned. Other real estate decreased $9.7 million during 1998. Activity in other real estate included $12.6 million of sales and payments on properties, $3.2 million of additions from foreclosed properties and $.3 million of charge-offs on properties in other real estate.

Management's determination of the adequacy of the reserve is based on an assessment of the losses inherent in the lending portfolio. This assessment consists of an evaluation of loans and leases on an individual basis, as well as those evaluated as a group.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Provident's Credit Administration Group is responsible for the establishment and oversight of Provident's credit risk policies. The credit risk policies address underwriting standards, internal lending limits and methodologies for the monitoring of credit risk within the various loan and lease portfolios. Loans and leases are primarily monitored by closely following changes and trends in assigned risk ratings. Credit scoring models are used for consumer and small business loans and leases, while larger commercial, commercial mortgage and commercial construction loans are assigned individual risk ratings. These ratings are assigned based upon individual credit analysis and are reported to management on a regular basis. Portfolio Audit, part of Provident's Internal Audit Department, independently reviews risk ratings for propriety and reports their findings to senior management.

Loans and leases that have been placed on nonaccrual status are further evaluated for potential losses based upon evaluation and discussion among lending officers, credit, loan review, portfolio audit and collection associates, and senior management. Factors that are considered  include  the  market  value of  collateral  or real  estate associated with a specific loan or lease, cash flows generated by the borrower, third-party guarantees, the general economic climate and any specific industry trends that may affect an individual loan or lease. Total nonaccrual loans at December 31, 1999 were $53.6 million. In addition, $47.0 million of performing loans were being closely monitored due to possible credit problems.

The adequacy of the reserve for loan and lease losses is monitored on a continual basis and is based upon management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, evaluation of specific loss estimates for all significant problem loans, payment histories, collateral valuations, historical charge-off and recovery experience, estimates of charge-offs for the upcoming year and other pertinent information.

Additional loan loss estimates associated with securitized asset sales are provided for separately from the reserve for loan and lease losses. For more information on credit exposures on securitized asset sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity".

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Receivables from Securitization Trusts and Other Assets

Since March 1998, Provident has provided for credit enhancements to its securitizations in the form of cash reserve accounts that are funded at closing. Generally, the cash reserve accounts, referred to as "Receivables from Securitization Trusts" on the Consolidated Balance Sheets, are deposited at Provident. Credit losses, with the exception of credit card loans, are absorbed directly into these receivables from securitization trusts. The remaining funds not used to cover such losses are returned to Provident over the term of the securitization. Receivables from securitization trusts of credit card loans absorb losses only in the event that the interest spreads are insufficient to cover such credit losses. Provident estimates the amount of credit losses based upon loan credit grades, collateral, market conditions and other pertinent factors. Assumptions used to calculate the estimated credit losses are provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity". Detail of the December 31, 1999 and 1998 receivables from securitization trusts, net of loss estimates follows:

                                       Receivables                Receivables
                                              from                     Net of
                                    Securitization          Loss         Loss
(In Thousands)                              Trusts   Estimates(1)   Estimates
-----------------------------------------------------------------------------
1999:
 Nonconforming Residential Loans          $358,101      $(79,664)    $278,437
 Prime Home Equity Loans                    21,136        (1,312)      19,824
 Equipment Leases                           35,583        (8,678)      26,905
 Credit Card Loans                          30,056             -       30,056
                                          --------      --------     --------
                                          $444,876      $(89,654)    $355,222
                                          ========      ========     ========
1998:
 Nonconforming Residential Loans          $120,666      $(24,251)     $96,415
 Prime Home Equity Loans                    10,957          (608)      10,349
 Equipment Leases                            2,196        (4,064)      (1,868)
                                          --------      --------     --------
                                          $133,819      $(28,923)    $104,896
                                          ========      ========     ========

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activities" for additional estimates established and an overall analysis of the credit quality of off-balance sheet loans and leases.

Other assets increased $149.1 million (43%) since December 31, 1998. The increase is due primarily to increases in servicer advances, goodwill and other miscellaneous assets.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Deposits

Interest bearing deposits increased $1.3 billion (25%) and $.6 billion (13%) during 1999 and 1998, respectively. The increase in deposits in 1999 was primarily attributable to the growth in certificates of deposit and noninterest bearing deposits, while the increase in 1998 was primarily due to the growth in certificates of deposit and savings deposits. Provident has experienced strong deposit growth as average core deposits have grown by 12% during 1999, with significant contribution from Provident Bank of Florida. For 1999 and 1998, average total interest bearing deposits represented 70% and 67%, respectively, of average interest bearing liabilities. Provident does not have a material amount of foreign deposits. The following table presents a summary of period end deposit balances:

                                                              December 31,
                                                        ------------------------
(In Millions)                                             1999     1998     1997
--------------------------------------------------------------------------------
Noninterest Bearing Deposits of Securitization Trusts   $  426   $  132   $    -
Other Noninterest Bearing Deposits                         749      538      605
Interest Bearing Demand Deposits                           311      289      277
Savings Deposits                                         1,284    1,312      873
Certificates of Deposit Less than $100,000               1,586    1,282    1,652
Certificates of Deposit of $100,000 or More              2,283    1,774    1,289
                                                        ------   ------   ------
                                                        $6,639   $5,327   $4,696
                                                        ======   ======   ======

At December 31, 1999, maturities on certificates of deposit of $100,000 or more were as follows (in millions):

                3 months or less               $  273
                Over 3 through 6 months            94
                Over 6 through 12 months          182
                Over 12 months                  1,734
                                               ------
                   Total                       $2,283
                                               ======
Included in certificates of deposit of $100,000 or more at December 31, 1999, 1998 and 1997 were brokered deposits of $1.6 billion, $1.1 billion and $.6 billion, respectively.

Provident issues brokered certificates of deposit with embedded call options combined with interest rate swaps with matching call dates as part of its certificate of deposit program. Provident has the right to redeem the certificates of deposit on specific dates prior to their stated maturity while the interest rate swaps are callable at the option of the swap counterparty. The terms and conditions of the call options embedded in the interest rate swaps match those of the certificates of deposit, offsetting any option risk exposure to Provident. At December 31, 1999, Provident had $1.5 billion of brokered callable certificates of deposit.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Borrowed Funds

Borrowed funds are an important component of total funds necessary to support earning assets. In 1999, average short-term debt decreased $111.0 million (9%) and average long-term debt increased $89.8 million (12%). The decreases in the average balances of federal funds purchased and commercial paper were the primary reasons for the decrease in average short-term debt. The increase in average long-term debt was primarily the result of increases in Federal Home Loan Bank ("FHLB") advances that occurred in the latter part of 1998.

During the second quarter of 1999, Provident established Provident Capital Trust II. Capital Trust II issued Capital Securities of $125 million of preferred stock to the public and $3.9 million of common stock to Provident. Proceeds from the issuance of the capital securities were invested in Provident's 8.75% Junior Subordinated Debentures, due 2029.

Capital Resources

Total stockholders' equity at December 31, 1999 and 1998 was $825.6 million and $703.9 million, respectively. The increase in stockholders' equity during 1999 was primarily the result of net income exceeding dividends paid for the year and the acquisition of OHSL Financial Corp.

During 1998, Provident announced that its Board of Directors had authorized the purchase of up to one million shares (2.3%) of its common stock. The purchases were to be made from time to time in open market or in privately negotiated transactions at the discretion of management. The buy-back plan was cancelled in August 1999. Total shares purchased under the buy-back program were 801,800 shares. These shares, along with newly issued shares, were used in the acquisition of OHSL Financial Corp. in December 1999.

The dividend payout to net income ratio was 26.13%, 30.72% and 28.15% for 1999, 1998 and 1997, respectively. Provident announced an increase in its quarterly common dividend rate from $.22 per share to $.24 per share beginning with the first quarter in 2000. In the first quarter of 1999, Provident increased its quarterly common dividend rate from $.20 per share to $.22 per share.

Capital adequacy ratios are provided in the Selected Financial Data Table and the Performance Summary Sections of this report.

Provident's capital expenditure program typically includes the purchase of computer equipment and software, branch additions and enhancements, ATM additions and office building renovations. Capital expenditures for 2000 are estimated to be approximately $33 million and include the purchase of data processing hardware and software, branch additions, renovations and enhancements, facility renovations, and ATMs. Management believes that currently available funds and funds provided by normal operations will be sufficient to meet these capital expenditure requirements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

LIQUIDITY

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Provident has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash and deposits with other banks. Additional sources of liquidity include the sale of investment securities and the sale of commercial and consumer loans and leases. Another source for providing liquidity is the generation of new deposits. Provident may borrow both short-term and long-term funds. Provident has an additional $1.2 billion available for borrowing under a bank note program as the program was increased from $1.0 billion to $1.5 billion in July 1999. Approximately $339.8 million of long-term debt is due to be repaid during 2000.

Provident's primary liquidity needs during 2000 will be the payment of dividends to its preferred and common shareholders, funds for activity within commercial paper and interest payments on long-term debt and Junior Subordinated Debentures. The major source of liquidity for Provident is dividends paid to it by its subsidiaries. Provident received dividends of $60 million, $51 million and $0 million in 1999, 1998 and 1997, respectively. The maximum amount available for dividends that may be paid in 2000 to Provident by its banking subsidiaries without approval is approximately $161.6 million, plus 2000 net earnings. Management believes that amounts available from the banking subsidiaries will be sufficient to meet Provident's liquidity requirements in 2000. Under the Federal Deposit Insurance Corp. Improvement Act of 1991 ("FDICIA"), an insured depository institution, such as Provident's banking subsidiaries, would be prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the statute). A discussion of restrictions on transfer of funds from subsidiaries to Provident Financial is presented in Note 19, included in "Notes to Consolidated Financial Statements".

At December 31, 1999, Provident had $200 million in general purpose lines of credit with unaffiliated banks. As of January 18, 2000, these lines had not been used. An additional source of liquidity to Provident is the sale of investment securities.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

ASSET SECURITIZATION ACTIVITY

Provident securitizes and sells many of the loans and leases it originates. Loan sales through securitizations provide Provident immediate cash flows to fund additional loan originations, provide future cash flows generated by the payment differentials between interest paid by the borrowers and interest remitted to the investors, and enhance current operating profits from gain on sale recognition. The following discusses the impact which asset securitization activity had on the Consolidated Statements of Income, Consolidated Balance Sheets and the credit quality of the securitized loans and leases.

IMPACT ON CONSOLIDATED STATEMENTS OF INCOME: Based on the asset type, terms and structure of the securitization transaction, a gain may be recognized immediately upon the sale of the assets and/or income is recognized throughout the life of the securitization. The following table provides a summary of principal sold and gains recognized for the various types of securitizations sold during the past three years:

                                           1999                   1998                   1997
                                  -----------------------------------------------------------------
(In Thousands)                    Principal      Gain    Principal      Gain    Principal      Gain
---------------------------------------------------------------------------------------------------
Non-cash Securitization Gains:
  Nonconforming Residential      $2,330,047   $73,304   $1,060,000   $36,337   $  844,120   $36,886
  Prime Consumer Home Equity        169,999     5,758      183,150     4,733      244,507    10,446
  Credit Card                       230,000     3,993            -         -            -         -
                                  ---------    ------    ---------    ------    ---------    ------
                                  2,730,046    83,055    1,243,150    41,070    1,088,627    47,332

Cash Securitization Gains:
  Equipment Leases                  223,764    13,164      211,276    13,429            -         -

Non-recognition of
 Securitization Gains:
  Automobile Leases                 858,815         -      351,185         -      342,255         -
  Warehouse Lending                 251,200         -      400,000         -            -         -
                                  ---------    ------    ---------    ------    ---------    ------
                                  1,110,015         -      751,185         -      342,255         -
                                  ---------    ------    ---------    ------    ---------    ------
Total Securitizations            $4,063,825   $96,219   $2,205,611   $54,499   $1,430,882   $47,332
                                 ==========   =======   ==========   =======   ==========   =======

The securitization and sale of nonconforming residential, prime home equity and credit card loans have resulted in the recognition of non-cash gains. Under the structure of these securitizations, Provident receives cash equal to the amount of loans sold. The methodology used by Provident to calculate gains on the sale of these securities follow:

1. An amortization schedule is created for the loan portfolio based on each loan's maturity, rate and balance.
2. The amortization schedule is adjusted using a prepayment speed curve. The prepayment curve estimates the actual timing of principal payments by mortgage borrowers.
3. The net spread is calculated on the loan portfolio by taking the cash inflows (loan portfolio yield and prepayment penalties) and reducing it by the cash outflows (bond yield paid to investors, servicing fees and other fees). Prepayments reduce the average life of the portfolio, which in turn reduces the net spread collected by Provident.
4. The present value of the net spread is calculated by applying a discount rate indicative of the risk associated with the transaction.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

   o In pre-1998 credit enhancement structures, the net spread is used to create excess collateral as credit support. In these transactions, cash flow to Provident is delayed until the target over-collateralization is met and cash is released. This delay in cash receipts reduces the present value.
   o Beginning with the March 1998 securitization, Provident has provided credit enhancement in the form of an upfront cash reserve account. Therefore Provident does not experience delays in cash receipts. The spread is not subordinated to the losses. Losses are absorbed directly in the cash reserve account instead of reducing the net spread. In addition the cash reserve account is placed in a noninterest bearing checking account at Provident, whereby no cash outlay is experienced in the funding of the account.
5. The gain is calculated by taking the present value of the net spread on a relative fair value basis and reducing it by the present value of the expected credit losses, underwriting expenses, accounting and legal fees and deferred expenses paid to originate the loans.

Cash gains have been recognized from the securitization and sale of equipment leases. Under the structure of these securitizations, Provident sells the lease payments under the lease contract but retains ownership of the underlying equipment. The cash received from these sales exceeds the present value of the lease payments and generates the cash gain.

The securitization and sale of automobile leases do not result in the recognition of gains. Under the structure of the sale of the automobile leases, Provident sells the ownership of the automobiles and leases the vehicles back from the investor in a sale-leaseback arrangement. Lease payments paid by Provident to the investor may be more or less than that received by Provident from the consumer. The difference in the lease payments, net of credit losses and servicing fees, is recognized as net operating lease income or expense over the life of the securitization. For the years ended December 31, 1999, 1998 and 1997, net operating lease revenue recognized on these automobile lease securitizations was $8.4 million, $7.8 million and $0.4 million. Sales of mortgage warehouse lines do not result in up-front gains due to the short-term nature of the underlying assets sold.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Underlying assumptions used in the determination of future cash flows on the loan and lease portfolios follow:

                                   1999
                        Securitizations         Weighted Average of All Securitizations
                        ------------------------------------------------------------------------
                          Nonconforming   Nonconforming        Prime  Credit  Equipment     Auto
                            Residential     Residential  Home Equity   Cards    Leasing  Leasing
------------------------------------------------------------------------------------------------
Assumptions Used:
 Prepayment Speed (1):
  Initial Rate                   13.41%          12.04%       10.00%    n/a        n/a      n/a
  Peak Rate                      35.00%          32.30%       30.00%    n/a        n/a      n/a
   Calculated Weighted
    Average Life of the

    Loan Portfolios           2.4 Years       2.7 Years    2.1 Years    n/a        n/a      n/a
 Estimated Credit
  Losses (2):
   Annual Basis                   1.10%           1.08%        0.19%   5.40%      1.00%    0.50%
   Percentage of
    Original Balance              2.70%           2.97%        0.41%   2.25%      1.96%    2.22%
 Discount Rate                   12.00%          11.85%       10.27%  12.00%      9.94%     n/a

(1) Provident applies an annual prepayment model that adjusts the monthly speeds to account for declining loan balances. Nonconforming residential loans typically experience higher prepayment speeds compared to conforming loans. For nonconforming residential loans, Provident uses a prepayment curve that applies a 10% prepayment rate to new loans (higher for seasoned loans) and ramps up to 35% after 12 months. Provident continues to use the 35% prepayment rate for the remainder of the portfolio life.
(2) Provident applies a cumulative static pool approach to credit losses. Higher prepayment speeds and shorter average lives do not alter the cumulative credit loss assumption. As a result, higher prepayment speeds increase the annualized losses.

Gain on sale accounting requires management to make assumptions regarding prepayment speeds and credit losses for the securitized loan and lease pools. In general, Provident's securitized pools have performed better than the initial estimates. Therefore management believes these estimates to be conservative. The performance of the pools are extensively monitored, and adjustments to these assumptions will be made if necessary.

No assurance can be given that the level of loan originations and acquisitions will continue to permit the recognition of such gains on sales of loans in the future. The percentage gains may also be affected by changing conditions in the asset-backed markets upon which Provident has no control.

Provident retains the servicing of the loans and leases it securitizes and sells. As a result, a significant level of assets is serviced by Provident, which do not appear on its balance sheet. These off-balance sheet assets were primarily responsible for the generation of $29.2 million, $5.9 million and $1.8 million in loan servicing fees during 1999, 1998 and 1997, respectively.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Nonconforming residential loans, originated or acquired by the Mortgage Banking business line, have been securitized and sold on a quarterly basis since 1996. Major characteristics of these nonconforming loans include: 55% with an "A" credit grade and 30% with a "B" credit grade; 68% with full documentation; 68% have prepayment penalties; 96% are secured by first mortgages; 91% are owner occupied; and, on average, have a 79% loan-to-value ratio.

A summary of nonconforming residential loans originated by year and loans outstanding as of year-end is provided below by loan type for the past three years:

                                                   December 31,
                                        ----------------------------------
(In Thousands)                                1999         1998       1997
--------------------------------------------------------------------------

Originations for the Year Ending:
 Fixed Rate, Fully Amortizing           $  868,363   $  337,846   $141,305
 Fixed Rate, 15-Year Balloon Payments      556,768      176,838    101,518
                                        ----------   ----------   --------
  Total Fixed Rate Loans                 1,425,131      514,684    242,823
 Adjustable, Six-Month LIBOR                 9,760       28,871    143,512
 Adjustable Rate, 3/27 Loans               804,387      446,839    351,125
 Adjustable Rate, 2/28 Loans                89,224       69,544     98,437
 Adjustable Rate, 5/25 Loans                 1,636          318      8,433
                                        ----------   ----------   --------
  Total Adjustable Rate Loans              905,007      545,572    601,507
                                        ----------   ----------   --------
   Total Originations                   $2,330,138   $1,060,256   $844,330
                                        ==========   ==========   ========

Loans Outstanding as of:
 Fixed Rate, Fully Amortizing           $1,164,437   $  431,384   $154,918
 Fixed Rate, 15-Year Balloon Payments      708,246      258,012    130,983
                                        ----------   ----------   --------
  Total Fixed Rate Loans                 1,872,683      689,396    285,901
 Adjustable, Six-Month LIBOR                66,187      110,680    166,899
 Adjustable Rate, 3/27 Loans             1,280,093      722,258    415,707
 Adjustable Rate, 2/28 Loans               168,016      139,245     98,794
 Adjustable Rate, 5/25 Loans                 6,200        8,780     11,702
                                        ----------   ----------   --------
  Total Adjustable Rate Loans            1,520,496      980,963    693,102
                                        ----------   ----------   --------
   Total Outstanding                    $3,393,179   $1,670,359   $979,003
                                        ==========   ==========   ========

The following table estimates the differences in the recognition of net income for the Mortgage Banking business line over the past three years based on having securitized its loan portfolio as reported (including gain on sale of loans), and as if the loans had been held in the portfolio and interest recognized as earned (excluding gain on sale of loans). The differences, primarily in the areas of net interest income, gain on sale of loans, servicing fee income and provision expense, are a matter of timing and not total income to be recorded over the life of the loans.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

                          Year Ended 1999         Year Ended 1998         Year Ended 1997
                        -------------------------------------------------------------------
                           As          As         As           As         As           As
(In Thousands)          Reported     Earned    Reported      Earned    Reported      Earned
-------------------------------------------------------------------------------------------
Net Interest Income    $ 22,462    $107,604    $ 23,767    $ 61,772    $  7,885    $ 26,734
Loan Loss Provision      (4,220)    (25,496)     (3,462)    (14,598)     (2,626)     (9,894)
                       --------    --------    --------    --------    --------    --------
                         18,242      82,108      20,305      47,174       5,259      16,840
Noninterest Income       99,773      17,363      49,199       9,278      45,678      10,858
Noninterest Expense     (57,648)    (57,648)    (46,895)    (46,895)    (27,158)    (27,158)
                       --------    --------    --------    --------    --------    --------
 Income Before Taxes     60,367      41,823      22,609       9,557      23,779         540
Income Taxes            (21,371)    (14,805)     (8,004)     (3,383)     (8,292)       (188)
                       --------    --------    --------    --------    --------    --------
 Net Income            $ 38,996    $ 27,018    $ 14,605    $  6,174    $ 15,487    $    352
                       ========    ========    ========    ========    ========    ========

IMPACT ON CONSOLIDATED BALANCE SHEETS: The impact from the securitization and sale of various loans and leases can be seen in several areas of Provident's balance sheet. The most significant has been the removal of loans and leases that Provident continues to service. The following table provides a summary of these off-balance sheet managed assets:

                                        December 31,
                            ------------------------------------
(In Thousands)                    1999         1998         1997
----------------------------------------------------------------
Nonconforming Residential   $3,393,179   $1,670,359   $  979,003
Auto Leases                  1,366,598      648,928      219,259
Prime Home Equity              398,882      313,445      334,425
Equipment Leases               298,161      187,654            -
Warehouse                      251,200      400,000            -
Credit Card                    230,000            -            -
                            ----------   ----------   ----------
                            $5,938,020   $3,220,386   $1,532,687
                            ==========   ==========   ==========

In connection with the recognition of non-cash gains, the present value of future cash flows, referred to as retained interest in securitized assets ("RISA"), are recorded as assets within the investment securities line item of the consolidated balance sheets. Components of the RISA as of December 31, 1999 follow:

                                                        Nonconforming         Prime
(In Thousands)                                            Residential   Home Equity
-----------------------------------------------------------------------------------
Estimated Cash Flows of Underlying Loans, Net of
  Payments to Certificate Holders                            $497,560       $32,270
Less:
  Estimated Credit Loss (1)                                   (19,904)         (711)
  Servicing and Insurance Expense                             (54,918)       (4,569)
  Discount to Present Value                                   (66,538)       (3,235)
                                                             --------       -------
Carrying Value of Retained Interest in Securitized Assets    $356,200       $23,755
                                                             ========       =======

(1) Only the pre-1998 securitizations provide for estimated credit losses within the cash flows of the RISA. Information on all estimated credit losses is presented in the "Credit Quality of Securitized Assets" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity" immediately following this table.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

CREDIT QUALITY OF SECURITIZED ASSETS: The following table presents a summary of various indicators of the credit quality of off-balance sheet loans and leases as of and for the year ended December 31, 1999:

(Dollars in              Nonconforming   Prime Home   Equipment         Auto     Credit   Warehouse
 Thousands)             Residential(1)    Equity(1)   Leases(1)    Leases(2)   Cards(2)      (2)
 --------------------------------------------------------------------------------------------------
For the Year Ended:
 Average Securitized
  Assets                    $2,361,001     $309,624    $270,384   $  921,688   $161,667    $318,493
 Net Charge-Offs                19,126          593       6,255        3,297      8,653           -
 Net Charge-Offs
  to Average
  Securitized Assets              0.81%        0.19%       2.31%        0.36%      5.35%       0.00%
As of Year-End:
 Securitized Assets         $3,393,179     $398,882    $298,161   $1,366,598   $230,000    $251,200
 Estimated Credit
  Losses Provided For           99,567        2,023      12,799        1,136        395         251
 Estimated Credit
  Losses to Year-End
  Securitized Assets              2.93%        0.51%       4.29%        0.08%      0.17%       0.10%
 Estimated Credit
  Loss Rates:
  Annual Basis                    1.08%        0.19%       1.00%        0.50%      5.40%         n/a
  Percentage of
   Original Balance               2.97%        0.41%       1.96%        2.22%      2.25%         n/a
 Delinquency Rates:
  30 to 89 Days                   2.58%        1.28%       2.60%        0.33%      1.65%       7.18%
  90 or More                      5.23%        0.17%       1.49%        0.08%      1.25%       3.68%

(1) Estimates for credit losses on nonconforming residential loans, prime home equity loans and equipment leases are determined at the time of sale. The estimated credit loss balance for pre-1998 securitizations are contained within the RISA. Since the beginning of 1998, Provident has provided for credit enhancements to its securitizations in the form of cash reserve accounts that are funded at closing. Generally, the cash reserve accounts, referred to as "Receivables from Securitization Trusts" on the Consolidated Balance Sheets, are deposited at Provident. Credit losses are absorbed directly against these receivables from securitization trusts. The remaining funds not used to cover such losses are returned to Provident over the term of the securitization. Provident estimates the amount of credit losses based upon loan credit grades, collateral, market conditions and other pertinent factors. Detail of the December 31, 1999 and 1998 receivables from securitization trusts is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Receivables from Securitization Trusts and Other Assets".

(2) Estimates for credit losses on auto leases, credit cards and warehouse loans are provided for throughout the life of the securitization. The loss estimates are accrued monthly increasing the estimate, while the charge-offs of uncollectible balances reduce the estimate. The loss estimate balance represents that amount by which actual losses to date have been less than estimated losses to date. The loss estimate is included in the Accrued Interest and Other Liabilities line of the Consolidated Balance Sheets.

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

In addition, ALCO is responsible for liquidity risk management. Provident offers a wide variety of retail deposit products to provide a stable source for funding loan growth. To supplement its retail deposits, Provident utilizes various sources of wholesale deposits.
Borrowing through the Federal Home Loan Bank and offering short and medium term deposits to institutional investors are part of this strategy. Asset securitizations and conduit funding supplement the on-balance sheet sources. Through term and commercial paper conduit markets, Provident has the ability to take advantage of the liquid asset-backed securities market. In addition, in order to meet any unexpected changes in asset and liability positions, Provident maintains a liquid investment portfolio that may be used as a ready source of funds.

Interest rate risk management guidelines and policies are approved by the Board of Directors. ALCO is responsible for monitoring and managing the interest rate risk of both the balance sheet and off-balance sheet financial instruments. The Market and Liquidity Risk Unit, as an extension of ALCO, utilizes asset/liability simulation to monitor interest rate risk. The simulation model measures the impact on net interest income due to changes in the yield curve, and performs stress tests on net interest income. The Interest Rate Risk Policy specifically states the boundaries for the percentage changes in net interest income. The Board of Directors also approves the limits for changes in the market value of equity. This is the change in the difference between the discounted value of assets and the discounted value of liabilities. The impairment or the improvement is measured as a percentage of total assets. Again, the Market and Liquidity Risk Unit monitors this ratio on a monthly basis.

In addition to the natural balance sheet hedges, ALCO utilizes off-balance sheet instruments to manage interest rate risk. Interest rate swaps are the most widely used tool to manage interest rate risk, but from time to time interest rate caps and floors may also be utilized. Provident has used off-balance sheet tools effectively for a number of years and has developed the necessary expertise and knowledge to achieve a safe and sound interest rate risk management process.

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

                                     1999           1998
     ---------------------------------------------------
     100 Basis Points Decrease        0.2%           2.4%
     100 Basis Points Increase       (0.1)          (2.6)

     200 Basis Points Decrease        0.4            4.6
     200 Basis Points Increase       (0.5)          (5.2)


OFF-BALANCE SHEET FINANCIAL AGREEMENTS

Provident employs derivatives, such as interest rate swaps, interest rate caps, forward contracts and financial futures contracts primarily to manage the interest rate risk inherent in Provident's core businesses.

Provident uses interest rate swaps as its primary off-balance sheet financial instrument. At December 31, 1999, Provident held approximately $4.5 billion in interest rate swaps that typically convert a fixed rate obligation into a shorter repricing frequency. Approximately $2.6 billion are pay variable/receive fixed swaps used to convert long-term fixed rate deposit and debt liabilities to a floating interest rate, based on LIBOR.

Interest rate swaps in which Provident pays a fixed rate of interest in exchange for receiving a floating interest rate of LIBOR or prime rate are used to manage the interest rate risk associated with securitizations, long-term fixed rate commercial real estate loans, and the value of assets to be acquired in pending acquisitions. Provident had $1.9 billion of pay fixed/receive variable rate swaps at December 31, 1999.

Provident manages the credit risk in these transactions through its counterparty credit policy, which limits transactions to counterparties classified as investment grade by the rating agencies of Moody's and Standard & Poor's. Generally, Provident requires bilateral collateral agreements as a technique to reduce credit risk. These bilateral collateral agreements have threshold credit limits above which investment securities must be pledged as collateral for the mark-to-market. At December 31, 1999, Provident pledged investment securities with a carrying value of $139 million as collateral to counterparties to cover the mark-to-market. As a second credit risk measure, Provident utilizes bilateral netting of interest payments. The frequency and timing of the interest payments are matched between counterparties, thereby minimizing the credit exposure.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

At December 31, 1999, there were no past due amounts on any interest rate swap contracts. Provident has never experienced a credit loss related to an off-balance sheet financial agreement, and does not reserve for credit losses on these transactions.

The following table shows the changes in interest rate swap agreements for the years ending December 31, 1999 and 1998. The notional amount of interest rate swaps increased during 1999 as a result of acquiring additional hedges on its securitizations.

     (In Millions)                                1999      1998
     -----------------------------------------------------------
     Beginning Notional Amount                  $1,796    $1,545
     New Contracts                               3,896       869
     Called / Matured / Terminated Contracts    (1,220)     (618)
                                                ------    ------
     Ending Notional Amount                     $4,472    $1,796
                                                ======    ======

From time to time, Provident uses forward contracts and financial futures contracts to manage interest rate risk in a manner similar to interest rate swap agreements. At December 31, 1999, Provident did not have a significant exposure of these types of derivatives.

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This SFAS establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that derivatives be recognized as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The accounting of the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used as a hedging instrument, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in earnings recognition for only the amount that the hedge is ineffective in achieving offsetting changes in fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued in 1999. This SFAS delays the provisions of SFAS No. 133 from becoming effective until January 1, 2001.

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

During 1999, Provident completed its preparation for the Year 2000 date change. Preparation included testing and remediating mainframe application codes; testing and upgrading PC software applications, spreadsheets and databases; soliciting Year 2000 compliance information on its environmental and other embedded systems; monitoring Year 2000 readiness of third party interdependencies, vendors and borrowers; and developing contingency plans in case of system failures. To date, no significant Year 2000 compliance problems have been detected. Since inception, Provident expensed $8.7 million on its Year 2000 compliance, including $2.3 million during 1999.

Provident will continue to monitor all of its business processes, including interaction with its customers, vendors and other outside parties throughout 2000 to address any issues and ensure all processes continue to function properly.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management".


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                     INDEX TO FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors .................. 45

Financial Statements:

Provident Financial Group, Inc. and Subsidiaries

    Consolidated Balance Sheets .................................... 46
    Consolidated Statements of Income .............................. 47
    Consolidated Statements of Changes in Shareholders' Equity ..... 48
    Consolidated Statements of Cash Flows .......................... 49
    Notes to Consolidated Financial Statements ..................... 50

Supplementary Data:

Quarterly Consolidated Results of Operations (unaudited) ........... 75
Pro-forma Information of Pending Acquisition (unaudited) ........... 76

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
           -------------------------------------------------

Board of Directors
Provident Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Provident Financial Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the management of Provident Financial Group, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident Financial Group, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ ERNST & YOUNG LLP




Cincinnati, Ohio
January 18, 2000

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                         ------------------------
(Dollars in Thousands)                                         1999          1998
---------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                $  280,136    $  267,441
  Federal Funds Sold and Reverse Repurchase Agreements       82,000        60,000
  Trading Account Securities                                      -        50,333
  Investment Securities Available for Sale
   (amortized cost - $2,094,483 and $1,528,008)           2,019,392     1,514,153
  Loans and Leases:
    Corporate Lending:
      Commercial                                          3,979,796     3,270,675
      Mortgage                                              474,456       436,127
      Construction                                          547,930       437,563
      Lease Financing                                       391,529       243,722
    Consumer Lending:
      Instalment                                            444,637       621,357
      Residential - Held for Sale                           123,800       190,707
      Lease Financing                                       361,907       423,354
                                                         ----------    ----------
        Total Loans and Leases                            6,324,055     5,623,505
      Reserve for Loan and Lease Losses                     (90,853)      (75,907)
                                                         ----------    ----------
        Net Loans and Leases                              6,233,202     5,547,598
  Leased Equipment                                          171,258       167,006
  Premises and Equipment                                     87,976        78,621
  Receivables from Securitization Trusts                    355,222       104,896
  Other Assets                                              494,087       344,939
                                                         ----------    ----------
                                                         $9,723,273    $8,134,987
                                                         ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                $1,174,606    $  669,840
      Interest Bearing                                    5,463,962     4,657,481
                                                         ----------    ----------
        Total Deposits                                    6,638,568     5,327,321
    Short-Term Debt                                         975,835       807,503
    Long-Term Debt                                          836,403       934,294
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures               220,069        98,879
    Accrued Interest and Other Liabilities                  226,745       263,136
                                                         ----------    ----------
        Total Liabilities                                 8,897,620     7,431,133
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized:
     Series D, 70,272 Issued                                  7,000         7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 44,085,929 and 43,345,149 Issued            13,050        12,805
    Capital Surplus                                         254,737       224,745
    Retained Earnings                                       599,675       489,751
    Treasury Stock, 0 and 572,700 Shares                          -       (21,425)
    Accumulated Other Comprehensive Loss                    (48,809)       (9,022)
                                                         ----------    ----------
        Total Shareholders' Equity                          825,653       703,854
                                                         ----------    ----------
                                                         $9,723,273    $8,134,987
                                                         ==========    ==========

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME

                                                    Year Ended December 31,
                                              --------------------------------
(In Thousands, Except Per Share Data)             1999        1998        1997
------------------------------------------------------------------------------
Interest Income:
 Interest and Fees On Loans and Leases        $565,515    $525,827    $492,114
 Interest on Investment Securities             104,322     100,122      78,826
 Other Interest Income                           4,132       7,811         872
                                              --------    --------    --------
   Total Interest Income                       673,969     633,760     571,812
Interest Expense:
 Interest on Deposits:
  Savings and Demand Deposits                   55,583      50,163      27,670
  Time Deposits                                186,581     172,143     193,779
                                              --------    --------    --------
   Total Interest on Deposits                  242,164     222,306     221,449
 Interest on Short-Term Debt                    59,726      70,958      35,640
 Interest on Long-Term Debt                     46,952      45,141      43,461
 Interest on Junior Subordinated Debentures     13,200       8,662       8,662
                                              --------    --------    --------
  Total Interest Expense                       362,042     347,067     309,212
                                              --------    --------    --------
   Net Interest Income                         311,927     286,693     262,600
Provision for Loan and Lease Losses            (48,162)    (31,200)    (44,750)
                                              --------    --------    --------
 Net Interest Income After Provision for
  Loan and Lease Losses                        263,765     255,493     217,850
Noninterest Income:
 Service Charges on Deposit Accounts            31,589      27,242      24,752
 Other Service Charges and Fees                 70,029      43,873      29,080
 Operating Lease Income                         40,902      37,481      26,207
 Warrant Gains                                   9,147      15,354      12,782
 Gain on Sales of Loans and Leases              98,860      63,733      54,318
 Security Gains                                     71      12,940       9,713
 Other                                          19,880      22,364      15,806
                                              --------    --------    --------
  Total Noninterest Income                     270,478     222,987     172,658
Noninterest Expenses:
 Salaries, Wages and Benefits                  145,948     124,639     101,454
 Depreciation on Operating Lease Equipment      23,076      21,662      17,667
 Occupancy                                      17,506      16,951      12,744
 Professional Fees                              19,262      18,276      14,912
 Equipment Expense                              23,482      20,771      15,208
 Charges and Fees                               15,144      14,317      12,652
 Special Charges and Exit Costs                      -      22,005           -
 Other                                          63,737      63,785      51,341
                                              --------    --------    --------
  Total Noninterest Expenses                   308,155     302,406     225,978
                                              --------    --------    --------
Income Before Income Taxes                     226,088     176,074     164,530
Applicable Income Taxes                         79,695      61,122      57,093
                                              --------    --------    --------
  Net Income                                  $146,393    $114,952    $107,437
                                              ========    ========    ========

Basic Earnings Per Common Share               $   3.40    $   2.66    $   2.59
Diluted Earnings Per Common Share                 3.29        2.56        2.45

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                              Accumulated
                                                                                                    Other
(In Thousands,                 Preferred       Common     Capital     Retained   Treasury   Comprehensive
 Except Per Share Data)            Stock        Stock     Surplus     Earnings      Stock   Income/(Loss)     Total
-------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997        $7,000      $11,973    $160,586     $330,211    $     -        $  3,980  $513,750

  Net Income                                                           107,437                              107,437
  Change in Unrealized
    Gains (Losses) on
    Marketable Securities                                                                          (3,988)   (3,988)
                                                                                                           --------
      Comprehensive Income                                                                                  103,449

  Cash Dividends Declared
    on Common Stock,
    $.72 Per Share                                                     (29,535)                             (29,535)
  Cash Dividends Declared
    on Preferred Stock,
    $10.13 Per Share                                                      (712)                                (712)
  Exercise of Stock Options                       223      15,845                                            16,068
  Acquisitions                                    286      20,105        2,702                        143    23,236
  Other                                                        81            4                                   85

                                  ------      -------    --------     --------    -------        --------  --------
Balance at December 31, 1997       7,000       12,482     196,617      410,107          -             135   626,341

  Net Income                                                           114,952                              114,952
  Change in Unrealized
    Gains (Losses) on
    Marketable Securities                                                                          (9,157)   (9,157)
                                                                                                           --------
      Comprehensive Income                                                                                  105,795

  Cash Dividends Declared
    on Common Stock,
    $.80 Per Share                                                     (34,518)                             (34,518)
  Cash Dividends Declared
    on Preferred Stock,
    $11.25 Per Share                                                      (790)                                (790)
  Exercise of Stock Options                       298      25,000                                            25,298
  Purchase of Treasury Stock                                                      (21,425)                  (21,425)
  Distribution of Contingent
   Shares for Prior Year
   Acquisition                                     25       3,128                                             3,153

                                  ------      -------    --------     --------    -------        --------  --------
Balance at December 31, 1998       7,000       12,805     224,745      489,751    (21,425)         (9,022)  703,854

  Net Income                                                           146,393                              146,393
  Change in Unrealized
    Gains (Losses) on
    Marketable Securities                                                                         (39,787)  (39,787)
                                                                                                           --------
      Comprehensive Income                                                                                  106,606

  Cash Dividends Declared
    on Common Stock,
    $.88 Per Share                                                     (37,378)                             (37,378)
  Cash Dividends Declared
    on Preferred Stock,
    $12.38 Per Share                                                      (870)                                (870)
  Exercise of Stock Options                        53       4,088                                             4,141
  Purchase of Treasury Stock                                                       (8,645)                   (8,645)
  Acquisition                                     169      22,191        1,779     30,070                    54,209
  Distribution of Contingent
   Shares for Prior Year
   Acquisition                                     23       3,232                                             3,255
  Deferred Compensation
   Tax Adjustment                                             481                                               481

                                  ------      -------    --------     --------    -------        --------  --------
Balance at December 31, 1999      $7,000      $13,050    $254,737     $599,675    $     -        $(48,809) $825,653
                                  ======      =======    ========     ========    =======        ========  ========

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31,
                                                          -----------------------------------------
(In Thousands)                                                   1999           1998           1997
---------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                               $   146,393    $   114,952    $   107,437
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan and Lease Losses                         48,162         31,200         44,750
   Amortization of Goodwill                                     1,617          1,688          1,648
   Other Amortization and Accretion                           (20,217)       (10,633)        (2,042)
   Depreciation of Leased Equipment
    and Premises and Equipment                                 43,067         38,626         29,723
   Realized Investment Security Gains                             (71)       (12,940)        (9,713)
   Proceeds From Sale of Loans Held for Sale                2,483,213      1,384,836      1,189,857
   Origination of Loans Held for Sale                      (2,460,853)    (1,468,591)      (952,060)
   Realized Gains on Residential Loans Held for Sale          (75,389)       (41,704)       (43,716)
   (Increase) Decrease in Trading Account Securities           15,737        (15,737)             -
   (Increase) Decrease in Interest Receivable                 (18,597)       (10,056)           607
   Increase in Other Assets                                   (48,267)       (32,054)      (150,000)
   Increase (Decrease) in Interest Payable                     (2,640)         3,456           (275)
   Deferred Income Taxes                                       18,579         (1,199)        18,828
   Increase (Decrease) in Other Liabilities                   (42,398)        67,202          1,699
                                                          -----------    -----------    -----------
    Net Cash Provided by Operating Activities                  88,336         49,046        236,743
                                                          -----------    -----------    -----------
Investing Activities:
 Investment Securities Available for Sale:
  Proceeds from Sales                                         427,275      4,098,626      2,288,053
  Proceeds from Maturities and Prepayments                    238,706        700,914        126,889
  Purchases                                                  (784,879)    (4,809,785)    (2,627,773)
 Increase in Receivables Due From Securitization Trusts      (250,326)      (104,896)             -
 Proceeds from Sale-Leaseback Transactions                    858,815        351,185        330,000
 Net Increase in Loans and Leases                          (1,727,750)      (940,693)      (238,863)
 Net Increase in Operating Lease Equipment                    (27,327)       (76,273)       (34,918)
 Net Increase in Premises and Equipment                       (26,841)       (24,126)       (30,305)
 Acquisitions                                                     791              -         13,632
                                                          -----------    -----------    -----------
  Net Cash Used in Investing Activities                    (1,291,536)      (805,048)      (173,285)
                                                          -----------    -----------    -----------
Financing Activities:
 Net Increase in Deposits of Securitization Trusts            294,843        131,623              -
 Net Increase (Decrease) in Deposits                          825,600        499,400        (78,206)
 Net Increase (Decrease) in Short-Term Debt                   202,928        (33,218)       206,305
 Principal Payments on Long-Term Debt                        (164,323)       (45,700)      (214,406)
 Proceeds from Issuance of Long-Term Debt and
  Company's Junior Subordinated Debentures                    121,118        286,532         34,440
 Cash Dividends Paid                                          (38,248)       (35,308)       (30,247)
 Purchase of Treasury Stock                                    (8,645)       (21,425)             -
 Proceeds from Exercise of Stock Options                        4,141         25,298         16,068
 Net Increase in Other Equity Items                               481              -             82
                                                          -----------    -----------    -----------
  Net Cash Provided by (Used In) Financing Activities       1,237,895        807,202        (65,964)
                                                          -----------    -----------    -----------
   Increase (Decrease) in Cash and Cash Equivalents            34,695         51,200         (2,506)
Cash and Cash Equivalents at Beginning of Period              327,441        276,241        278,747
                                                          -----------    -----------    -----------
   Cash and Cash Equivalents at End of Period             $   362,136    $   327,441    $   276,241
                                                          ===========    ===========    ===========



Supplemental Disclosures of Cash Flow Information:
 Cash Paid for:
  Interest                                                $   364,683    $   343,611    $   309,488
  Income Taxes                                                 43,495         36,371         27,375
 Non-Cash Activity:
  Transfer of Loans and Premises and Equipment
   to Other Real Estate                                         5,164          3,213         13,098
  Common and Treasury Stock Issued in Acquisitions             54,209              -         20,391
  Residual Interest in Securitized Assets
   Created from the Sale of Loans                             220,566        137,319        106,269

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - ORGANIZATION AND ACQUISITIONS: Provident is a Cincinnati-based bank holding company which owns and operates two banking subsidiaries, The Provident Bank and Provident Bank of Florida. (The Provident Bank of Kentucky was merged into The Provident Bank on March 23, 1998.) While Provident banking subsidiaries are located in Ohio, northern Kentucky and southwest Florida, it provides services to customers on a national basis.

In December 1999, Provident purchased OHSL Financial Corp., the parent of Oak Hills Savings and Loan Company, F.A., for approximately 1.4 million shares of Provident Common Stock having an aggregate value of $54.2 million. Oak Hills, which had six branches located in Cincinnati, was merged with The Provident Bank. The acquisition was accounted for as a purchase transaction with $29.6 million of goodwill being recorded. Pro-forma results of operations as though the OHSL acquisition had occurred at the beginning of the period are not provided due to the immaterial effects it would have on Provident's financial statements taken as a whole.

NOTE  2.  -  ACCOUNTING  POLICIES:   The  following  is  a  summary  of
significant accounting policies:

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Provident and its subsidiaries, all of which are wholly owned. Certain estimates are required to be made by management in the preparation of the consolidated financial statements. Actual results may differ from those estimates. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to conform to the current year presentation.

STATEMENTS OF CASH FLOWS: For cash flow purposes, cash equivalents include amounts due from banks and federal funds sold and reverse repurchase agreements. Generally, federal funds sold and reverse repurchase agreements are purchased and sold for one-day periods.

SECURITIES: Securities are classified as available for sale or trading. Securities classified as available for sale are intended to be held for indefinite periods of time. These securities are stated at fair value with unrealized gains and losses (net of taxes) reported as a separate component of shareholders' equity.

Securities purchased with the intention of selling them in the near term are classified as trading. These securities are carried at fair value with unrealized gains and losses included in "Noninterest Income". The specific identification method is used for determining gains and losses from securities transactions.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOANS AND LEASES: Loans are generally stated at the principal amount outstanding, net of unearned income. Loans that are intended to be sold within a short period of time are classified as held for sale. Loans held for sale are reported at the lower of aggregate cost or market value. Interest on loans is computed on the outstanding principal balance. The portion of loan fees which exceeds the direct costs to originate the loan is deferred and recognized as interest income over the actual lives of the related loans using the interest method. Any premium or discount applicable to specific loans purchased is amortized over the remaining lives of such loans using the interest method. Loans are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more. However, instalment loans are not placed on nonaccrual status because they are charged off in the month the loans reach 120 days past due. In addition, loans that are well secured and in the process of collection are not placed on nonaccrual status. When a loan is placed on nonaccrual status, any interest income previously recognized that has not been received is reversed. Future interest income is recorded only when a payment is received. Provident generally recognizes income on impaired loans on a cash basis.

Unearned income on direct financing leases is amortized over the terms of the leases resulting in an approximate level rate of return on the net investment in the leases. Income from leveraged lease transactions is recognized using a method that yields a level rate of return in relation to Provident's net investment in the lease. The investment includes the sum of the aggregate rentals receivable and the estimated residual value of leased equipment less unearned income and third party debt on leveraged leases. Commercial leases are generally placed on nonaccrual status when payments are past due 90 days or more while consumer leases are generally charged off in the month the leases reach 120 days past due.

LOAN AND LEASE LOSS RESERVE: The reserve for loan and lease losses is maintained to absorb losses in the lending portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans and leases, credit loss experience, general economic conditions and other pertinent factors. The reserve is increased by charges to earnings, as provisions for loan and lease losses. Loans and leases deemed uncollectible are charged off and deducted from the reserve and recoveries on loans and leases previously charged off are added to the reserve.

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

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOAN SECURITIZATIONS: Provident actively sells nonconforming residential loans, home equity loans, credit cards and leases as securities to investors. As required by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", gains or losses for nonconforming residential loans, home equity loans and credit card securitizations are determined based on a present value calculation of future cash flows of the underlying loans, net of interest payments to security holders, loan loss and prepayment assumptions and servicing revenue. These net cash flows, which are represented by a retained interest in securitized assets, are included in "Investment Securities Available for Sale".

Gains and losses on the securitization of equipment leases are determined based on the difference between the sale proceeds and the carrying value of loans sold net of its allocated loan loss reserve.

LEASED EQUIPMENT AND PREMISES AND EQUIPMENT: Leased equipment and premises and equipment are stated at cost less depreciation and amortization that are computed principally on the straight-line method over the estimated useful lives of the assets. Leased equipment and premises and equipment are reviewed for impairment whenever circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recorded when the sum of the expected future cash flows is less than the carrying amount of the assets.

OTHER REAL ESTATE: Other real estate acquired through partial or total satisfaction of loans is recorded at the lower of cost or fair value and is included in "Other Assets". Provident's policy is to include the unpaid balance of applicable loans in the cost of other real estate. However, in no case is the carrying value of real estate owned greater than fair value.

INTANGIBLES: The excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination (goodwill) is included in other assets. Goodwill related to acquisitions is amortized over varying periods not exceeding 25 years.

STOCK-BASED COMPENSATION: SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, adoption of a fair value-based accounting method for stock-based employee compensation plans. Provident elected to continue its accounting in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", whereby no compensation expense is recognized for the granting of stock options.

INCOME TAXES: Provident files a consolidated federal income tax return that includes all of its subsidiaries. Subsidiaries provide for income taxes on a separate-return basis and remit to Provident amounts determined to be currently payable.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE FINANCIAL INSTRUMENTS: Provident employs derivatives such as interest rate swaps, interest rate caps, financial futures and forward contracts to manage the interest sensitivity of certain on and off-balance sheet assets and liabilities. The net interest income or expense on interest rate swaps is accrued and recognized as an adjustment to the interest income or expense of the associated on and off-balance sheet asset or liability. Realized gains and losses on interest rate swap transactions used to manage interest rate risk that are terminated prior to maturity are deferred and amortized as a yield adjustment over the remaining original life of the agreement. Deferred gains and losses are recorded in "Other Assets" and "Accrued Interest and Other Liabilities", as applicable. At December 31, 1999, these unamortized amounts were immaterial. Futures and forward contracts are also used to manage exposure to changes in interest rates. Realized gains and losses on futures and forward contracts used for risk management are deferred. These deferred items are either amortized to interest income or expense over the life of the assets and liabilities they are associated with, or are recognized as a component of income in the period of disposition of the assets and liabilities.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" becomes effective for fiscal years beginning after June 15, 2000. This SFAS establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in earnings recognition only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

Generally, Provident uses its derivatives as hedging instruments. Management believes that its hedges are highly effective and that the adoption of this SFAS will not have a material impact on Provident's financial position or the results of its operations.

COMPREHENSIVE INCOME: SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components. Comprehensive income includes net income and certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of this SFAS became effective in 1998 and are disclosed within the Consolidated Statements of Changes in Shareholders' Equity. Implementation of this statement had no impact on net income or shareholders' equity.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES: The amortized cost and estimated market values of securities available for sale at December 31 were as follows:

                                                       Gross        Gross     Estimated
                                      Amortized   Unrealized   Unrealized        Market
(In Thousands)                             Cost        Gains       Losses         Value
---------------------------------------------------------------------------------------
1999:
  U.S. Treasury and Federal Agency
    Debentures                       $  226,576       $    -     $ (7,843)   $  218,733
  State and Political Subdivisions        1,822            -          (17)        1,805
  Mortgage-Backed Securities          1,402,677           17      (60,070)    1,342,624
  Asset-Backed Securities               104,700            1       (4,948)       99,753
  Other Securities                      358,708           10       (2,241)      356,477
                                     ----------       ------     --------    ----------
                                     $2,094,483       $   28     $(75,119)   $2,019,392
                                     ==========       ======     ========    ==========
1998:
  U.S. Treasury and Federal Agency
    Debentures                       $  152,737       $   46     $ (1,445)   $  151,338
  State and Political Subdivisions        1,939            -          (19)        1,920
  Mortgage-Backed Securities          1,057,902          869      (11,002)    1,047,769
  Asset-Backed Securities               247,311          319       (1,775)      245,855
  Other Securities                       68,119           29         (877)       67,271
                                     ----------       ------     --------    ----------
                                     $1,528,008       $1,263     $(15,118)   $1,514,153
                                     ==========       ======     ========    ==========

Investment securities with a carrying value of approximately $768.7 million and $683.7 million at December 31, 1999 and 1998, respectively, were pledged as collateral to secure public and trust deposits, repurchase agreements, Federal Home Loan Bank ("FHLB") advances, interest rate swap agreements and for other purposes.

In 1999, 1998 and 1997 gross gains of $.5 million, $14.4 million and $12.5 million and gross losses of $.4 million, $1.5 million and $2.8, respectively, were realized on the sale of securities available for sale.

Mortgage-backed and asset-backed securities are shown below based on their estimated average lives at December 31, 1999. All other securities are shown by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     Amortized      Estimated
     (In Thousands)                       Cost   Market Value
     --------------------------------------------------------
     Due in one year or less        $  470,116     $  470,057
     Due after 1 through 5 years       978,780        944,740
     Due after 5 through 10 years      548,844        510,486
     Due after 10 years                 96,743         94,109
                                    ----------     ----------
        Total                       $2,094,483     $2,019,392
                                    ==========     ==========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in investment securities are the retained interest in securitized assets representing the present value of net cash flows due to Provident from loan securitizations and sales. Components of the retained interest in securitized assets and the underlying assumptions follow:

                                                          Nonconforming         Prime
(In Thousands)                                              Residential   Home Equity
-------------------------------------------------------------------------------------
Estimated Cash Flows of Underlying Loans, Net of
  Payments to Certificate Holders                           $ 497,560         $32,270
Less:
  Estimated Credit Loss                                       (19,904)           (711)
  Servicing and Insurance Expense                             (54,918)         (4,569)
  Discount to Present Value                                   (66,538)         (3,235)
                                                            ---------         -------
Carrying Value of Retained Interest in Securitized Assets   $ 356,200         $23,755
                                                            =========         =======

                                             1999        Weighted Average of
                                  Securitizations        All Securitizations
                                  ---------------------------------------------
                                    Nonconforming   Nonconforming         Prime
                                      Residential     Residential   Home Equity
-------------------------------------------------------------------------------
Assumptions Used:
 Prepayment Speed:
  Initial Rate                             13.41%          12.04%        10.00%
  Peak Rate                                35.00%          32.30%        30.00%
   Calculated Weighted Average
    Life of the Loan Portfolios         2.4 Years       2.7 Years     2.1 Years
 Estimated Credit Losses:
  Annual Basis                              1.10%           1.08%         0.19%
  Percentage of Original Balance            2.70%           2.97%         0.41%
 Discount Rate                             12.00%          11.85%        10.27%

Estimated credit losses for pre-1998 securitizations are contained within the RISA. Since the beginning of 1998, Provident has provided for credit enhancements to its securitizations in the form of cash reserve accounts that are funded at closing. Credit losses are absorbed directly against these cash reserves. The remaining funds not used to cover such losses are returned to Provident over the term of the securitization. The balances of "Receivables from Securitization Trusts" on the Consolidated Balance Sheets represent management's estimate of the cash reserves to be returned to Provident.

NOTE 4 - LEASING: Provident originates leases which are classified as either finance leases or operating leases, based on the terms of the lease arrangement. When a lease is classified as a finance lease, the future lease payments, net of unearned income, and the estimated residual value of the leased property at the end of the lease term is recorded as an asset under "Loans and Leases". The amortization of the unearned income is recorded as interest income. When a lease is classified as an operating lease, the leased property, net of depreciation, is recorded as "Leased Equipment". The rental income is recorded as noninterest income while the depreciation on the leased property is recorded as noninterest expense.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial lease financing includes the leasing of transportation, manufacturing, construction, communication, data processing and office equipment. The majority of the leases are classified as direct financing leases, with expiration dates over the next 1 to 10 years. Rental receivable at December 31, 1999 and 1998 include $41.4 million and $20.9 million, respectively, for leveraged leases, which is net of principal and interest on the nonrecourse debt. The residual values on the leveraged leases that were entered into are estimated to be approximately $81.6 million and $50.6 million in total at December 31, 1999 and 1998, respectively.

Consumer lease financing is the leasing of automobiles. The leases are classified as direct financing leases, with expiration dates over the next 1 to 7 years.

The components of the net investment in lease financing at December 31 were as follows:

                                              1999                    1998
                                     ---------------------------------------------
(In Thousands)                      Commercial    Consumer  Commercial    Consumer
----------------------------------------------------------------------------------
Rentals Receivable                    $318,054    $183,718    $172,251    $194,378
Leases in Process                       48,798      12,947      37,509      33,804
Estimated Residual Value of
  Leased Assets                        115,295     234,741      97,982     239,826
                                      --------    --------    --------    --------
                                       482,147     431,406     307,742     468,008
Less:  Unearned Income                 (90,618)    (69,499)    (64,020)    (44,654)
                                      --------    --------    --------    --------
  Net Investment in Lease Financing   $391,529    $361,907    $243,722    $423,354
                                      ========    ========    ========    ========

The following is a schedule by year of future minimum lease payments to be received for the next five years as of December 31, 1999:

               (In Thousands)    Commercial   Consumer
               ---------------------------------------
               2000                $ 88,772   $ 61,374
               2001                  58,603     46,180
               2002                  53,070     34,005
               2003                  36,985     24,924
               2004                  26,639     13,530
               Thereafter            53,985      3,705
                                   --------   --------
                  Total            $318,054   $183,718
                                   ========   ========

Operating leases consist of the leasing of transportation equipment, manufacturing equipment, data processing and office equipment to commercial clients. Terms of the leases range from 1 to 10 years. At the expiration of an operating lease, the leased property is generally sold or another lease agreement is initiated. Accumulated depreciation of the operating lease equipment was $53.2 million and $45.6 million as of December 31, 1999 and 1998, respectively. The future gross minimum rentals, by year, under noncancelable leases for the rental of leased equipment are $33.3 million for 2000; $29.5 million for 2001; $25.7 million for 2002; $19.8 million for 2003; $15.2 million for 2004 and $15.9 million thereafter.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the leases discussed above, Provident sold $858.8 million and $351.2 million of vehicles, which had been classified as finance leases, to institutional investors under sale-leaseback transactions during 1999 and 1998, respectively. Under terms of these transactions, Provident continues to collect rental payments from its original lessees. Provident, as lessee in the sale-leaseback transactions, is accounting for the leaseback of these vehicles as operating leases. Differences between the rentals received from the original lessees and the rentals paid to the investors are recorded as noninterest income.

NOTE 5 - RESERVE FOR LOAN AND LEASE LOSSES: The changes in the loan and lease loss reserve for the years ended December 31 were as follows:

(In Thousands)                             1999        1998        1997
-----------------------------------------------------------------------
Balance at Beginning of Period          $75,907    $ 71,980    $ 66,693
Provision for Loan and Lease Losses
  Charged to Earnings                    48,162      31,200      44,750
Acquired Reserves                         1,263           -       1,814
Recoveries Credited to the Reserve       12,756       9,843      10,096
                                       --------    --------    --------
                                        138,088     113,023     123,353
Losses Charged to the Reserve           (47,235)    (37,116)    (51,373)
                                       --------    --------    --------
  Balance at End of Period             $ 90,853    $ 75,907    $ 71,980
                                       ========    ========    ========

The following table shows Provident's investment in impaired loans as defined under SFAS No. 114 as amended by SFAS No. 118:

(In Thousands)                                           1999      1998
-----------------------------------------------------------------------
Impaired Loans Requiring a Valuation Allowance of
 $13.3 Million in 1999 and $10.7 Million in 1998      $30,469   $18,921
Impaired Loans Not Requiring a Valuation Allowance      2,000     2,000
                                                      -------   -------
   Total Impaired Loans                               $32,469   $20,921
                                                      =======   =======

Average Balance of Impaired Loans for the Year        $30,990   $16,787

The valuation allowance recorded on impaired loans is included in the reserve for loan losses.

Loans and leases on nonaccrual status at December 31, 1999, 1998 and 1997 were $53.6 million, $42.6 million and $46.4 million, respectively. Loans renegotiated to provide a reduction or deferral of interest or principal were $1,541,000, $0 and $377,000 at December 31, 1999, 1998 and 1997, respectively.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PREMISES AND EQUIPMENT: The following is a summary of premises and equipment at December 31:

(In Thousands)                                         1999        1998
-----------------------------------------------------------------------
Land                                               $  9,253    $  8,990
Buildings                                            29,637      24,525
Leasehold Improvements                               13,601      12,736
Furniture and Fixtures                              130,551     114,554
                                                   --------    --------
                                                    183,042     160,805
Less Depreciation and Amortization                  (95,066)    (82,184)
                                                   --------    --------
  Total                                            $ 87,976    $ 78,621
                                                   ========    ========

Rent  expense  for  all  bank   premises  and   equipment   leases  was
$12,680,000,  $11,417,000  and  $8,519,000  in  1999,  1998  and  1997,
respectively. The future gross minimum rentals, by year, under noncancelable leases for the rental of premises and equipment are $11.6 million in 2000, $10.6 million in 2001, $9.8 million in 2002, $9.4 million in 2003, $8.2 million in 2004 and $29.6 million thereafter.

NOTE 7 - SHORT-TERM DEBT: Short-term debt was as follows:

(Dollars in Thousands)                                      1999          1998        1997
------------------------------------------------------------------------------------------
Year End Balance:
  Federal Funds Purchased and Repurchase Agreements   $  772,551    $  560,712    $602,588
  Commercial Paper                                       201,784       245,291     202,018
  U.S. Treasury Demand Notes                               1,500         1,500       1,519
Weighted Average Interest Rate at Year End:
  Federal Funds Purchased and Repurchase Agreements         4.35%         4.44%       5.68%
  Commercial Paper                                          5.09          4.50        5.33
  U.S. Treasury Demand Notes                                4.52          4.18        5.25
Maximum Amount Outstanding at Any Month End:
  Federal Funds Purchased and Repurchase Agreements   $1,261,003    $1,627,934    $687,374
  Commercial Paper                                       229,058       259,925     202,018
  U.S. Treasury Demand Notes                               1,500         1,500       2,746

At December 31, 1999, Provident had $200 million in general purpose lines of credit with unaffiliated banks. As of January 18, 2000, these lines had not been used.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT: Long-term debt consisted of the following:

                                                                                  December 31,
                                            Stated   Effective    Maturity   --------------------
(Dollars in Thousands)                     Rate(1)     Rate(2)        Date       1999        1998
-------------------------------------------------------------------------------------------------
Provident Financial Group (Parent):
 Miscellaneous Notes Payable               Various      Various    Various   $  1,759    $  2,617
Subsidiaries:
 $1.5 Billion Bank Notes Program:
   Fixed Rate Senior Notes                    6.13%         6.95%     2000    299,861     299,716
   Fixed Rate Senior Notes                    7.17          6.19      2005     12,500      12,500
 Notes Payable to
  Federal Home Loan Bank:
   Fixed Rate Notes                           5.51          5.51      2008    125,000     125,000
   Fixed Rate Notes                           5.39          5.39      1999          -     100,000
   LIBOR Based Notes                          5.23          5.23      1999          -      11,000
   Fixed Rate Notes                        Various       Various   Various     24,997       2,251
   Floating Rate Notes                     Various       Various      2000     19,000           -
 Subordinated Notes:
   Fixed Rate Notes                           6.38          6.52      2004     99,737      99,672
   Fixed Rate Notes                           7.13          7.09      2003     74,964      74,953
 Debt Secured by Auto Leases:
   Fixed Rate Notes                           5.74          5.72      2004     77,270      87,033
   Fixed Rate Notes                           5.35          5.35      2006     35,109      45,000
   Fixed Rate Notes                           5.77          5.77      2005     24,398      26,412
   Fixed Rate Notes                           5.84          5.83      2004     19,291      21,259
   Fixed Rate Notes                           6.62          6.62      2005     12,538      13,923
 Debt Secured by Equipment Leases:
   Fixed Rate Notes                        Various       Various   Various      9,979      12,958
                                                                             --------    --------
                                                                              834,644     931,677
                                                                             --------    --------
      Total                                                                  $836,403    $934,294
                                                                             ========    ========

(1) Stated  rate  reflects  interest rate on notes as of  December  31,
    1999.
(2) Effective rate reflects interest rate paid as of December 31, 1999 after adjustments for notes issued at discount or premium, capitalized fees associated with the issuance of the debt and interest rate swap agreements entered to alter the payment characteristics.

Under Provident Bank's amended $1.5 Billion Bank Notes program, notes can be issued with either fixed or floating rates. The Bank Notes program was increased from $1.0 billion to $1.5 billion in July 1999. The notes are not secured nor does the FDIC insure them. Subordinated notes qualify as Tier 2 capital while senior notes do not. At December 31, 1999, $1.2 billion was available under this program.

The notes payable to the Federal Home Loan Bank are collateralized by investment securities with a book value of $249.8 million. They are subordinated to the claims of depositors and other creditors of Provident and are not insured by the FDIC.

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

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provident borrowed $222.7 million through on-balance sheet sale-leaseback transactions with various investors. Auto leases within the consumer lease financing portfolio secure the borrowings. The debt calls for principal payments throughout the life of the borrowings. As of December 31, 1999, $168.6 million remains outstanding.

As of December 31, 1999, scheduled principal payments on long-term debt for the following five years were as follows:

(In Thousands)                        2000      2001      2002       2003      2004
-----------------------------------------------------------------------------------
Provident Financial Group, Inc.   $    520   $   450   $   309   $    307   $   172
Subsidiaries                       339,275    25,084    28,666    100,917    49,895

NOTE 9 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES: Wholly-owned subsidiary trusts of Provident have issued $225 million of preferred securities and, in turn, purchased $225 million of newly-authorized Provident junior subordinated debentures. The debentures provide interest and principal payments to fund the trusts' obligations. Provident fully and unconditionally guarantees the preferred securities. The preferred securities qualify as Tier 1 capital for bank regulatory purposes. The sole assets of the trusts are the debentures. The junior subordinated debentures consisted of the following at December 31:

                                                            December 31,
                         Stated   Effective   Maturity   ------------------
(Dollars in Thousands)     Rate     Rate(1)       Date       1999      1998
---------------------------------------------------------------------------
November 1996 Issuance    8.60%       8.67%   12/01/26   $ 98,941   $98,879
June 1999 Issuance        8.75%       7.45%   06/30/29    121,128         -
                                                         --------   -------
      Total                                              $220,069   $98,879
                                                         ========   =======

(1)Effective rate reflects interest rate paid as of December 31, 1999 after adjustments for notes issued at discount or premium, capitalized fees associated with the issuance of the debt and interest rate swap agreements entered to alter the payment characteristics.

NOTE 10 - INCOME TAXES: The composition of income tax expense follows:

         (In Thousands)      1999      1998       1997
         ---------------------------------------------
         Current:
           Federal        $59,145   $61,569    $37,890
           State            1,971       752        375
                          -------   -------    -------
                           61,116    62,321     38,265
         Deferred          18,579    (1,199)    18,828
                          -------   -------    -------
             Total        $79,695   $61,122    $57,093
                          =======   =======    =======

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income. None of these differences were material.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Provident's deferred tax liabilities and assets as of December 31 are as follows:

(In Thousands)                                   1999       1998       1997
---------------------------------------------------------------------------
Deferred Tax Liabilities:
  Excess Lease and Partnership Income        $123,799   $119,315   $115,197
  Securitizations                              12,908          -          -
  Deferred Loan Costs                           7,926      6,302      1,415
  Other - Net                                  10,395      7,564     14,400
                                             --------   --------   --------
    Total Deferred Tax Liabilities            155,028    133,181    131,012
                                             --------   --------   --------
Deferred Tax Assets:
  Provision for Loan and Lease Losses          40,004     31,760     28,250
  Unrealized Loss on Investment Securities     26,282      4,849          -
  Deferred Compensation                         5,600      5,141      5,255
  Securitizations                                   -      5,988      1,334
  Other - Net                                   9,710      9,157     13,767
                                             --------   --------   --------
    Total Deferred Tax Assets                  81,596     56,895     48,606
                                             --------   --------   --------
      Net Deferred Tax Liabilities           $ 73,432   $ 76,286   $ 82,406
                                             ========   ========   ========

NOTE 11 - BENEFIT PLANS: Provident has a Retirement Plan for the benefit of its employees. Included under this plan is an Employee Stock Ownership Plan ("ESOP") and a Personal Investment Election Plan ("PIE Plan"). Provident also maintains a Life and Health Plan for Retired Employees ("LH Plan"), an Employee Stock Purchase Plan ("ESPP"), a Deferred Compensation Plan ("DCP") and stock option plans.

The ESOP covers all employees who are qualified as to age and length of service. It is a trusteed plan with the entire cost borne by Provident. All fund assets are allocated to the participants. Provident's contributions are discretionary by the directors of Provident. Provident incurred expense of $8.6 million, $6.2 million and $6.1 million in 1999, 1998 and 1997, respectively.

The PIE Plan, a tax deferred retirement plan, covers all employees who are qualified as to age and length of service. Employees who wish to participate in the PIE Plan may contribute from 1% to 8% of their pre-tax salaries (to a maximum prescribed by the Internal Revenue Service) to the plan as voluntary contributions. Provident will make a matching contribution equal to 25% of the pre-tax voluntary contributions made by the employees during the plan year. The contribution made by Provident is charged against earnings as the employees' contributions are made. Provident incurred expense of $1.0 million, $845,000 and $646,000 for this retirement plan for 1999, 1998 and 1997, respectively.

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

The ESPP provides eligible employees with an opportunity to purchase Provident's Common Stock through payroll deduction in an amount up to 10% of their compensation, at a price equal to eighty-five percent of the fair market price on either the first or the last business day of each calendar month, whichever is lower. Provident incurred expense of $357,000, $266,000 and $219,000 for the ESPP for 1999, 1998 and 1997,
respectively.

The DCP permits participants, selected by the Compensation Committee of the Board of Directors, to defer compensation in a manner that aligns their interests with those of Provident shareholders through the investment of deferred compensation in Provident Common Stock. The DCP allows participants to postpone the receipt of 5% to 50% of compensation until retirement. Amounts deferred are invested in a Provident Bank Stock Account or a Self-Directed Account. Provident will credit the Provident Bank Stock Account with an amount dependent upon Provident's pre-tax earnings per share, for each share of Provident Common Stock in the account. The calculated credit is charged against earnings by Provident annually. Under the DCP, Provident expensed approximately $1.2 million, $1.4 million and $2.6 million in 1999, 1998 and 1997, respectively.

Provident has three Employee Stock Option Plans, an Advisory Directors' Stock Option Plan and an Outside Directors' Stock Option Plan. The Employee Stock Option Plans made 8.4 million options available for grant. These plans authorize the issuance of options to purchase Common Stock for officers and employees. The options are to be granted, with exercise prices at the approximate market value, as of the date of grant. Options become exercisable beginning one year from date of grant generally at the rate of 20% per year. The Advisory Directors' Stock Option Plan and Outside Directors' Stock Option Plan authorized the issuance of 427,500 and 168,750 options, respectively. The terms of these options are comparable to the terms of the Employee Stock Option Plans.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes option activity for the three years ended December 31, 1999:

                           Weighted
                            Average       Number of       Options
                           Exercise         Options     Available
                              Price     Outstanding     for Grant
-----------------------------------------------------------------
At January 1, 1997           $14.28       4,221,164       255,491
 Authorized                       -               -     4,000,000
 Granted                      40.49         840,225      (840,225)
 Exercised                     8.93        (780,465)            -
 Canceled                     16.91        (113,135)      113,135
                                          ---------     ---------
At December 31, 1997          20.50       4,167,789     3,528,401
 Granted                      47.02         866,125      (866,125)
 Exercised                    13.51      (1,061,225)            -
 Canceled                     31.04        (375,013)      375,013
                                          ---------     ---------
At December 31, 1998          27.86       3,597,676     3,037,289
 Acquired                      9.16          12,616             -
 Granted                      38.02         745,875      (745,875)
 Exercised                    14.22        (177,909)            -
 Canceled                     27.48         (89,425)       89,425
                                          ---------     ---------
At December 31, 1999          30.25       4,088,833     2,380,839
                                          =========     =========

At December 31, 1999, 1998 and 1997,  there were  2,042,870,  1,679,900 and 2,012,954 options exercisable, respectively, having a weighted average option price per share of $22.09, $17.81 and $11.45, respectively. The following table summarizes information about stock options outstanding at December 31, 1999:


                              Options Outstanding           Options Exercisable
                  ---------------------------------------------------------------
                                     Weighted
                                      Average   Weighted                 Weighted
       Range of                     Remaining    Average                  Average
       Exercise        Number     Contractual   Exercise        Number   Exercise
         Prices   Outstanding   Life in Years      Price   Exercisable      Price
---------------------------------------------------------------------------------
$ 7.95 - $11.19       612,251             2.5     $ 8.91       612,251     $ 8.91
$12.00 - $17.95       587,667             5.0      14.56       510,829      14.46
$21.79 - $33.63       714,865             6.6      25.62       402,595      25.27
$34.32 - $54.47     2,174,050             8.4      42.03       517,195      42.76

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1999, 1998 and 1997 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Provident's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of its stock options.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following weighted-average assumptions were used in the option pricing model for 1999, 1998 and 1997 respectively: risk-free interest rates of 5.36%, 5.46% and 6.47%; dividend yields of 3.50%, 3.00% and 3.00%; volatility factors of the expected market price of Provident's Common Stock of .244, .234 and .232 and an expected life of the option of 7, 7 and 8 years. Based on these assumptions, the weighted-average fair value of options granted in 1999, 1998 and 1997 was $9.17, $12.05 and $11.51, respectively.

No compensation cost has been recognized for stock option grants. Had compensation cost been determined for stock option awards based on the fair values at grant dates as discussed above, Provident's net income and earnings per share would have been as follows:

                                             Year Ended December 31,
                                         ------------------------------
(In Thousands, Except Per Share Data)        1999       1998       1997
-----------------------------------------------------------------------
Pro-forma Net Income                     $141,609   $111,898   $105,393
Pro-forma Earnings Per Share:
  Basic                                      3.29       2.59       2.54
  Diluted                                    3.20       2.50       2.42

NOTE 12 - PREFERRED STOCK: In 1991, Provident issued 371,418 shares of Non-Voting Convertible Preferred Stock to American Financial Group as partial consideration for the acquisition of Hunter Savings Association. During 1995, 301,146 shares of the Preferred Stock were converted into 4,234,865 shares of Common Stock. As of December 31, 1999 and 1998, 70,272 shares of Preferred Stock remain outstanding. These shares have a stated value and liquidation value of $100 per share and a conversion ratio of 14.0625 shares of Provident's Common Stock for each share of Convertible Preferred Stock.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EARNINGS PER SHARE: The following table sets forth the computation of basic and diluted earnings per share:

                                                            Year Ended December 31,
                                                     --------------------------------
(In Thousands Except Per Share Data)                     1999        1998        1997
-------------------------------------------------------------------------------------
Basic:
  Net Income                                         $146,393    $114,952    $107,437
  Less Preferred Stock Dividends                         (870)       (790)       (712)
                                                     --------    --------    --------
   Income Available to Common Shareholders            145,523     114,162     106,725
  Weighted-Average Common Shares Outstanding           42,751      42,913      41,135
                                                     --------    --------    --------
  Basic Earnings Per Share                           $   3.40    $   2.66    $   2.59
                                                     ========    ========    ========

Diluted:
  Net Income                                         $146,393    $114,952    $107,437

  Weighted-Average Common Shares Outstanding           42,751      42,913      41,135
  Assumed Conversion of:
    Convertible Preferred Stock                           988         988         988
    Dilutive Stock Options (Treasury Stock Method)        808       1,029       1,651
                                                     --------    --------    --------
  Dilutive Potential Common Shares                     44,547      44,930      43,774
                                                     --------    --------    --------
  Diluted Earnings Per Share                         $   3.29    $   2.56    $   2.45
                                                     ========    ========    ========

NOTE 14 - REGULATORY CAPITAL REQUIREMENTS: Provident and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Provident's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Provident and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Provident and its banking subsidiaries to maintain minimum ratios of 4.00% for Tier 1 capital to average assets, 4.00% for Tier 1 capital to risk-weighted assets, and 8.00% for total risk-based capital to risk-weighted assets. As of December 31, 1999, Provident and its banking subsidiaries meet all capital requirements to which it is subject.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 1999, Provident and its banking subsidiaries' capital ratios were categorized as well capitalized for regulatory purposes. To be categorized as well capitalized, Provident and its banking subsidiaries must maintain minimum ratios of 5.00% for Tier 1 capital to average assets, 6.00% for Tier 1 capital to risk-weighted assets, and 10.00% for total risk-based capital to risk-weighted assets. There have been no subsequent conditions or events which management believes have changed the institutions' status.

                                                    1999                  1998
                                            ----------------------------------------
(Dollars in Thousands)                          Amount   Ratio        Amount   Ratio
------------------------------------------------------------------------------------
Tier 1 Capital (to Average Assets):
   Provident (Consolidated)                 $1,022,146   10.84%   $  776,249    9.00%
   The Provident Bank                          812,049    9.23       620,544    7.81
   Provident Bank of Florida                    46,749    9.72        18,254    6.67
Tier 1 Capital (to Risk-Weighted Assets):
   Provident (Consolidated)                  1,022,146    9.58       776,249    8.55
   The Provident Bank                          812,049    7.94       620,544    7.29
   Provident Bank of Florida                    46,749   10.49        18,254    7.25
Total Risk-Based Capital
 (to Risk-Weighted Assets):
   Provident (Consolidated)                  1,237,767   11.60     1,011,790   11.15
   The Provident Bank                        1,126,022   11.02       855,379   10.06
   Provident Bank of Florida                    60,749   13.63        29,153   11.58

NOTE 15 - LINE OF BUSINESS REPORTING: Provident's three major business lines, referred to as Commercial Banking, Retail Banking and Mortgage Banking, are based on the products and services offered, and its management structure. Commercial Banking offers a full range of commercial lending and financial products and services to corporate businesses. Retail Banking provides consumer lending, deposit accounts, trust, brokerage and investment products and services to consumers and small businesses. Mortgage Banking originates and services conforming and nonconforming residential loans to consumers and provides short-term financing to mortgage originators and brokers.

Financial results are determined based on an assignment of balance sheet and income statement items to each business line. Equity allocations are made based on various risk measurements of the business line. A cash flow-matched funds transfer pricing process is used to allocate interest income and expense among the business lines. Provision for loan and lease losses are charged to business lines based on the size and composition of its lending portfolio. Activity-based costing is used to allocate expenses for centrally provided services.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected financial information is included in the following table for Provident's three major lines of business for the past three years. Corporate Center represents income and expenses not allocated to the major business lines, interest and gain/loss on the sale of investment securities, and any nonrecurring business revenues and expenses. Prior period numbers have been restated to conform with the current business line reporting structure and current methodology of allocating revenue and expense between business lines.

(In Millions)                             1999        1998         1997
-----------------------------------------------------------------------
Total Revenue:
  Commercial Banking                  $  246.7    $  237.3     $  200.6
  Retail Banking                         212.6       177.4        155.4
  Mortgage Banking                       122.2        73.0         53.6
  Corporate Center                          .9        22.0         25.7
                                      --------    --------     --------
                                      $  582.4    $  509.7     $  435.3
                                      ========    ========     ========
Net Income:
  Commercial Banking                  $   74.1    $   85.3     $   71.2
  Retail Banking                          32.3        17.4         15.8
  Mortgage Banking                        39.0        14.6         15.5
  Corporate Center                         1.0        12.0          4.9
  Special Charges and Exit Costs             -       (14.3)           -
                                      --------    --------     --------
                                      $  146.4    $  115.0     $  107.4
                                      ========    ========     ========
Average Assets:
  Commercial Banking                  $4,472.2    $3,877.8     $3,734.9
  Retail Banking                       1,608.3     1,513.0      1,489.5
  Mortgage Banking                       646.8       540.3        295.7
  Corporate Center                     2,333.4     1,998.5      1,376.0
                                      --------    --------     --------
                                      $9,060.7    $7,929.6     $6,896.1
                                      ========    ========     ========

NOTE 16 - OFF-BALANCE SHEET FINANCIAL AGREEMENTS: Provident uses financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. These financial instruments include derivatives such as interest rate swaps, interest rate caps and forward contracts along with commitments to extend credit and standby letters of credit. These instruments may involve credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

INTEREST RATE SWAPS: Interest rate swap agreements involve the exchange of interest payment obligations without the exchange of the underlying principal amounts. Such interest rate swap transactions, which are a part of Provident's asset/liability management program, are structured to modify interest rate risk of specified assets and/or liabilities resulting from interest rate fluctuations. Interest rate swap agreements have a credit risk component based on the ability of a counterparty to meet the obligations to Provident under the terms of the interest rate swap agreement. Notional principal amounts express the volume of the transactions, but Provident's potential exposure to credit risk is limited only to the market value of the swap transactions. Provident manages its credit risk in these transactions through counterparty credit policies. At December 31, 1999, Provident had bilateral collateral agreements in place with its counterparties,

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

against which Provident has pledged investment securities with a carrying value of $139.4 million as collateral.

Summary information with respect to the interest rate swap portfolio used to manage Provident's interest rate sensitivity follows:

                                                          December 31, 1999
                              -------------------------------------------------------------------    December
                                                                           Weighted Average          31, 1998
                                         Unrealized    Unrealized    ----------------------------    --------
                              Notional        Gross         Gross    Receive       Pay      Life     Notional
(Dollars in Millions)           Amount        Gains        Losses       Rate      Rate    (Years)      Amount
-------------------------------------------------------------------------------------------------------------
Pay Variable/Receive Fixed      $2,612        $  .2       $(153.2)      6.05%    5.74%     11.34       $1,747
Pay Fixed/Receive Variable       1,860         16.7             -       6.36     6.19       4.40           49
                                ------        -----       -------                                      ------
                                $4,472        $16.9       $(153.2)                                     $1,796
                                ======        =====       =======                                      ======

The expected notional maturities of Provident's interest rate swap portfolio at December 31, 1999 are as follows:

                                           After 1       After 5      After 10
                               1 Year    Through 5    Through 10    Through 15    After 15
(In Millions)                 or Less        Years         Years         Years       Years
------------------------------------------------------------------------------------------
Pay Variable/Receive Fixed       $339         $659          $170          $624        $820
Pay Fixed/Receive Variable        839          105           916             -           -

CREDIT COMMITMENTS AND STANDBY LETTERS OF CREDIT: Since many of the commitments to extend credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Provident evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by Provident upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral is obtained based on management's credit assessment of the customer.

Provident's commitments to extend credit which are not reflected in the balance sheet at December 31 are as follows:

          (In Millions)                     1999      1998
          ------------------------------------------------
          Commitments to Extend Credit    $2,005    $2,015
          Standby Letters of Credit          131       128

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - TRANSACTIONS WITH AFFILIATES: At December 31, 1999, Carl H. Lindner, members of his immediate family and trusts for their benefit, owned 47% of American Financial Group's Common Stock. This group, along with Carl H. Lindner's siblings and their families and entities controlled by them, or established for their benefit, owned 53% of Provident's Common Stock. Provident leases its home office space and other office space from a trust, for the benefit of a subsidiary of American Financial Group. Rentals charged by American Financial Group and affiliates for the years ended December 31, 1999, 1998 and 1997 amounted to $2.5 million, $2.3 million and $2.0 million, respectively. Provident also leased one of its branch locations and approximately 200 ATM locations from principal shareholders and their affiliates. Rentals of $969,000, $302,000 and $217,000 were charged by principal shareholders and their affiliates during 1999, 1998 and 1997, respectively, for ATM and branch locations.

During 1998, a partner of Keating, Muething & Klekamp ("KMK") became the trustee of a trust for the benefit of the family of Mr. Lindner. This trust held approximately 5% of Provident's Common Stock. During 1999 and 1998, legal services paid by and on behalf of Provident to KMK were $2.9 million and $3.2 million, respectively.

Provident has had certain transactions with various executive officers, directors and principal holders of equity securities of Provident and its subsidiaries and entities in which these individuals are principal owners. Various loans and leases have been made as well as the sale of commercial paper and repurchase agreements to these persons. Such loans and leases to these persons aggregated approximately $59.3 million and $45.9 million at December 31, 1999 and 1998, respectively. During 1999, new loans and leases aggregating $17.6 million were made to such parties and loans and leases aggregating $4.2 million were repaid. All of the loans and leases were made at market interest rates and, in the opinion of management, all amounts are fully collectible. At December 31, 1999 and 1998, these persons held Provident's commercial paper amounting to $20.0 million and $19.4 million, respectively. Additionally, repurchase agreements in the amount of $4.8 million and $37.8 million had been sold to these persons at December 31, 1999 and 1998, respectively. All of these transactions were at market interest rates.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS: Carrying values and estimated fair values for certain financial instruments as of December 31 are shown in the following table. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Because no secondary market exists for many of Provident's assets and liabilities, the derived fair values are calculated estimates, and the fair values provided herein do not necessarily represent the actual values which may be realized in the disposition of these instruments. The aggregate fair value amounts presented do not represent the underlying value of Provident. What is presented below is a point-in-time valuation that is affected, in part, by unrealized gains and losses resulting from management's implementation of its program to manage overall interest rate risk. It is not management's intention to immediately dispose of a significant portion of its financial instruments. As a result, the following fair value information should not be interpreted as a forecast of future earnings and cash flows.

                                                 1999                        1998
                                      ----------------------------------------------------
                                        Carrying          Fair      Carrying          Fair
(In Thousands)                             Value         Value         Value         Value
------------------------------------------------------------------------------------------
Financial Assets:
  Cash and Cash Equivalents           $  362,136    $  362,136    $  327,441    $  327,441
  Trading Account Securities                   -             -        50,333        50,333
  Investment Securities                2,019,392     2,019,392     1,514,153     1,514,153
  Loans (Excluding Lease Financing)    5,570,619     5,500,810     4,956,429     5,021,042
  Less: Reserve for Loan Losses          (83,631)            -       (69,445)            -
                                       ---------     ---------     ---------     ---------
    Net Loans                          5,486,988     5,500,810     4,886,984     5,021,042
Financial Liabilities:
  Deposits                             6,638,568     6,460,735     5,327,321     5,444,426
  Short-Term Debt                        975,835       975,835       807,503       807,503
  Long-Term Debt (Excluding Lease
    Financing Debt) and Junior
    Subordinated Debentures              877,887       849,599       826,588       819,325
Off-Balance Sheet
 Financial Instruments:
  Interest Rate Swaps                          -      (136,320)            -        16,126

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

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Trading account securities and investment securities: Fair values for trading account securities and investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Retained interest in securitized assets is valued using discounted cash flow techniques. Significant assumptions used in the valuation are presented in Note 3.

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

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - ADDITIONAL INFORMATION:

LEGAL CONTINGENCIES: Provident is subject to litigation in the ordinary course of business. Management does not expect such litigation will have a material adverse effect on Provident's financial position.

RESTRICTIONS ON CASH AND NONINTEREST BEARING DEPOSITS: Federal Reserve Board regulations require that The Provident Bank and Provident Bank of Florida maintain certain minimum reserve balances. The average amount of those reserve balances for the year ended December 31, 1999, was approximately $58.6 million.

OTHER REAL ESTATE OWNED: At December 31, 1999 and 1998, the carrying value of other real estate and equipment owned was $3.7 million and $2.7 million, respectively.

RESTRICTED ASSETS: Provident formed the subsidiaries listed below to account for and support the process of transferring, securitizing and/or selling of vehicle and equipment leases. These subsidiaries are separate legal entities and each maintains books and records with respect to its assets and liabilities. The assets of these subsidiaries, which are included in the consolidated financial statements, are not available to secure financing or otherwise satisfy claims of creditors of Provident or any of its other subsidiaries.

The subsidiaries and their total assets as of December 31, 1999 and 1998 follow:

                                                        December 31,
                                                    -------------------
Subsidiary                                              1999       1998
-----------------------------------------------------------------------
Provident Auto Leasing Company                      $447,388   $469,114
Provident Auto Rental Corp. 1998-1                    30,851     46,424
Provident Auto Rental Corp. 1998-2                    27,745          -
Provident Auto Rental LLC 1999-1                     180,485          -
Provident Auto Rental Company, LLC 1999-PRU           89,207          -
Provident Lease Receivables Corporation               74,768     26,957

The  above  amounts   include   items  which  are   eliminated  in  the
Consolidated Financial Statements.

RESTRICTIONS ON TRANSFER OF FUNDS FROM SUBSIDIARIES TO PARENT: The transfer of funds by the banking subsidiaries to the parent as dividends, loans or advances is subject to various laws and regulations that limit the amount of such transfers that can be made without regulatory approval. The maximum amount available for dividend distribution that may be paid in 2000 by The Provident Bank and Provident Bank of Florida to its parent without approval is approximately $161.6 million, plus 2000 net income. Pursuant to Federal Reserve and State regulations, the maximum amount available to be loaned to affiliates (as defined), including their Parent, by the banking subsidiaries, was approximately $118.7 million to any single affiliate, and $237.4 million to all affiliates combined of which $26.9 million was loaned at December 31, 1999.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARENT COMPANY FINANCIAL INFORMATION: Parent Company only condensed financial information for Provident Financial Group, Inc. is as follows:

                        BALANCE SHEETS (PARENT ONLY)

                                                         December 31,
                                                  -----------------------
(In Thousands)                                          1999         1998
-------------------------------------------------------------------------
ASSETS
  Cash and Cash Equivalents                       $  153,530   $  193,470
  Investment Securities Available for Sale           186,147      148,545
  Investment in Subsidiaries:
    Banking                                          884,121      667,459
    Non-Banking                                        7,755        3,710
  Premises and Equipment                               1,437        1,468
  Accounts Receivable from Banking Subsidiaries       28,448       45,616
  Other Assets                                        36,694       31,093
                                                  ----------   ----------
                                                  $1,298,132   $1,091,361
                                                  ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Accounts Payable and Accrued Expenses         $   41,908   $   37,627
    Commercial Paper                                 201,784      245,291
    Long-Term Debt                                     1,759        2,617
    Junior Subordinated Debentures                   227,028      101,972
                                                  ----------   ----------
      Total Liabilities                              472,479      387,507
Shareholders' Equity                                 825,653      703,854
                                                  ----------   ----------
                                                  $1,298,132   $1,091,361
                                                  ==========   ==========


                         STATEMENTS OF INCOME (PARENT ONLY)
                                                         Year Ended December 31,
                                                     ------------------------------
(In Thousands)                                           1999       1998       1997
-----------------------------------------------------------------------------------
Income:
  Dividends from Banking Subsidiaries                $ 60,000   $ 51,000   $      -
  Interest Income from Banking Subsidiaries             8,869      4,899      5,605
  Other Interest Income                                 5,504     10,097      7,364
  Noninterest Income                                    1,976      1,748      4,157
                                                     --------   --------   --------
                                                       76,349     67,744     17,126
Expenses:
  Interest Expense                                     24,934     22,088     18,219
  Noninterest Expense                                   3,030      4,684      4,542
                                                     --------   --------   --------
                                                       27,964     26,772     22,761
                                                     --------   --------   --------
Income Before Taxes and Equity in Undistributed
  Net Income of Subsidiaries                           48,385     40,972     (5,635)
Applicable Income Tax Credits                           4,439      4,157      2,494
                                                     --------   --------   --------
Income Before Equity in Undistributed Net Income
  of Subsidiaries                                      52,824     45,129     (3,141)
Equity in Undistributed Net Income of Subsidiaries     93,569     69,823    110,578
                                                     --------   --------   --------
Net Income                                           $146,393   $114,952   $107,437
                                                     ========   ========   ========

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          STATEMENTS OF CASH FLOWS (PARENT ONLY)
                                                          Year Ended December 31,
                                                    -----------------------------------
(In Thousands)                                           1999         1998         1997
---------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                         $ 146,393    $ 114,952    $ 107,437
 Adjustment to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Net Income from Subsidiaries                      (153,569)    (120,823)    (110,578)
   Cash Dividends Received From Subsidiaries           60,000       51,000            -
   Amortization of Goodwill and Other                     799          690          396
   Depreciation of Premises and Equipment                  31           36           54
   Realized Investment Security (Gains) Losses            (63)          29       (1,068)
   Proceeds From Sale of Loans Held for Sale                -        1,831       41,123
   Origination of Loans Held for Sale                       -            -      (41,943)
   Realized (Gains) Losses on Loans Held for Sale           -            2          (58)
   Increase in Interest Receivable                     (1,913)         (48)        (396)
   (Increase) Decrease in Other Assets                 16,145      (28,173)     (18,588)
   Decrease in Interest Payable                          (129)         (27)          (1)
   Increase in Other Liabilities                        4,410       26,823        7,767
                                                    ---------    ---------    ---------
    Net Cash Provided by (Used In) Operating
     Activities                                        72,104       46,292      (15,855)
                                                    ---------    ---------    ---------
Investing Activities:
 Investment Securities Available for Sale:
  Proceeds from Sales                                 115,829       10,202       11,571
  Proceeds from Maturities and Prepayments             17,996       43,252       20,329
  Purchases                                          (171,683)     (34,603)    (187,386)
 Net Decrease in Premises and Equipment                     -            -            9
                                                    ---------    ---------    ---------
  Net Cash Provided by (Used In) Investing
   Activities                                         (37,858)      18,851     (155,477)
                                                    ---------    ---------    ---------
Financing Activities:
 Net Increase (Decrease) in Short-Term Debt           (43,507)      43,273       62,353
 Principal Payments on Long-Term Debt                    (914)        (788)        (545)
 Proceeds from Issuance of Long-Term Debt and
  Junior Subordinated Debentures                      124,984        1,492            -
 Cash Dividends Paid                                  (38,248)     (35,308)     (30,247)
 Purchase of Treasury Stock                            (8,645)     (21,425)           -
 Proceeds from Exercise of Stock Options                4,141       25,298       16,068
 Contribution to Subsidiaries                        (112,478)           -            -
 Net Increase in Other Equity Items                       481            -           19
                                                    ---------    ---------    ---------
  Net Cash Provided by (Used In) Financing
   Activities                                         (74,186)      12,542       47,648
                                                    ---------    ---------    ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                     (39,940)      77,685     (123,684)
Cash and Cash Equivalents at Beginning of Year        193,470      115,785      239,469
                                                    ---------    ---------    ---------
 Cash and Cash Equivalents at End of Year           $ 153,530    $ 193,470    $ 115,785
                                                    =========    =========    =========

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SUPPLEMENTARY DATA

Quarterly Consolidated Results of Operations - (Unaudited)
----------------------------------------------------------

The following are quarterly consolidated results of operations for the two years ended December 31, 1999.

                                           Fourth        Third       Second        First
(In Thousands Except Per Share Data)      Quarter      Quarter      Quarter      Quarter
----------------------------------------------------------------------------------------
1999:
 Total Interest Income                  $ 182,943    $ 170,658    $ 162,893    $ 157,475
 Total Interest Expense                  (100,999)     (92,100)     (84,232)     (84,711)
                                        ---------    ---------    ---------    ---------
  Net Interest Income                      81,944       78,558       78,661       72,764
 Provision for Loan and Lease Losses      (10,777)     (16,435)      (8,050)     (12,900)
                                        ---------    ---------    ---------    ---------
  Net Interest Income After Provision
   for Loan and Lease Losses               71,167       62,123       70,611       59,864
 Noninterest Income                        71,261       75,733       58,917       64,567
 Noninterest Expense                      (80,807)     (80,389)     (74,662)     (72,297)
                                        ---------    ---------    ---------    ---------
  Income Before Income Taxes               61,621       57,467       54,866       52,134
 Applicable Income Taxes                  (21,723)     (20,253)     (19,340)     (18,379)
                                        ---------    ---------    ---------    ---------
  Net Income                            $  39,898    $  37,214    $  35,526    $  33,755
                                        =========    =========    =========    =========
 Net Earnings Per Common Share:
  Basic                                 $     .92    $     .87    $     .83    $     .79
  Diluted                                     .89          .84          .80          .76
  Cash Dividends                              .22          .22          .22          .22

1998:
 Total Interest Income                  $ 165,523    $ 165,752    $ 155,299    $ 147,186
 Total Interest Expense                   (88,810)     (91,275)     (86,472)     (80,510)
                                        ---------    ---------    ---------    ---------
  Net Interest Income                      76,713       74,477       68,827       66,676
 Provision for Loan and Lease Losses      (11,700)      (9,500)      (5,000)      (5,000)
                                        ---------    ---------    ---------    ---------
  Net Interest Income After Provision
   for Loan and Lease Losses               65,013       64,977       63,827       61,676
 Noninterest Income                        59,723       56,728       56,831       49,705
 Noninterest Expense                      (95,916)     (70,955)     (70,904)     (64,631)
                                        ---------    ---------    ---------    ---------
  Income Before Income Taxes               28,820       50,750       49,754       46,750
 Applicable Income Taxes                   (9,938)     (17,730)     (17,364)     (16,090)
                                        ---------    ---------    ---------    ---------
  Net Income                            $  18,882    $  33,020    $  32,390    $  30,660
                                        =========    =========    =========    =========
 Net Earnings Per Common Share:
  Basic                                 $     .44    $     .76    $     .75    $     .71
  Diluted                                     .42          .73          .72          .68
  Cash Dividends                              .20          .20          .20          .20

Quarterly earnings per share numbers do not add to the year-to-date amounts due to rounding.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro-forma Information of Acquisition - (Unaudited)

During the first quarter of the year 2000, Provident completed the proposed acquisition of Fidelity Financial of Ohio, Inc., the parent of Centennial Bank for approximately 4.6 million shares of Provident Common Stock, having an aggregate value of $151.7 million at closing. Centennial Bank, which had fifteen branches in the Cincinnati area, was merged with The Provident Bank. The acquisition was accounted for as a pooling-of-interest transaction. Pro-forma results of operations for the three years ending December 31, 1999 as though the merger of Fidelity Financial had occurred at January 1, 1997, are presented below:

                                            Year Ended December 31,
                                        ------------------------------
(In Millions Except Per Share Data)         1999       1998       1997
----------------------------------------------------------------------
Total Revenue (Net Interest Income
  Plus Noninterest Income)              $609,296   $536,544   $462,035
Net Income                               150,949    122,427    114,715
Basic Earnings Per Share                    3.18       2.57       2.51
Diluted Earnings Per Share                  3.08       2.48       2.38

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

                                PART III

The following items are incorporated by reference to Provident's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of Provident's fiscal year ending December 31, 1999:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) 1. See Index to Financial Statements on page 44 for a list of all financial statements filed as a part of this report.

    2. Schedules to the consolidated  financial  statements required by
       Article 9 of Regulation S-X have been omitted as they are not required, not applicable or the information required thereby is set forth in the related financial statements.

    3. Exhibits:

    Number  Exhibit Description          Filing Status
    ------  -------------------          -------------

    3.1     Articles of Incorporation    Incorporated by reference to
                                         Form 10-Q for quarter ending
                                         June 30, 1997.

    3.2     Code of Regulations          Incorporated by reference to
                                         Proxy Statement for the 1994
                                         Annual Meeting of
                                         Shareholders.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

    Number  Exhibit Description          Filing Status
    ------  -------------------          -------------

    4.1     Instruments defining the     Provident has no
            rights of security           outstanding issue of
            holders                      indebtedness exceeding 10%
                                         of  the  assets  of  Provident
                                         Financial   and   Consolidated
                                         Subsidiaries.  A  copy  of the
                                         instruments    defining    the
                                         rights  of  security   holders
                                         will  be   furnished   to  the
                                         Commission upon request.

    4.2     Plan of Reorganization       Incorporated by reference to
            relating to Series D,        Form 10-K for 1995.
            Non-Voting Convertible
            Preferred Stock

    10.1    Junior Subordinated          Incorporated by reference to
            Indenture, dated as of       Exhibit 4.1 on Form 8-K dated
            November 27, 1996,           November 27, 1996.
            between Provident and the
            Bank of New York, as
            Indenture Trustee

    10.2    Amended and Restated         Incorporated by reference to
            Declaration of Trust of      Exhibit 4.3 on Form 8-K dated
            Provident Capital Trust I,   November 27, 1996.
            I, dated as of November
            27, 1996

    10.3    Form of Guarantee            Incorporated by reference to
            Agreement to be entered      registration statement number
            Into by Provident and The    333-20769.
            Bank of New York, as
            Guarantee Trustee

    10.4    Provident 1990 Employee      Incorporated by reference to
            Stock Purchase Plan(1)       Post-Effective Amendment No.
                                         1 to Form S-8 (File No.
                                         33-34904).

    10.5    Provident Retirement Plan    Incorporated by reference to
            (As amended)(1)              Form S-8 (File No. 33-90792).

    10.6    Provident 1988 Stock         Incorporated by reference to
            Option Plan (As amended)(1)  Form S-8 (File No. 33-34906),
                                         Form S-8 (File No. 33-43102)
                                         and Form S-8 (File No.
                                         33-84094).

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

    Number  Exhibit Description          Filing Status
    ------  -------------------          -------------

    10.7    Provident 1992 Advisory      Incorporated by reference to
            Directors' Stock Option      Form 8-K filed October 22,
            Plan (As amended)(1)          1992, and Form S-8 (File No.
                                         33-62707).

    10.8    Provident 1992 Outside       Incorporated by reference to
            Directors' Stock Option      Form S-8 (File No. 33-51230).
            Plan(1)

    10.9    Provident Restricted         Incorporated by reference to
            Stock Plan(1)                Form S-2 (File No. 33-44641).

    10.10   Provident Deferred           Incorporated by reference to
            Compensation Plan(1)         Form S-8 (File No. 33-61576)
                                         and Form 8-K filed March 28,
                                         1995.

    10.11   Registration of Preferred    Incorporated by reference to
            Capital Securities,          Form S-3 (File No. 333-80231).
            Between Provident Capital
            Trust II, Provident and
            Chase Manhattan Bank.

    10.12   Agreement and Plan of        Incorporated by reference to
            Reorganization between       Form S-4 (File No. 333-88723).
            Provident and Fidelity
            Financial of Ohio, Inc.

    10.13   Employment agreement         Filed herewith.
            between Provident Financial
            and Christopher J. Carey.(1)

    21      Subsidiaries of Provident    Filed herewith.
            Financial Group, Inc.

    23      Consent of Independent       Filed herewith.
            Auditors

    27      Financial Data Schedule      Filed herewith.


    (1) Management Compensatory Agreements

(b) Reports on Form 8-K:

    Date of Report:  November 24, 1999

Item 5. Announced that final regulatory approval to consummate the previously announced acquisition of Fidelity Financial of Ohio, Inc. was granted on November 17, 1999. Under the terms of the acquisition agreement, at closing each outstanding common share of Fidelity Financial will convert into 0.4939 shares of Provident common stock.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               Signatures

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident Financial Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Provident Financial Group, Inc.


                                              /s/Robert L. Hoverson
                                              ---------------------
                                                 Robert L. Hoverson
                                                      President
                                                   March 10, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Provident Financial Group, Inc. and in the capacities and on the dates indicated.

       Signature                  Capacity                    Date
       ---------                  --------                    ----

/s/Robert L. Hoverson    Director and President        March 10, 2000
-----------------------  (Principal Executive Officer)
   Robert L. Hoverson

/s/Jack M. Cook          Director                      March 10, 2000
------------------------
   Jack M. Cook

/s/Thomas D. Grote, Jr.  Director                      March 10, 2000
-----------------------
   Thomas D. Grote, Jr.

/s/Philip R. Myers       Director                      March 10, 2000
-----------------------
   Philip R. Myers

/s/Joseph A. Pedoto      Director                      March 10, 2000
-----------------------
   Joseph A. Pedoto

/s/Sidney A. Peerless    Director                      March 10, 2000
-----------------------
   Sidney A. Peerless

/s/Joseph A. Steger      Director                      March 10, 2000
-----------------------
   Joseph A. Steger

/s/Christopher J. Carey  Executive Vice President      March 10, 2000
-----------------------  and Chief Financial Officer
   Christopher J. Carey