Form 10-Q
period 2000-03-31
PROVIDENT FINANCIAL GROUP INC
filed 2000-05-15
CIK 316770

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                          Commission File
March 31, 2000                                               No. 1-8019


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

                           Yes X  No
                              ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, without par value, outstanding at April 28, 2000 is 48,735,481.

                 Please address all correspondence to:

                          Christopher J. Carey
          Executive Vice President and Chief Financial Officer
                    Provident Financial Group, Inc.
                         One East Fourth Street
                         Cincinnati, Ohio 45202

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES



                       INDEX TO QUARTERLY REPORT

                              ON FORM 10-Q


PART I. FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS


      Consolidated Balance Sheets . . . . . . . . . . . . . . . . .  3

      Consolidated Statements of Income . . . . . . . . . . . . . .  4

      Consolidated Statements of Changes in Shareholders' Equity  .  5

      Consolidated Statements of Cash Flows . . . . . . . . . . . .  6

      Notes to the Consolidated Financial Statements  . . . . . . .  7


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . 11


   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK  . . . . . . . . . . . . . . . . . . . 37


PART II. OTHER INFORMATION


   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS  . . . . . . . 37

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . 37

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . 37


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                           March 31,     December 31,
                                                             2000            1999
(Dollars in Thousands)                                    (Unaudited)
-------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                $    228,664    $    292,134
  Federal Funds Sold and Reverse Repurchase Agreements              -          84,009
  Investment Securities Available for Sale
   (amortized cost - $3,761,460 and $2,187,802)             3,672,997       2,111,037
  Loans and Leases (Net of Unearned Income):
    Corporate Lending:
      Commercial                                            4,180,795       3,990,923
      Mortgage                                                563,018         576,570
      Construction                                            612,205         559,797
      Lease Financing                                         273,423         391,529
    Consumer Lending:
      Residential - Held for Sale                             132,284         653,679
      Installment                                             544,251         476,508
      Lease Financing                                         443,100         361,907
                                                         ------------    ------------
        Total Loans and Leases                              6,749,076       7,010,913
    Reserve for Loan and Lease Losses                         (97,069)        (94,045)
                                                         ------------    ------------
        Net Loans and Leases                                6,652,007       6,916,868
  Leased Equipment                                            176,844         171,258
  Premises and Equipment                                       97,995         100,099
  Receivables from Securitization Trusts                      417,219         355,222
  Other Assets                                                500,318         507,299
                                                         ------------    ------------
                                                         $ 11,746,044    $ 10,537,926
                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                $  1,231,501    $  1,185,245
      Interest Bearing                                      6,346,270       6,044,743
                                                         ------------    ------------
        Total Deposits                                      7,577,771       7,229,988
    Short-Term Debt                                         1,373,181         977,835
    Long-Term Debt                                          1,405,832         950,821
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures                 220,118         220,069
    Accrued Interest and Other Liabilities                    241,478         232,991
                                                         ------------    ------------
        Total Liabilities                                  10,818,380       9,611,704
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized,
     Series D, 70,272 Issued                                    7,000           7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 48,726,164 and 48,618,330 Issued              14,442          14,410
    Capital Surplus                                           312,395         308,237
    Retained Earnings                                         651,328         646,472
    Accumulated Other Comprehensive Loss                      (57,501)        (49,897)
                                                         ------------    ------------
        Total Shareholders' Equity                            927,664         926,222
                                                         ------------    ------------
                                                         $ 11,746,044    $ 10,537,926
                                                         ============    ============

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                 ---------------------
(In Thousands, Except Per Share Data)               2000        1999
-----------------------------------------------  ---------------------
Interest Income:
  Interest and Fees on Loans and Leases          $ 161,811   $ 144,506
  Interest on Investment Securities                 59,784      25,847
  Other Interest Income                                334       1,551
                                                 ---------   ---------
      Total Interest Income                        221,929     171,904
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                     17,081      14,110
    Time Deposits                                   63,490      47,865
                                                 ---------   ---------
      Total Interest on Deposits                    80,571      61,975
  Interest on Short-Term Debt                       24,660      14,906
  Interest on Long-Term Debt                        18,932      13,679
  Interest on Junior Subordinated Debentures         4,564       2,166
                                                 ---------   ---------
      Total Interest Expense                       128,727      92,726
                                                 ---------   ---------
        Net Interest Income                         93,202      79,178
Provision for Loan and Lease Losses                  9,700      12,975
                                                 ---------   ---------
  Net Interest Income After Provision

    for Loan and Lease Losses                       83,502      66,203
Noninterest Income:
  Service Charges on Deposit Accounts                8,493       7,537
  Loan Servicing Fees                               11,806       5,483
  Other Service Charges and Fees                     9,835       9,950
  Operating Lease Income                            10,086       8,898
  Gain on Sales of Loans and Leases - Non-Cash      15,441      19,324
  Gain on Sales of Loans and Leases - Cash           7,698       7,980
  Warrant Gains                                      1,000           -
  Security Gains/(Losses)                               24          (7)
  Other                                              4,555       5,894
                                                 ---------   ---------
    Total Noninterest Income                        68,938      65,059
Noninterest Expense:
  Salaries, Wages and Benefits                      40,370      36,885
  Charges and Fees                                   4,747       3,884
  Occupancy                                          5,008       4,605
  Depreciation on Operating Lease Equipment          6,285       4,725
  Equipment Expense                                  6,236       5,532
  Professional Services                              5,033       4,024
  Merger and Restructuring Charges                  39,300       4,200
  Other                                             16,043      16,504
                                                 ---------   ---------
    Total Noninterest Expense                      123,022      80,359
                                                 ---------   ---------

Income Before Income Taxes                          29,418      50,903
Applicable Income Taxes                             12,646      18,368
                                                 ---------   ---------
  Net Income                                     $  16,772   $  32,535
                                                 =========   =========

Per Common Share:
  Basic Earnings Per Share                       $     .34   $     .69
  Diluted Earnings Per Share                           .33         .67
  Cash Dividends Declared                              .24         .22

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Unaudited)

                                                                                        Accumulated
                                                                                           Other
                              Preferred     Common      Capital   Retained   Treasury  Comprehensive
(In Thousands)                    Stock      Stock      Surplus   Earnings     Stock       Loss         Total
----------------------------   --------    --------    --------   --------   --------  -------------  --------
Balance at January 1, 1999     $  7,000    $ 14,150    $276,796   $534,657   ($21,425)  ($ 9,024)     $802,154

  Net Income                                                        32,535                              32,535
  Change in Unrealized Loss
   on Marketable Securities                                                               (7,871)       (7,871)
                                                                                                      --------
    Comprehensive Income                                                                                24,664

  Dividends Paid on:
    Preferred Stock                                                   (216)                               (216)
    Common Stock                                                   (10,355)                            (10,355)
  Exercise of Stock Options                      18         997                                          1,015
  Purchase of Treasury Stock                                                   (8,645)                  (8,645)
  Other                                                     163                                            163

                               --------    --------    --------   --------   --------   --------      --------
Balance at March 31, 1999      $  7,000    $ 14,168    $277,956   $556,621   ($30,070)  ($16,895)     $808,780
                               ========    ========    ========   ========   ========   ========      ========


Balance at January 1, 2000     $  7,000    $ 14,410    $308,237   $646,472   $      -   ($49,897)     $926,222

  Net Income                                                        16,772                              16,772
  Change in Unrealized Loss
   on Marketable Securities                                                               (7,604)       (7,604)
                                                                                                      --------
    Comprehensive Income                                                                                 9,168

  Dividends Paid on:
    Preferred Stock                                                   (237)                               (237)
    Common Stock                                                   (11,679)                            (11,679)
  Exercise of Stock Options                      32       1,931                                          1,963
  Cash Paid in Lieu of
   Issuance of Fractional
   Shares in Acquisition                                    (31)                                           (31)
  Amortization of Expense
   Related to Employee Stock
   Benefit Plans                                            780                                            780
  Liquidation of Employee
   Stock Benefit Plans                                    1,478                                          1,478

                               --------    --------    --------   --------   --------   --------      --------
Balance at March 31, 2000      $  7,000    $ 14,442    $312,395   $651,328   $      -   ($57,501)     $927,664
                               ========    ========    ========   ========   ========   ========      ========

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                            Three Months Ended March 31,
                                                             --------------------------
(In Thousands)                                                    2000           1999
----------------------------------------------------------   -----------    -----------
Operating Activities:
  Net Income                                                 $    16,772    $    32,535
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                          9,700         12,975
      Amortization of Goodwill and Other Intangible Assets           956            573
      Other Amortization and Accretion                            (7,990)        (4,140)
      Depreciation of Leased Equipment and
        Premises and Equipment                                    11,558          9,531
      Realized Investment Security (Gains) Losses                    (24)             7
      Proceeds from Sale of Loans Held for Sale                  524,415        592,636
      Origination of Loans Held for Sale                        (529,886)      (538,148)
      Realized Gains on Residential Loans Held for Sale          (15,557)       (20,197)
      Decrease in Net Trading Account Securities                       -         36,756
      Increase in Interest Receivable                             (1,970)        (1,579)
      Decrease in Other Assets                                     7,995         20,757
      Increase in Interest Payable                                 8,205          8,179
      Increase (Decrease) in Other Liabilities                    (3,572)         2,781
                                                             -----------    -----------
        Net Cash Provided By Operating Activities                 20,602        152,666
                                                             -----------    -----------

Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                          404,344        186,261
    Proceeds from Maturities and Prepayments                      90,913         75,121
    Purchases                                                 (1,494,631)      (406,476)
  Increase in Receivables Due From Securitization Trusts         (76,838)       (79,257)
  Net Increase in Loans and Leases                              (266,234)      (398,556)
  Net (Increase) Decrease in Operating Lease Equipment           (11,871)         4,899
  Net Increase in Premises and Equipment                          (3,169)        (2,610)
                                                             -----------    -----------
    Net Cash Used In Investing Activities                     (1,357,486)      (620,618)
                                                             -----------    -----------

Financing Activities:
  Net Increase in Deposits of Securitization Trusts               81,334         81,868
  Net Increase in Other Deposits                                 266,449        200,098
  Net Increase in Short-Term Debt                                395,346        299,493
  Principal Payments on Long-Term Debt                           (85,998)      (130,795)
  Proceeds From Issuance of Long-Term Debt and
    Company's Junior Subordinated Debentures                     540,000          8,019
  Cash Dividends Paid                                            (11,916)       (10,571)
  Purchase of Treasury Stock                                           -         (8,645)
  Proceeds from Exercise of Stock Options                          1,963          1,015
  Net Increase in Other Equity Items                               2,227            163
                                                             -----------    -----------
    Net Cash Provided By Financing Activities                  1,189,405        440,645
                                                             -----------    -----------
      Decrease in Cash and Cash Equivalents                     (147,479)       (27,307)
  Cash and Cash Equivalents at Beginning of Period               376,143        337,351
                                                             -----------    -----------
    Cash and Cash Equivalents at End of Period               $   228,664    $   310,044
                                                             ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                 $   120,521    $    86,110
    Income Taxes                                                  22,217         13,560
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to
      Other Real Estate                                            5,057            531
    Residual Interest in Securitized Assets Created from
      the Sale of Loans                                           54,695         49,040

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

On February 4, 2000  Provident  acquired  Fidelity  Financial  of Ohio,
Inc., a holding company for Centennial Bank. Centennial operated fifteen banking centers in the greater Cincinnati metropolitan area and held deposits of $588 million. The merger was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements and other financial information for periods prior to the merger include the accounts and operations of Fidelity Financial.

The financial statements presented herein should be read in conjunction with the financial statements and notes thereto included in Provident's 1999 annual report on Form 10-K filed with the Securities and Exchange Commission.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  EARNINGS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted earnings per common share, as calculated with and without merger and restructuring charges:

                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
(In Thousands, Except Per Share Data)                    2000        1999
----------------------------------------------------   --------    --------
Including Merger & Restructuring Charges:
  Basic:
    Net Income                                         $ 16,772    $ 32,535
    Less Preferred Stock Dividends                         (237)       (217)
                                                       --------    --------
     Income Available to Common Shareholders             16,535      32,318
     Weighted-Average Common Shares Outstanding          48,691      47,076
                                                       --------    --------
    Basic Earnings Per Share                           $   0.34    $   0.69
                                                       ========    ========
  Diluted:
    Net Income                                         $ 16,772    $ 32,535
    Weighted-Average Common Shares Outstanding           48,691      47,076
    Assumed Conversion of:
      Convertible Preferred Stock                           988         988
      Dilutive Stock Options (Treasury Stock Method)        706         807
                                                       --------    --------
    Dilutive Potential Common Shares                     50,385      48,871
                                                       --------    --------
    Diluted Earnings Per Share                         $   0.33    $   0.67
                                                       ========    ========

Excluding Merger & Restructuring Charges:
  Basic:
    Net Income                                         $ 43,772    $ 35,265
    Less Preferred Stock Dividends                         (237)       (217)
                                                       --------    --------
     Income Available to Common Shareholders             43,535      35,048
     Weighted-Average Common Shares Outstanding          48,691      47,076
                                                       --------    --------
    Basic Operating Earnings Per Share                 $   0.89    $   0.74
                                                       ========    ========
  Diluted:
    Net Income                                         $ 43,772    $ 35,265
    Weighted-Average Common Shares Outstanding           48,691      47,076
    Assumed Conversion of:
      Convertible Preferred Stock                           988         988
      Dilutive Stock Options (Treasury Stock Method)        706         807
                                                       --------    --------
    Dilutive Potential Common Shares                     50,385      48,871
                                                       --------    --------
    Diluted Operating Earnings Per Share               $   0.87    $   0.72
                                                       ========    ========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  MERGER AND RESTRUCTURING CHARGES
-----------------------------------------

In connection with Provident's acquisition of Fidelity Financial, direct-merger related and other post-merger business line restructuring charges of $39.3 million were recorded during the first quarter of 2000. During the first quarter of 1999, Fidelity Financial had taken $4.2 million of merger charges related to their acquisition of Glenway Financial Corporation.

Merger and restructuring charges expensed during the first quarter of 2000 include estimates of cash outlays totaling $12.6 million and non-cash write-downs of assets totaling $26.7 million. Cash outlays include severance costs of $8.6 million, of which $4.0 were paid as of March 31, 2000. Contract termination charges of $2.3 million are estimated to be incurred, primarily from lease buyout agreements on rented facilities. None of these termination charges had been paid as of March 31, 2000. Professional fees of $1.3 million had been paid as of the end of the quarter in connection with the acquisition of Fidelity Financial, and an additional $.4 million is expected to be paid within the remainder of the year.

A charge of $5.1 million was taken on the write-down of fixed assets, primarily from the closing and consolidation of banking centers. Balance sheet restructuring, consisting primarily of the sale and write-down of acquired residential loans and investment securities, accounted for the remaining $21.6 million of these non-cash charges.

NOTE 4.  GUARANTEED  PREFERRED  BENEFICIAL  INTERESTS  IN  COMPANY'S
--------------------------------------------------------------------
JUNIOR SUBORDINATED DEBENTURES
------------------------------

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

The subsidiaries and their total assets as of March 31, 2000 follow:

(In Thousands)                                Total Assets
--------------------------------------------  ------------
Provident Auto Leasing Company                 $149,031
Provident Auto Rental Company LLC (1998-1)       28,546
Provident Auto Rental Company LLC (1998-2)       31,098
Provident Auto Rental Company LLC (1999-PRU)      5,804
Provident Auto Rental LLC (1999-1)              186,571
Provident Auto Rental Company LLC (2000-A)       15,498
Provident Lease Receivables Company LLC         107,880

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Forward Looking Statements
--------------------------

This Form 10-Q contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the anticipated economic scenario which could materially change anticipated credit quality trends, the ability to generate loans and leases, the ability to securitize loans and leases and the spreads realized on securitizations; significant cost, delay in, or inability to execute strategic initiatives designed to grow revenues and/or manage expenses; consummation of significant business combinations or divestitures; and significant changes in accounting, tax, or regulatory practices or requirements and factors noted in connection with forward looking statements. Forward-looking statements speak only as of the date made. Provident undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

RESULTS OF OPERATIONS
---------------------

Summary
-------

The following table summarizes earnings components, earnings per share and key financial ratios:

                                                               Three Months Ended
                                                                    March 31,
(Dollars in Thousands,                                   --------------------------------
 Except Per Share Data)                                    2000        1999      % Change
------------------------------------------------------   --------    --------    --------
Net Interest Income                                      $ 93,202    $ 79,178          18%
Noninterest Income                                         68,938      65,059           6
Total Revenue                                             162,140     144,237          12
Provision for Loan
 and Lease Losses                                           9,700      12,975         (25)
Noninterest Expense(1)                                    123,022      80,359          53
Net Income(1)                                              16,772      32,535         (48)
Diluted Earnings per Share(1)                                0.33        0.67         (51)
Return on Average Equity(1)                                  7.25%      15.82%
Return on Average Assets(1)                                  0.58%       1.37%

(1) Financial Data Based on Operating Earnings follows
    (excludes Merger and Restructuring Charges):

    Noninterest Expense                                  $ 83,722    $ 76,159          10%
    Net Income                                             43,772      35,265          24
    Diluted Earnings per Share                               0.87        0.72          21
    Return on Average Equity                                18.92%      17.15%
    Return on Average Assets                                 1.51%       1.48%
    Efficiency Ratio                                        51.64%      52.78%

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Operating earnings per share increased 21% to $.87 during the first quarter of 2000, versus $.72 reported during the same period in 1999. First quarter 2000 operating earnings exclude a $27.0 million after-tax charge primarily related to the acquisition of Fidelity Financial, which was completed February 4, 2000. Included in this charge are direct-merger related charges and other post-merger business line restructuring charges. First quarter 1999 operating earnings exclude a $2.7 million after-tax charge related to the merger of Fidelity Financial and Glenway Financial Corporation, which was completed March 19, 1999. The increase in operating earnings per share for the quarter was due to strong revenue growth as well as continued emphasis on expense control.

Total revenue (net interest income plus noninterest income) increased 12% during 2000 over the first quarter of 1999. Net interest income increased by $14.0 million, or 18%, as a result of strong growth in the commercial lending portfolio. Noninterest income increased $3.9 million, or 6%, primarily due to strong growth in loan servicing fees which was partially offset by a decline in non-cash gains on the sale of loans. Provident is intentionally keeping non-conforming mortgage loan production levels equivalent with last year's production levels.

Total average assets for the first quarter of 2000 grew $2.1 billion, or 22%. The increase was primarily in the investment security and commercial lending portfolios, which experienced growth of $1.6 billion and $.8 billion in average assets during this time period. In addition, loans and leases, which had been sold with servicing retained, increased from $3.6 billion at March 31, 1999 to $6.4 billion at March 31, 2000.

Operating noninterest expense was $83.7 million for the first quarter of 2000 as compared to $84.5 million for the fourth quarter of 1999 and $76.2 million for the first quarter of 1999. The decline in operating noninterest expenses from the fourth quarter of 1999 to the current period is the result of the successful integration of Fidelity Financial into Provident and Provident's continued attention to cost control. The ratio of operating noninterest expense to tax equivalent revenue ("efficiency ratio") was 51.64% for the first quarter of 2000 compared to 52.78% for the first quarter of 1999. For purposes of calculating the efficiency ratio, tax equivalent revenue excludes security gains or losses.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Business Lines
--------------

The following table summarizes total revenue, operating income and average assets by major lines of business for the three-month periods ended March 31, 2000 and 1999. Prior period information has been restated to match current period income/expense allocation methodology and business unit roll-up.

                            Three Months Ended
                                 March 31,
                        -------------------------
(Dollars in Millions)     2000     1999    Change
---------------------   -------   ------   ------
Total Revenue:
  Commercial Banking    $  68.9   $ 60.3       14%
  Retail Banking           61.9     54.1       14
  Mortgage Banking         31.3     29.8        5
  Corporate Center            -        -        -
                        -------   ------       --
                        $ 162.1   $144.2       12
                        =======   ======       ==
Operating Income:
  Commercial Banking    $  22.9   $ 21.0        9%
  Retail Banking           11.3      5.2      117
  Mortgage Banking          9.6      9.1        5
  Corporate Center            -        -        -
                        -------   ------       --
                        $  43.8   $ 35.3       24
                        =======   ======       ==
Average Assets:
  Commercial Banking    $ 5,080   $4,024       26%
  Retail Banking          2,138    2,082        3
  Mortgage Banking        1,060      752       41
  Corporate Center        3,326    2,646       26
                        -------   ------       --
                        $11,604   $9,504       22
                        =======   ======       ==

Key components of the management reporting process follows:

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

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

o "Corporate Center": Corporate Center includes revenue and expenses not allocated to the primary business lines, gain/loss on the sale of investment securities, and any unusual business revenues and expenses.

Business line descriptions and fluctuation analysis follows:

o  Commercial  Banking  is a  provider  of  credit  products  and  cash management services to commercial customers. The group includes Commercial Lending, serving middle market clients in the Midwest;
   Provident Capital Corp., a national financier of business expansions, re-capitalizations, and provider of asset based lending services; Commercial Mortgage, an originator and servicer of construction and permanent mortgage financing; Information Leasing Corporation, a national small to mid-ticket equipment leasing company; and Provident Commercial Group, a national lessor of large equipment.

   Commercial Banking is the Company's largest line of business contributing 52% of the Bank's operating income. Operating income for the first three months of 2000 was $22.9 million compared to $21.0 for the same time period in 1999. Average loan balances increased by 26%, and total revenues were up 14% over the same period in 1999. A 12% increase in operating lease balances combined with growth in servicing income for the small equipment lease portfolio drove the 26% increase in non-interest income. Operating expenses increased 25% due partially to expenses associated with the servicing of the small equipment lease portfolio and the addition of Capstone, a commercial mortgage servicer.

o Retail Banking provides consumer lending, deposit accounts, trust, brokerage and investment products and services to its customers. This business line includes both the Consumer Lending and Consumer Banking business units. Operating income increased $6.1 million for the three-month period ended March 31, 2000 as compared to the same period in 1999. The increase was due primarily to increases in deposit net interest income and fees from Financial Centers, Private Banking, Trust and Investment Products.

   Retail Banking benefited from growth in deposits. Average core deposits for the first quarter of 2000 grew by 15% as compared to the first quarter of 1999. Significant deposit growth came from the Florida franchise and from the in-market acquisition of OHSL Financial Corp. To further capitalize on the Florida deposit growth, Provident announced plans to open five additional Financial Centers in Florida during 2000. Also in 2000, Provident will continue to enhance its distribution of products and services via on-line banking, ATM machines and a call center.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

   Noninterest income increased $1.2 million during the first quarter of 2000 as compared to the first quarter of 1999. Higher fees in the areas of brokerage, fund management, trust, ATM charges and service charges on deposit accounts contributed to this increase.

o Mortgage Banking originates and services conforming and nonconforming residential loans to consumers and provides short-term financing to mortgage originators and brokers. Operating income for the first quarter of 2000 was $9.6 million, an increase of $.5 million as compared to the same period in 1999. The increase in operating income was primarily the result of higher net interest income and loan servicing fees which was partially offset by a lower gain recognized on the securitization and sale of nonconforming residential loans.

   The interest rate environment of moderate increases has had an unfavorable impact on funding expenses as measured by the bond coupon. Despite industry consolidation that has led to more rational pricing, the interest rate environment has slowed new originations in the nonconforming sector, and has compressed yields. During the first quarter of 2000, Mortgage Banking securitized and sold $515 million of nonconforming loans resulting in the recognition of a $15.4 million gain, a gain to loans sold ratio of 3.0%. During the first quarter of 1999, $515 million of loans were securitized and sold resulting in a $19.3 million gain, a gain to loans sold ratio of 3.8%.

   Revenue for the first quarter of 2000 was $31.3 million, an increase of $1.5 million as compared to the same period in 1999. Operating expenses increased during 2000 due primarily to increased staffing associated with the higher volume of loans being serviced by this business unit. Net income based on having securitized its loan portfolio (as reported which includes the gain on sale of loans) was lower than as if the loans had been held in the portfolio and recognized (as earned which excludes the gain on sale of loans). Also, positive net cash flows occurred for the first quarter of 2000. Details of the as reported income versus the as earned income, along with an operating cash flow analysis are provided within "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity" section of this report.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Net Interest Income
-------------------

Net interest income for the three months ended March 31, 2000, increased $14.0 million compared to the first three months of 1999. The increase in interest income was primarily due to an increase in average earning assets of $1.8 billion, or 21%. This increase was amplified by a 50 basis point increase in the average yield on earning assets from 8.11% to 8.61%. The largest portion of the increase in average earning assets from the first three months of 1999 to the first three months of 2000 occurred in the average balances of commercial loan and investment security portfolios. Interest expense for the three months ended March 31, 2000 increased due to a 20% increase in total interest bearing liabilities with a 71 basis point increase on the average rate paid. The increase in interest bearing liabilities was principally due to increases in interest bearing deposits, primarily time deposits, and long-term debt.

Net Interest Margin
-------------------

Net interest margin represents net interest income as a percentage of total interest earning assets. For the first quarter of 2000, the net interest margin, on a tax-equivalent basis, was 3.62% compared to 3.74% for the same period in 1999. This decrease was driven by changes in rates and volumes of earning assets and the corresponding funding sources. In addition, the first quarter of 2000 carried acquired asset portfolios which had been sold, but cash settlement had not yet taken place. The following table details the components of the change in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three-month periods ended March 31, 2000 and 1999.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

                                           Three Months Ended
                                  -------------------------------------
                                   March 31, 2000       March 31, 1999
                                  -----------------   -----------------
                                  Average   Average   Average   Average
(Dollars in Millions)             Balance      Rate   Balance      Rate
-------------------------------   -------     -----   -------     -----
Assets:
 Loans and Leases:
  Corporate Lending:
   Commercial                     $ 4,091      9.18%  $ 3,306      8.56%
   Mortgage                           580      9.02       542      8.63
   Construction                       571      8.60       471      8.03
   Lease Financing                    393     11.39       267     10.45
                                  -------     -----   -------     -----
    Total Corporate Lending         5,635      9.26     4,586      8.62
  Consumer Lending:
   Residential                        376     11.42       916      8.19
   Installment                        526     10.02       692     10.03
   Lease Financing                    484      6.88       546      8.44
                                  -------     -----   -------     -----
    Total Consumer Lending          1,386      9.31     2,154      8.85
                                  -------     -----   -------     -----
     Total Loans and Leases         7,021      9.27     6,740      8.70
 Investment Securities              3,324      7.24     1,746      6.01
 Trading Account Securities             -         -        75      5.42
 Federal Funds Sold and Reverse
  Repurchase Agreements                26      5.10        36      6.26
                                  -------     -----   -------     -----
   Total Earning Assets            10,371      8.61     8,597      8.11
 Cash and Due From Banks              242                235
 Other Assets                         991                672
                                  -------            -------
  Total Assets                    $11,604            $ 9,504
                                  =======            =======
Liabilities and
 Shareholders' Equity:
 Deposits:
  Demand Deposits                 $   331      2.09   $   360      2.00
  Savings Deposits                  1,321      4.68     1,406      3.56
  Time Deposits                     4,471      5.71     3,600      5.39
                                  -------     -----   -------     -----
   Total Deposits                   6,123      5.29     5,366      4.68
 Short-Term Debt:
  Federal Funds Purchased and

   Repurchase Agreements            1,514      5.78     1,061      4.66
  Commercial Paper                    211      5.49       230      4.76
  Short-Term Notes Payable              2      5.63         1      4.45
                                  -------     -----   -------     -----
   Total Short-Term Debt            1,727      5.75     1,292      4.68
 Long-Term Debt                     1,241      6.13       993      5.59
 Junior Subordinated Debentures       220      8.34        99      8.88
                                  -------     -----   -------     -----
  Total Interest Bearing

   Liabilities                      9,311      5.56     7,750      4.85
 Noninterest Bearing Deposits       1,143                602
 Other Liabilities                    225                330
 Shareholders' Equity                 925                822
                                  -------            -------
  Total Liabilities and
   Shareholders' Equity           $11,604            $ 9,504
                                  =======            =======

Net Interest Spread                            3.05%               3.26%
                                              =====               =====
Net Interest Margin                            3.62%               3.74%
                                              =====               =====

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Provision and Allowance for Loan and Lease Losses and Credit Quality
--------------------------------------------------------------------

Provident provides for credit loss reserves for both its on and off-balance sheet lending portfolios. Discussion and analysis of the reserves as well as the overall credit quality of the off-balance sheet lending portfolio is provided with the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity" section of this report. The following paragraphs provide information concerning its on-balance sheet credit portfolio.

The provision for loan and lease losses was $9.7 million and $13.0 million for the first three months of 2000 and 1999, respectively. The ratio of reserve for loan and lease losses to total loans and leases was 1.44% and 1.26% at March 31, 2000 and 1999, respectively. Prior to the acquisition of Fidelity Financial and the corresponding restatement of prior period numbers, the March 31, 1999 ratio of reserve for loan and lease losses to total loans and leases was 1.35%.

The following table shows the progression of the reserve for loan and lease losses and selected reserve ratios:

                                                      Three Months Ended
                                                           March 31,
                                                    ---------------------
(Dollars in Thousands)                                  2000        1999
--------------------------------------------------   --------    --------
Balance at Beginning of Period                       $ 94,045    $ 78,867
Provision for Loan and Lease Losses                     9,700      12,975
Loans and Leases Charged Off                           (9,448)    (10,999)
Recoveries                                              2,772       2,330
                                                     --------    --------
  Balance at End of Period                           $ 97,069    $ 83,173
                                                     ========    ========

Reserve for Loan and Lease Losses as a Percent of:
  Nonperforming Loans                                  174.66%     172.50%
  Nonperforming Assets                                 154.00%     164.23%
  Total Loans and Leases                                 1.44%       1.26%

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The following tables present the distribution of net loan charge-offs by loan type for the three-month periods ended March 31, 2000 and 1999:


                                Three Months Ended                Three Months Ended
                                  March 31, 2000                     March 31, 1999
                         --------------------------------   --------------------------------
                                     Pctg of      Pctg of               Pctg of      Pctg of
                                     Average       Total                Average       Total
                           Net        Total         Net       Net        Total         Net
                         Charge-      Loans       Charge-   Charge-      Loans       Charge-
(Dollars in Thousands)     Offs    (annualized)    Offs       Offs    (annualized)     Offs
-----------------------   ------   ------------   -------   -------   ------------   -------
Corporate Lending:
 Commercial               $4,262          0.42%     63.8%    $4,444          0.54%     51.3%
 Mortgage                      -             -         -          -             -         -
 Construction                  -             -         -          -             -         -
 Lease Financing             308          0.31       4.6      1,364          2.04      15.7
                          ------                   -----     ------                  ------
  Net Corporate Lending    4,570          0.32      68.4      5,808          0.51      67.0
Consumer Lending:
 Residential                 934          0.99      14.0        143          0.06       1.6
 Installment                 346          0.29       5.2      2,371          1.37      27.4
 Lease Financing             826          0.68      12.4        347          0.25       4.0
                          ------                   -----     ------                  ------
  Net Consumer Lending     2,106          0.61      31.6      2,861          0.53      33.0
                          ------                   -----     ------                  ------
   Net Charge-Off's       $6,676          0.38     100.0     $8,669          0.51     100.0
                          ======                   =====     ======                  ======

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Nonperforming assets at March 31, 2000 were $63.0 million compared to $61.1 million and $50.6 million as of December 31, 1999 and March 31, 1999, respectively. The composition of nonperforming assets over the past five quarters is provided in the following table.

                                2000                    1999
                              -------   -------------------------------------
                               First    Fourth     Third    Second     First
(Dollars in Thousands)        Quarter   Quarter   Quarter   Quarter   Quarter
---------------------------   -------   -------   -------   -------   -------
Nonaccrual Loans:
 Corporate Lending:
  Commercial                  $46,282   $43,452   $49,250   $41,828   $33,210
  Mortgage                      1,654     3,003     1,527       566       548
  Construction                      -       216       216       247       247
  Lease Financing               2,016     1,309     2,926     6,724     7,162
                              -------   -------   -------   -------   -------
   Total Corporate Lending     49,952    47,980    53,919    49,365    41,167
 Consumer Lending:
  Residential                       -        48        26         -       117
  Installment                   5,624     7,640     7,358     7,315     5,354
  Lease Financing                   -         -         -         -         -
                              -------   -------   -------   -------   -------
   Total Consumer Lending       5,624     7,688     7,384     7,315     5,471
                              -------   -------   -------   -------   -------
    Total Nonaccrual Loans     55,576    55,668    61,303    56,680    46,638
Renegotiated Loans                  -     1,541     1,557     1,565     1,577
                              -------   -------   -------   -------   -------
 Total Nonperforming Loans     55,576    57,209    62,860    58,245    48,215
Other Real Estate               7,457     3,870     4,092     2,921     2,430
                              -------   -------   -------   -------   -------
 Total Nonperforming Assets   $63,033   $61,079   $66,952   $61,166   $50,645
                              =======   =======   =======   =======   =======
Loans 90 Days Past Due

 Still Accruing               $13,908   $15,769   $18,484   $24,740   $21,678

Nonperforming Loans to
 Total Loans and Leases          0.82%     0.82%     0.96%     0.89%    0.73%
Nonperforming Assets to:
 Total Loans, Leases and
  Other Real Estate              0.93%     0.87%     1.02%     0.94%    0.76%
 Total Assets                    0.54%     0.58%     0.68%     0.66%    0.54%

Nonaccrual loans decreased $.1 million during the first quarter of 2000. The decrease was composed of $14.7 million of additions to nonaccrual loans, $7.3 million of payments on nonaccrual loans, $4.6 million of nonaccrual loans charged off and $2.9 million transferred to other real estate. Renegotiated loans decreased $1.5 million during the first quarter due to the improved performance of one loan. Other real estate increased $3.6 million during the first quarter of 2000. The increase was primarily the result of the foreclosure of one commercial real estate property and several residential properties.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Noninterest Income
------------------

The following table details the components of noninterest income and their change for the first three-month periods ended March 31, 2000 and 1999:

                                               Three Months Ended
                                                    March 31,
                                              -------------------    Pctg
(Dollars in Thousands)                          2000       1999     Change
-------------------------------------------   --------   --------   ------
Service Charges on Deposit Accounts           $  8,493   $  7,537     12.7%
Loan Servicing Fees                             11,806      5,483    115.3
Other Service Charges and Fees                   9,835      9,950     (1.2)
Operating Lease Income                          10,086      8,898     13.4
Gain on Sale of Loans and Leases - Non-Cash     15,441     19,324    (20.1)
Gain on Sale of Loans and Leases - Cash          7,698      7,980     (3.5)
Warrant Gains                                    1,000          -        -
Security Gains/(Losses)                             24         (7)       -
Other                                            4,555      5,894    (22.7)
                                              --------   --------
  Total Noninterest Income                    $ 68,938   $ 65,059      6.0
                                              ========   ========

Noninterest income for the first quarter of 2000 increased by $3.9 million, or 6%, from the prior year first quarter. Explanations for significant changes in noninterest income by category follow:

o Service charges on deposit accounts increased $1.0 million primarily from pricing and volume increases on corporate and personal deposit accounts and higher ATM fees from the increased number of ATMs. Since March 31, 1999, an additional 104 ATMs have been placed into service bringing the total number of Provident ATMs to 453.

o Loan servicing fees increased $6.3 million primarily from increases in the residential mortgage and auto leasing areas.

o Operating lease income increased $1.2 million due primarily to the growth of Provident Commercial Group, a national lessor of large equipment.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

o Gain on sales of loans and leases decreased $4.2 million due primarily to the decrease in gain from nonconforming residential loan securitizations. The following table provides detail of the gain on sales recognized during the first quarter of 2000 and 1999:

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
   (In Thousands)                                       2000      1999
   ------------------------------------------------   -------   -------
   Gain on Sale of Loan and Lease Sales - Non-Cash:
     Nonconforming Residential Loan Securitizations   $15,441   $19,324

   Gain on Sale of Loan and Lease Sales - Cash:
     Equipment Lease Securitizations                    7,380     6,914
     Conforming Residential Whole Loan Sales              116       699
     Nonconforming Residential Whole Loan Sales             -       174
     Other Loan Sales                                     202       193
                                                      -------   -------
                                                        7,698     7,980
                                                      -------   -------
                                                      $23,139   $27,304
                                                      =======   =======

   A detailed discussion of the various securitizations and sales of loans and leases is provided under the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity" section of this report.

o Provident's Commercial Banking business line from time to time acquires equity warrants as a part of the lending fee structure established with customers. Warrant gains increased $1.0 million during the first quarter of 2000.

o Other income decreased $1.3 million during the first quarter of 2000 as decreases in gains from the sale of equipment lease residual assets and trading account income more than offset the increase in income from investments in partnerships.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Noninterest Expense
-------------------

The following table details the components of noninterest expense and their change for the first quarters of 2000 and 1999:

                                             Three Months Ended
                                                  March 31,
                                            -------------------    Pctg
(Dollars in Thousands)                         2000       1999    Change
-----------------------------------------   --------   --------   ------
Salaries, Wages and Benefits                $ 40,370   $ 36,885      9.4%
Charges and Fees                               4,747      3,884     22.2
Occupancy                                      5,008      4,605      8.8
Depreciation on Operating Lease Equipment      6,285      4,725     33.0
Equipment Expense                              6,236      5,532     12.7
Professional Services                          5,033      4,024     25.1
Other                                         16,043     16,504     (2.8)
                                            --------   --------
  Noninterest Expense Before Merger and
   Restructuring Charges                      83,722     76,159      9.9
Merger and Restructuring Charges              39,300      4,200    835.7
                                            --------   --------
 Total Noninterest Expense                  $123,022   $ 80,359     53.1
                                            ========   ========

Noninterest expense before merger and restructuring charges increased $7.6 million, or 10%, from the prior year first quarter. Explanations for significant changes in noninterest expense by category follow:

o Salaries, wages and benefits increased $3.5 million during the first quarter of 2000 as compared to the first quarter of 1999. The increase was due primarily to expansion in the Mortgage Banking and Commercial Banking business lines.

o Charges and fees increased $.9 million due primarily to increased goodwill amortization expense.

o The growth of Provident Commercial Group, a national lessor of large equipment, was the primary reason for the increase in depreciation on operating lease equipment.

o Equipment expense increased $.7 million due to higher depreciation expense related to technology investments, branches and ATMs.

o Professional fees increased $1.0 million as a result of higher legal and temporary employment services and miscellaneous professional fees.

o Significant items within other noninterest expense for the first quarter of 2000 include franchise tax expense of $2.7 million, travel expense of $1.8 million and communication expense of $1.6 million.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

o Merger and restructuring charges during the first quarter of 2000 relate to the acquisition of Fidelity Financial of Ohio, Inc. which was completed on February 4, 2000, and other post-merger business line restructuring charges. The first quarter of 1999 merger and restructuring charges relate to the merger of Fidelity Financial and Glenway Financial Corporation which was completed March 19, 1999. Additional details of these charges are provided in Note 3 of the "Notes to Consolidated Financial Statements" section of this report.

FINANCIAL CONDITION
-------------------

Short-Term Investments and Investment Securities
------------------------------------------------

Federal funds sold and reverse repurchase agreements decreased $84.0 million since December 31, 1999. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, any remainder is placed in overnight federal funds.

Securities purchased with the intention of being held for indefinite periods of time are classified as investment securities available for sale. These securities increased $1.6 billion during the first quarter of 2000. Mortgage-backed securities accounted for approximately 80% of the increase. Funds obtained from deposit growth, increased borrowings and proceeds from the sale of loans were deployed into investment securities with higher credit quality, increased liquidity and an improved interest rate risk profile. Cash flows from the newly purchased securities will be systematically redeployed to fund ongoing loan growth.

Loans and Leases
----------------

As of March 31, 2000 total loans and leases were $6.7 billion compared to $7.0 billion at December 31, 1999. Provident has an additional $6.4 billion and $5.9 billion of off-balance sheet loans and leases as of March 31, 2000 and December 31, 1999, respectively. For more information concerning these off-balance sheet loans and leases, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity".

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The following table shows the composition of the commercial loan category by industry type at March 31, 2000:

                                                     Amount on
(Dollars in Millions)              Amount       %   Nonaccrual
--------------------------------   --------   ---   ----------
Manufacturing                      $  874.2    21        $13.6
Service Industries                    813.8    19         24.2
Real Estate Operators/Investment      397.5    10          0.3
Retail Trade                          378.1     9          1.2
Finance & Insurance                   349.4     8          0.6
Transportation/Utilities              308.6     7          0.7
Wholesale Trade                       282.1     7          2.0
Automobile Dealers                    178.6     4            -
Construction                          149.6     4          0.8
Other                                 448.9    11          2.9
                                   --------   ---        -----
   Total                           $4,180.8   100        $46.3
                                   ========   ===        =====


The composition of the commercial mortgage and construction loan categories by property type at March 31, 2000 follows:

                                                Amount on
(Dollars in Millions)           Amount    %    Nonaccrual
---------------------------     ------   ---   ----------
Residential Development         $306.3    26         $0.6
Office/Warehouse                 223.0    19            -
Shopping/Retail                  182.2    16          0.3
Apartments                       137.4    12            -
Land                              58.1     5          0.2
Hotels/Motels                     42.8     4            -
Industrial Plants                 33.7     3            -
Auto Sales and Service            26.5     2            -
Health Facilities                 13.6     1            -
Churches                          12.9     -            -
Other Commercial Properties      138.7    12          0.6
                              --------   ---         ----
   Total                      $1,175.2   100         $1.7
                              ========   ===         ====

The following table shows the composition of the installment loan category by loan type at March 31, 2000:

(Dollars in Millions)           Amount    %
-----------------------------   ------   ---
Indirect Installment            $242.3    45
Home Equity                      148.4    27
Direct Installment                73.3    13
Credit Card                       63.4    12
Other Consumer Loans              16.9     3
                                ------   ---
   Total                        $544.3   100
                                ======   ===

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Receivables from Securitization Trusts
--------------------------------------

Since March 1998, Provident has provided for credit enhancements to its securitizations in the form of cash reserve accounts that are funded at closing. Generally, the cash reserve accounts, referred to as "Receivables from Securitization Trusts" on the Consolidated Balance Sheets, are deposited at Provident. Credit losses, with the exception of credit card loans, are absorbed directly into these receivables from securitization trusts. The remaining funds not used to cover such losses are returned to Provident over the term of the securitization. Receivables from securitization trusts of credit card loans absorb losses only in the event that the interest spreads are insufficient to cover such credit losses. Provident estimates the amount of credit losses based upon loan credit grades, collateral, market conditions and other pertinent factors. Assumptions used to calculate the estimated credit losses are provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity". Detail of the March 31, 2000 receivables from securitization trusts, net of loss estimates follows:

                                    Receivables                   Receivables
                                       from                          Net of
                                   Securitization       Loss          Loss
(In Thousands)                        Trusts        Estimates(1)   Estimates
--------------------------------   --------------   ------------    ---------
 Nonconforming Residential Loans        $ 423,890     $ (92,251)   $ 331,639
 Equipment Leases                          54,900       (17,861)      37,039
 Credit Card Loans                         28,732             -       28,732
 Prime Home Equity Loans                   20,982        (1,173)      19,809
                                        ---------     ---------    ---------
                                        $ 528,504     $(111,285)   $ 417,219
                                        =========     =========    =========

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activities" for additional estimates established and an overall analysis of the credit quality of off-balance sheet loans and leases.

Deposits
--------

Noninterest bearing deposits increased $46.3 million during the first quarter of 2000. As noted above, the cash reserve accounts, used as credit enhancements for its securitizations, are generally deposited into noninterest bearing checking accounts at Provident. As of March 31, 2000 and December 31, 1999, these cash reserve accounts totaled $507.8 million and $426.5 million, respectively.

Average core deposits for the first quarter of 2000 grew at an annualized rate of 12% since the fourth quarter of 1999, with significant contribution coming from Provident Bank of Florida.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Borrowed Funds
--------------

Short-term debt increased $.4 billion, or 40%, to $1.4 billion during the first three months of 2000. The increase was due to an increase in federal funds purchased and repurchase agreements.

Long-term debt increased $.5 billion, or 48%, to $1.4 billion during the first quarter of 2000. The increase is primarily the result of increases in Federal Home Loan Bank advances.

Capital Resources and Adequacy
------------------------------

Total shareholders' equity at March 31, 2000 was $927.7 million compared to $926.2 million at December 31, 1999. The change in the equity balance primarily relates to net income exceeding dividends by $4.9 million, funds of $2.0 million received from the exercise of stock options and a decrease in the market value of investment securities classified as available for sale of $7.6 million (net of deferred income taxes).

The quarterly common dividend rate was increased from $.22 per share to $.24 per share beginning with the first quarter of 2000.

The following table of ratios is important for the analysis of capital adequacy:

                                                 Three Months Ended      Year Ended
                                                   March 31, 2000     December 31, 1999
                                                 ------------------   -----------------
Average Shareholders' Equity to Average Assets                7.97%                8.28%
Dividend Payout to Net Earnings                              71.05                27.10
Dividend Payout to Operating Earnings                        27.22                26.62
Tier 1 Leverage Ratio                                         9.78                10.87
Tier 1 Capital to Risk-Weighted Assets                        9.29                 9.97
Total Risk-Based Capital To Risk-Weighted Assets             10.83                11.98

Capital expenditures planned by Provident for building improvements and furniture and equipment in 2000 are currently estimated to be approximately $33 million. Included in this amount are projected capital expenditures for the purchase of data processing hardware and software, facility renovations, branch additions, renovations and enhancements, and ATMs. Through March 31, 2000, approximately $6 million of these expenditures had been made.

Stock Options
-------------

During the first quarter of 2000, Provident granted options for the purchase of 750,000 shares of Provident Common Stock to all Provident associates. This grant was in addition to Provident's regular stock option grants to officers and directors. Total options granted during the first three months of 2000 were for the purchase of 1.7 million shares. The options have exercise prices ranging from $26.68 to $28.09.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

ASSET SECURITIZATION ACTIVITY
-----------------------------

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

Impact of Securitizations on the Consolidated Statements of Income
------------------------------------------------------------------

Based on the asset type, terms and structure of the securitization transaction, a gain may be recognized immediately upon the sale of the assets and/or income is recognized throughout the life of the securitization. The following table provides a summary of principal sold and gains recognized for the various types of securitizations sold during the periods indicated:

                                     Three Months Ended March 31,
                              -----------------------------------------
                                      2000                  1999
                              -------------------   -------------------
(In Thousands)                Principal      Gain   Principal      Gain
---------------------------   --------   --------   --------   --------
Non-Cash Gains:
  Nonconforming Residential   $515,000   $ 15,441   $515,000   $ 19,324
Cash Gains:
  Equipment Leases             167,780      7,380    115,000      6,914
Non-Recognition of Gains:
  Automobile Leases             98,244          -          -          -
                              --------   --------   --------   --------
Total Securitizations         $781,024   $ 22,821   $630,000   $ 26,238
                              ========   ========   ========   ========

The securitization and sale of nonconforming residential, prime home equity and credit card loans have resulted in the recognition of non-cash gains. Under the structure of these securitizations, Provident receives cash equal to the amount of loans sold. The methodology used by Provident to calculate gains on the sale of these securities follow:

1. An amortization schedule is created for the loan portfolio based on each loan's maturity, rate and balance.
2. The amortization schedule is adjusted using a prepayment speed curve. The prepayment curve estimates the actual timing of principal payments by the borrowers.
3. The net spread is calculated on the loan portfolio by taking the cash inflows (loan portfolio yield and prepayment penalties) and reducing it by the cash outflows (bond yield paid to investors, servicing fees and other fees). Prepayments reduce the average life of the portfolio, which in turn reduces the net spread collected by Provident.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

4. The present value of the net spread is calculated by applying a discount rate indicative of the risk associated with the transaction.
   o In pre-1998 credit enhancement structures, the net spread is used to create excess collateral as credit support. In these transactions, cash flow to Provident is delayed until the target over-collateralization is met and cash is released. This delay in cash receipts reduces the present value.
   o Beginning with the March 1998 securitization, Provident has provided credit enhancement in the form of an upfront cash reserve account. Therefore Provident does not experience delays in cash receipts. The net spread is not subordinated to the losses. Losses are absorbed directly in the cash reserve account instead of reducing the net spread. In addition the cash reserve account is placed in a noninterest bearing checking account at Provident, whereby no cash outlay is experienced in the funding of the account.
5. The gain is calculated by taking the present value of the net spread on a relative fair value basis and reducing it by the present value of the expected credit losses, underwriting expenses, accounting and legal fees and deferred expenses paid to originate the loans.

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

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Underlying assumptions used in the determination of future cash flows on the loan and lease portfolios follow:


                              Year 2000
                           Securitizations             Weighted Average of All Securitizations
                           ---------------   ----------------------------------------------------------
                            Nonconforming    Nonconforming      Prime      Credit   Equipment    Auto
                             Residential      Residential    Home Equity   Cards     Leasing    Leasing
                           --------------    -------------   -----------   ------   ---------   -------
 Assumptions Used:
 Prepayment Speed(1):
  Initial Rate                     13.58%           12.20%        10.00%     n/a         n/a       n/a
  Peak Rate                        35.00%           32.62%        30.00%     n/a         n/a       n/a
   Calculated Weighted
    Average Life of the
    Loan Portfolios            2.4 Years        2.7 Years     2.1 Years      n/a         n/a       n/a
 Estimated Credit Losses
  Losses(2):
   Annual Basis                     1.12%            1.08%         0.19%    5.40%       1.00%     0.50%
   Percentage of
    Original Balance                2.70%            2.94%         0.41%     n/a        1.97%      n/a
 Discount Rate                     12.00%           11.86%        10.27%   12.00%       9.41%      n/a

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

The recognition of gains on the sale of loans requires management to make assumptions regarding prepayment speeds and credit losses for the securitized loan and lease pools. In general, Provident's securitized pools have performed better than the initial estimates. Therefore management believes these estimates to be conservative. The performance of the pools are extensively monitored, and adjustments to these assumptions will be made if necessary.

No assurance can be given that the level of loan originations and acquisitions will continue to permit the recognition of such gains on sales of loans in the future. The percentage of gains may also be affected by changing conditions in the asset-backed markets upon which Provident has no control.

Provident retains the servicing of the loans and leases it securitizes and sells. This servicing activity was primarily responsible for the generation of $11.8 million and $5.5 million in loan servicing fees during the first three months of 2000 and 1999, respectively.

Nonconforming residential loans, originated or acquired by the Mortgage Banking business line, have been securitized and sold on a quarterly basis since 1996. Major characteristics of these nonconforming loans include: 54% with an "A" credit grade and 31% with a "B" credit grade; 68% with full documentation; 68% have prepayment penalties; 95% are secured by first mortgages; 92% are owner occupied; and, on average, have a 78% loan-to-value ratio.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

A summary of nonconforming residential loans originated by loan type as of and for the three-month period ended March 31, 2000 and 1999 is provided below:

                                        Three Months Ended March 31,
                                        ----------------------------
(In Thousands)                              2000              1999
-------------------------------------   ----------        ----------
Originations for the Period Ending:
 Fixed Rate, Fully Amortizing           $  226,895        $  171,650
 Fixed Rate, 15-Year Balloon Payments      115,408           105,459
                                        ----------        ----------
  Total Fixed Rate Loans                   342,303           277,109
 Adjustable, Six-Month LIBOR                 1,449             5,716
 Adjustable Rate, 3/27 Loans               154,930           183,827
 Adjustable Rate, 2/28 Loans                12,436            27,348
 Adjustable Rate, 5/25 Loans                   223                 -
                                        ----------        ----------
  Total Adjustable Rate Loans              169,038           216,891
                                        ----------        ----------
   Total Originations                   $  511,341        $  494,000
                                        ==========        ==========

Loans Outstanding as of:
 Fixed Rate, Fully Amortizing           $1,382,500        $  600,867
 Fixed Rate, 15-Year Balloon Payments      808,502           372,195
                                        ----------        ----------
  Total Fixed Rate Loans                 2,191,002           973,062
 Adjustable, Six-Month LIBOR                58,955           103,220
 Adjustable Rate, 3/27 Loans             1,396,362           888,218
 Adjustable Rate, 2/28 Loans               176,777           175,102
 Adjustable Rate, 5/25 Loans                 7,086             8,119
                                        ----------        ----------
  Total Adjustable Rate Loans            1,639,180         1,174,659
                                        ----------        ----------
   Total Outstanding                    $3,830,182        $2,147,721
                                        ==========        ==========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The following table estimates the differences in the recognition of net income for the Mortgage Banking business line for the first three months of 2000 and 1999 based on having securitized its loan portfolio as reported (including gain on sale of loans), and as if the loans had been held in the portfolio and interest recognized as earned (excluding gain on sale of loans). The differences, primarily in the areas of net interest income, gain on sale of loans, servicing fee income and provision expense, are a matter of timing and not total income to be recorded over the life of the loans. Net income on an as earned basis continues to rise from earlier periods due to the growth in the balance of securitized loans and the resulting net interest income these loans would have provided.

                                      Three Months Ended March 31,
                              --------------------------------------------
                                      2000                     1999
                              --------------------    --------------------
                                 As           As         As           As
(In Thousands)                Reported      Earned    Reported      Earned
---------------------------   --------    --------    --------    --------
Net Interest Income           $  7,832    $ 32,619    $  3,961    $ 20,965
Loan Loss Provision             (1,113)     (7,234)     (1,850)     (6,576)
                              --------    --------    --------    --------
  Net Interest Income After
   Loan Loss Provision           6,719      25,385       2,111      14,389
Noninterest Income              23,420       5,298      25,835       4,918
Noninterest Expense            (15,434)    (15,434)    (13,951)    (13,951)
                              --------    --------    --------    --------
  Income Before Taxes           14,705      15,249      13,995       5,356
Income Taxes                    (5,147)     (5,337)     (4,898)     (1,875)
                              --------    --------    --------    --------
  Net Income                  $  9,558    $  9,912    $  9,097    $  3,481
                              ========    ========    ========    ========

The following table provides the operating cash flows for the Mortgage Banking business line for first three months of 2000 and 1999:

                                              Three Months Ended March 31,
                                              ----------------------------
(In Thousands)                                  2000                1999
-------------------------------------------   --------            --------
Cash Inflows:
  Net Interest Income                         $ 38,328            $ 26,261
  Loan Servicing Fees                            4,180               1,925
                                              --------            --------
    Total Cash Inflows                          42,508              28,186
Cash Outflows:
  Loan Acquisition and Securitization Costs     17,253              18,889
  Cash Operating Expenses                       14,730              13,247
  Credit Losses                                  5,452               4,870
  Servicer Advances                              3,799               2,186
  Taxes                                         (3,324)              8,799
                                              --------            --------
    Total Cash Outflows                         37,910              47,991
                                              --------            --------
Net Cash Flows                                $  4,598            ($19,805)
                                              ========            ========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Impact of Securitizations on the Consolidated Balance Sheets
------------------------------------------------------------

The impact from the securitization and sale of various loans and leases can be seen in several areas of Provident's balance sheet. The most significant has been the removal of loans and leases that Provident continues to service. The following table provides a summary of these off-balance sheet managed assets:

                                    March 31,
                            -----------------------
(In Thousands)                  2000         1999
-------------------------   ----------   ----------
Nonconforming Residential   $3,736,182   $2,079,653
Auto Leases                  1,417,332      616,902
Equipment Leases               434,715      298,991
Prime Home Equity              384,769      286,717
Credit Card                    230,000            -
Warehouse                      186,200      365,919
                            ----------   ----------
                            $6,389,198   $3,648,182
                            ==========   ==========

In connection with the recognition of non-cash gains, the present value of future cash flows, referred to as retained interest in securitized assets ("RISA"), are recorded as assets within the investment securities line item of the consolidated balance sheets. Components of the RISA as of March 31, 2000 follow:

                                            Nonconforming      Prime
(In Thousands)                              Residential     Home Equity
-----------------------------------------   -------------   -----------
Estimated Cash Flows of Underlying Loans,
 Net of Payments to Certificate Holders         $ 523,951     $  29,335
Less:
  Estimated Credit Loss (1)                       (16,184)         (338)
  Servicing and Insurance Expense                 (57,989)       (3,957)
  Discount to Present Value                       (66,258)       (2,652)
                                                ---------     ---------
Carrying Value of Retained Interest in
  Securitized Assets                            $ 383,520     $  22,388
                                                =========     =========

(1) Only the pre-1998 securitizations provide for estimated credit losses within the cash flows of the RISA. Information on all estimated credit losses is presented in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality of Securitized Assets" immediately following this table.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Credit Quality of Securitized Assets
------------------------------------

The following table presents a summary of various indicators of the credit quality of off-balance sheet loans and leases as of and for the three months ended March 31, 2000:

(Dollars in                Nonconforming      Prime Home      Equipment      Auto        Credit    Warehouse
 Thousands)                Residential(1)      Equity(1)      Leases(1)    Leases(2)    Cards(2)      (2)
------------------------   --------------     ----------      ---------   ----------   ---------   ---------
For the Three Months
 Ended March 31, 2000:
 Average Securitized
  Assets                      $3,454,944       $391,422       $335,287    $1,372,422    $230,000    $211,233
 Net Charge-Offs                   4,519            638          1,680         1,468       4,174           -
 Net Charge-Offs
  to Average Securitized
  Assets (Annualized)               0.52%          0.65%          2.00%         0.43%       7.26%       0.00%
As of March 31, 2000:
 Securitized Assets           $3,736,182       $384,769       $434,715    $1,417,332    $230,000    $186,200
 Estimated Credit
  Losses Provided For            108,435          1,511         17,861           n/a         n/a         n/a
 Estimated Credit
  Losses to Period-End
  Securitized Assets                2.90%          0.39%          4.11%          n/a         n/a         n/a
 Estimated Credit
  Loss Rates:
  Annual Basis                      1.08%          0.19%          1.00%         0.50%       5.40%       0.10%
  Percentage of
   Original Balance                 2.94%          0.41%          1.97%          n/a         n/a         n/a
 Delinquency Rates:
  30 to 89 Days                     2.14%          0.47%          1.13%         0.16%       2.19%       7.06%
  90 or More                        5.75%          0.21%          0.77%         0.02%       1.27%       6.81%

(1) Estimates for credit losses on nonconforming residential loans, prime home equity loans and equipment leases are determined at the time of sale. The estimated credit loss balance for pre-1998 securitizations are contained within the RISA. Since the beginning of 1998, Provident has provided for credit enhancements to its securitizations in the form of cash reserve accounts that are funded at closing. Generally, the cash reserve accounts, referred to as "Receivables from Securitization Trusts" on the Consolidated Balance Sheets, are deposited at Provident. Credit losses are absorbed directly against these receivables from securitization trusts. The remaining funds not used to cover such losses are returned to Provident over the term of the securitization. Provident estimates the amount of credit losses based upon loan credit grades, collateral, market conditions and other pertinent factors. Detail of the receivables from securitization trusts is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Receivables from Securitization Trusts and Other Assets".

(2) Estimates for credit losses on revolving structures such as auto leases, credit cards and warehouse loans are provided for throughout the life of the securitization. The loss estimates are accrued monthly increasing the estimate, while the charge-offs of uncollectible balances reduce the estimate.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

OTHER OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
---------------------------------------------

In the normal course of business, Provident uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At March 31, 2000, these off-balance sheet instruments consisted of standby letters of credit of $121 million, commitments to extend credit of $2.1 billion and interest rate swaps with a notional amount of $5.2 billion.

LIQUIDITY
---------

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Provident has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash, deposits with other banks and federal funds sold. Additional sources of liquidity include the sale of investment securities and the sale of corporate and consumer loans and leases. Another source for providing liquidity is the generation of new deposits. Provident may also borrow both short-term and long-term funds. Provident has an additional $1.2 billion available for borrowing under a $1.5 billion bank notes program. Approximately $330 million of long-term debt is due to be repaid during the remainder of 2000.

The major source of liquidity for Provident on a parent-only basis is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to the Parent at March 31, 2000 by its banking subsidiaries was approximately $179.8 million. The Parent has not received any dividends from its subsidiaries during the first three months of 2000.

At March 31, 2000 the Parent had not drawn any of its $200 million in general purpose lines of credit with unaffiliated banks. Additionally the Parent had approximately $122.4 million in cash, interest earning deposits and federal funds sold to meet its liquidity needs.

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

Provident uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an instantaneous and permanent change in the pricing of all interest rate sensitive assets, liabilities and off-balance sheet financial agreements of Provident, net interest income would change by the following over the next 12-month period: increase 0.58% for a 100 basis point decrease; increase 1.13% for a 200 basis point decrease; decrease 0.58% for a 100 basis point increase; and decrease 1.19% for a 200 basis point increase. The effects of these interest rate fluctuations are considered worst case scenarios, as the analysis does not give consideration to any management of the new interest rate environment. These tests are performed on a monthly basis and the results, which are in compliance with policy, are presented to the Board of Directors.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management".

                      PART II - OTHER INFORMATION
                      ---------------------------

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

On January 25, 2000 Registrant issued 10,514 common shares to Ken Hanauer, a former executive officer of OHSL Financial Corp. The issuance, made in connection with the exercise of stock options having an exercise price of $9.16 per common share, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Registrant's annual meeting of shareholders was held on April 25, 2000. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and the following matters were voted upon and approved by the shareholders as indicated below.

                                         Votes         Votes
                                          For         Withheld
                                       ----------     --------
Election of the following directors:
(a) Jack M. Cook                       43,807,412      157,699
(b) Thomas D. Grote, Jr.               43,850,890      114,221
(c) Robert L. Hoverson                 43,806,927      158,184
(d) Philip R. Myers                    43,837,705      127,406
(e) Joseph A. Pedoto                   43,853,783      111,328
(f) Sidney A. Peerless                 43,804,349      160,762
(g) Joseph A. Steger                   43,804,098      161,013

                             Votes        Votes                   Broker
                              For        Against    Abstained    Non-Votes
                           ---------   ----------   ---------    ---------
Preparation of Corporate
  Strategic Plan Report    1,928,418   37,062,345     375,437    4,598,911


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits filed:
       Exhibit 27.1 - Financial Data Schedule for March 31, 2000
       Exhibit 27.2 - Restated Financial Data Schedule for
                      March 31, 1999

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

                                        Provident Financial Group, Inc.
                                        -------------------------------
                                                   Registrant


Date:  May 12, 2000                        \s\ Christopher J. Carey
                                        -------------------------------
                                              Christopher J. Carey
                                          Executive Vice President and
                                             Chief Financial Officer