Form 10-Q
period 2000-06-30
PROVIDENT FINANCIAL GROUP INC
filed 2000-08-14
CIK 316770

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                          Commission File
June 30, 2000                                                No. 1-8019


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, without par value, outstanding at July 31, 2000 is 48,750,737.

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

PART II. OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . 36

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                            June 30,     December 31,
                                                              2000           1999
(Dollars in Thousands)                                    (Unaudited)
------------------------------------------------------   ------------    ------------
ASSETS
  Cash and Due from Banks                                $    247,428    $    292,134
  Federal Funds Sold and Reverse Repurchase Agreements         17,000          84,009
  Investment Securities Available for Sale
   (amortized cost - $3,296,412 and $2,187,802)             3,212,802       2,111,037
  Loans and Leases (Net of Unearned Income):
    Corporate Lending:
      Commercial                                            4,306,470       3,990,923
      Mortgage                                                535,805         576,570
      Construction                                            699,032         559,797
      Lease Financing                                         324,985         391,529
    Consumer Lending:
      Residential - Held for Sale                              48,867         653,679
      Installment                                             411,089         476,508
      Lease Financing                                         449,548         361,907
                                                         ------------    ------------
        Total Loans and Leases                              6,775,796       7,010,913
    Reserve for Loan and Lease Losses                         (97,588)        (94,045)
                                                         ------------    ------------
        Net Loans and Leases                                6,678,208       6,916,868
  Leased Equipment                                            217,372         171,258
  Premises and Equipment                                       99,470         100,099
  Receivables from Securitization Trusts                      421,758         355,222
  Other Assets                                                544,788         507,299
                                                         ------------    ------------
                                                         $ 11,438,826    $ 10,537,926
                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                $  1,260,372    $  1,185,245
      Interest Bearing                                      6,433,048       6,044,743
                                                         ------------    ------------
        Total Deposits                                      7,693,420       7,229,988
    Short-Term Debt                                           909,360         977,835
    Long-Term Debt                                          1,400,364         950,821
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures                 220,166         220,069
    Accrued Interest and Other Liabilities                    251,294         232,991
                                                         ------------    ------------
        Total Liabilities                                  10,474,604       9,611,704
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized,
     Series D, 70,272 Issued                                    7,000           7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 48,748,520 and 48,618,330 Issued              14,449          14,410
    Capital Surplus                                           312,838         308,237
    Retained Earnings                                         684,282         646,472
    Accumulated Other Comprehensive Loss                      (54,347)        (49,897)
                                                         ------------    ------------
        Total Shareholders' Equity                            964,222         926,222
                                                         ------------    ------------
                                                         $ 11,438,826    $ 10,537,926
                                                         ============    ============

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                  Three Months Ended     Six Months Ended
                                                       June 30,             June 30,
                                                 -------------------   -------------------
(In Thousands, Except Per Share Data)              2000       1999       2000       1999
----------------------------------------------   --------   --------   --------   --------
Interest Income:
  Interest and Fees on Loans and Leases          $173,571   $148,402   $335,382   $292,908
  Interest on Investment Securities                59,886     26,990    119,670     52,837
  Other Interest Income                               159      1,672        493      3,223
                                                 --------   --------   --------   --------
      Total Interest Income                       233,616    177,064    455,545    348,968
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                    18,377     13,975     35,458     28,085
    Time Deposits                                  70,849     48,635    134,339     96,500
                                                 --------   --------   --------   --------
      Total Interest on Deposits                   89,226     62,610    169,797    124,585
  Interest on Short-Term Debt                      23,589     15,220     48,249     30,126
  Interest on Long-Term Debt                       21,904     12,074     40,836     25,753
  Interest on Junior Subordinated Debentures        4,594      2,226      9,158      4,392
                                                 --------   --------   --------   --------
      Total Interest Expense                      139,313     92,130    268,040    184,856
                                                 --------   --------   --------   --------
        Net Interest Income                        94,303     84,934    187,505    164,112
Provision for Loan and Lease Losses                 9,700      8,150     19,400     21,125
                                                 --------   --------   --------   --------
  Net Interest Income After Provision
    for Loan and Lease Losses                      84,603     76,784    168,105    142,987
Noninterest Income:
  Service Charges on Deposit Accounts               8,745      8,154     17,238     15,691
  Loan Servicing Fees                              13,103      6,005     24,909     11,488
  Other Service Charges and Fees                    9,583     11,468     19,418     21,418
  Operating Lease Income                           10,413     10,334     20,499     19,232
  Gain on Sales of Loans and Leases - Non-Cash     19,006     17,667     34,447     36,991
  Gain on Sales of Loans and Leases - Cash          2,270        851      9,968      8,831
  Warrant Gains                                     3,800      1,169      4,800      1,169
  Security Gains                                        -        113         24        106
  Other                                             3,363      3,584      7,918      9,478
                                                 --------   --------   --------   --------
    Total Noninterest Income                       70,283     59,345    139,221    124,404
Noninterest Expense:
  Salaries, Wages and Benefits                     40,917     36,175     81,287     73,060
  Charges and Fees                                  5,803      3,570     10,550      7,454
  Occupancy                                         4,971      4,686      9,979      9,291
  Depreciation on Operating Lease Equipment         6,971      5,578     13,256     10,303
  Equipment Expense                                 6,103      6,169     12,339     11,701
  Professional Services                             5,401      5,182     10,434      9,206
  Merger and Restructuring Charges                      -          -     39,300      4,200
  Other                                            14,739     16,773     30,782     33,277
                                                 --------   --------   --------   --------
    Total Noninterest Expense                      84,905     78,133    207,927    158,492
                                                 --------   --------   --------   --------
Income Before Income Taxes                         69,981     57,996     99,399    108,899
Applicable Income Taxes                            25,092     20,432     37,738     38,800
                                                 --------   --------   --------   --------
  Net Income                                     $ 44,889   $ 37,564   $ 61,661   $ 70,099
                                                 ========   ========   ========   ========
Per Common Share:
  Basic Earnings Per Share                       $   0.92   $   0.79   $   1.26   $   1.48
  Diluted Earnings Per Share                         0.89       0.77       1.22       1.43
  Cash Dividends Declared                            0.24       0.22       0.48       0.44

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Unaudited)

                                                                                    Accumulated
                                                                                       Other
                             Preferred   Common     Capital   Retained   Treasury  Comprehensive
(In Thousands)                 Stock      Stock     Surplus   Earnings     Stock        Loss       Total
--------------------------   --------   --------   --------   --------   --------    --------    --------
Balance at January 1, 1999   $  7,000   $ 14,150   $276,796   $534,657   $(21,425)   $ (9,024)   $802,154

Net Income                                                      70,099                             70,099
Change in Unrealized Loss
 on Marketable Securities                                                             (30,500)    (30,500)
                                                                                                 --------
 Comprehensive Income                                                                              39,599

Dividends Paid on:
 Preferred Stock                                                  (435)                              (435)
 Common Stock                                                  (20,356)                           (20,356)
Exercise of Stock Options                     27      1,691                                         1,718
Purchase of Treasury Stock                                                 (8,645)                 (8,645)
Other                                                   271                                           271

                             --------   --------   --------   --------   --------    --------    --------
Balance at June 30, 1999     $  7,000   $ 14,177   $278,758   $583,965   $(30,070)   $(39,524)   $814,306
                             ========   ========   ========   ========   ========    ========    ========

Balance at January 1, 2000   $  7,000   $ 14,410   $308,237   $646,472   $      -    $(49,897)   $926,222

Net Income                                                      61,661                             61,661
Change in Unrealized Loss
 on Marketable Securities                                                              (4,450)     (4,450)
                                                                                                 --------
 Comprehensive Income                                                                              57,211

Dividends Paid on:
 Preferred Stock                                                  (474)                              (474)
 Common Stock                                                  (23,377)                           (23,377)
Exercise of Stock Options                     39      2,374                                         2,413
Cash Paid in Lieu of
 Issuance of Fractional
 Shares in Acquisition                                  (31)                                          (31)
Amortization of Expense
 Related to Employee Stock
 Benefit Plans                                          780                                           780
Liquidation of Employee
 Stock Benefit Plans                                  1,478                                         1,478

                             --------   --------   --------   --------   --------    --------    --------
Balance at June 30, 2000     $  7,000   $ 14,449   $312,838   $684,282   $      -    $(54,347)   $964,222
                             ========   ========   ========   ========   ========    ========    ========

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                              Six Months Ended June 30,
                                                             --------------------------
(In Thousands)                                                   2000           1999
----------------------------------------------------------   -----------    -----------
Operating Activities:
  Net Income                                                 $    61,661    $    70,099
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                         19,400         21,125
      Amortization of Goodwill and Other Intangible Assets         2,149          1,185
      Other Amortization and Accretion                           (16,562)        (7,827)
      Depreciation of Leased Equipment and
        Premises and Equipment                                    23,631         20,522
      Realized Investment Security Gains                             (24)          (106)
      Proceeds from Sale of Loans Held for Sale                1,049,470      1,144,663
      Origination of Loans Held for Sale                        (986,636)    (1,111,189)
      Realized Gains on Residential Loans Held for Sale          (30,607)       (35,321)
      Decrease in Net Trading Account Securities                       -         15,333
      Increase in Interest Receivable                            (19,212)        (5,707)
      Increase in Other Assets                                   (20,426)       (37,069)
      Increase (Decrease) in Interest Payable                      7,488         (1,262)
      Increase (Decrease) in Other Liabilities                     2,273        (25,355)
                                                             -----------    -----------
        Net Cash Provided By Operating Activities                 92,605         49,091
                                                             -----------    -----------
Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                        1,175,626        290,358
    Proceeds from Maturities and Prepayments                     189,366        139,268
    Purchases                                                 (1,837,803)      (481,712)
  Increase in Receivables Due From Securitization Trusts         (95,472)      (128,435)
  Net Increase in Loans and Leases                              (389,708)      (294,796)
  Net Increase in Operating Lease Equipment                      (59,370)       (11,949)
  Net Increase in Premises and Equipment                          (9,746)       (12,551)
                                                             -----------    -----------
    Net Cash Used In Investing Activities                     (1,027,107)      (499,817)
                                                             -----------    -----------
Financing Activities:
  Net Increase in Deposits of Securitization Trusts               97,982        133,904
  Net Increase in Other Deposits                                 365,450        268,634
  Net Decrease in Short-Term Debt                                (68,475)        (6,435)
  Principal Payments on Long-Term Debt                          (101,055)      (149,525)
  Proceeds From Issuance of Long-Term Debt and
    Company's Junior Subordinated Debentures                     548,096        146,650
  Cash Dividends Paid                                            (23,851)       (20,791)
  Purchase of Treasury Stock                                           -         (8,645)
  Proceeds from Exercise of Stock Options                          2,413          1,718
  Net Increase in Other Equity Items                               2,227            271
                                                             -----------    -----------
    Net Cash Provided By Financing Activities                    822,787        365,781
                                                             -----------    -----------
      Decrease in Cash and Cash Equivalents                     (111,715)       (84,945)
  Cash and Cash Equivalents at Beginning of Period               376,143        337,351
                                                             -----------    -----------
    Cash and Cash Equivalents at End of Period               $   264,428    $   252,406
                                                             ===========    ===========
Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                 $   260,550    $   186,827
    Income Taxes                                                  41,437         26,293
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to
      Other Real Estate                                            5,649          1,857
    Residual Interest in Securitized Assets Created from
      the Sale of Loans                                          106,098         96,748

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

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  EARNINGS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted earnings per common share, as calculated with and without merger and restructuring charges:

                                                        Three Months Ended       Six Months Ended
                                                              June 30,                June 30,
                                                       --------------------    --------------------
(In Thousands, Except Per Share Data)                      2000        1999        2000        1999
----------------------------------------------------   --------    --------    --------    --------
Including Merger & Restructuring Charges:
  Basic:
    Net Income (1)                                     $ 44,889    $ 37,564    $ 61,661    $ 70,099
    Less Preferred Stock Dividends                         (237)       (218)       (474)       (435)
                                                       --------    --------    --------    --------
     Income Available to Common Shareholders             44,652      37,346      61,187      69,664
     Weighted-Average Common Shares Outstanding          48,739      47,023      48,715      47,049
                                                       --------    --------    --------    --------
    Basic Earnings Per Share (1)                       $   0.92    $   0.79    $   1.26    $   1.48
                                                       ========    ========    ========    ========
  Diluted:
    Net Income (1)                                     $ 44,889    $ 37,564    $ 61,661    $ 70,099
    Weighted-Average Common Shares Outstanding           48,739      47,023      48,715      47,049
    Assumed Conversion of:
      Convertible Preferred Stock                           988         988         988         988
      Dilutive Stock Options (Treasury Stock Method)        590         887         648         845
                                                       --------    --------    --------    --------
    Dilutive Potential Common Shares                     50,317      48,898      50,351      48,882
                                                       --------    --------    --------    --------
    Diluted Earnings Per Share (1)                     $   0.89    $   0.77    $   1.22    $   1.43
                                                       ========    ========    ========    ========

(1) Excluding Merger & Restructuring Charges:
      Net Income                                                               $ 88,187    $ 72,829
      Basic Operating Earnings Per Share                                           1.81        1.54
      Diluted Operating Earnings Per Share                                         1.76        1.49

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

Merger and restructuring charges expensed during the first quarter of 2000 include estimates of cash outlays totaling $12.6 million and non-cash write-downs of assets totaling $26.7 million. Cash outlays include severance costs of $8.6 million, of which $6.8 were paid as of June 30, 2000. Contract termination charges of $2.3 million are estimated to be incurred, primarily from lease buyout agreements on rented facilities, of which $.2 million were paid as of June 30, 2000. All of the $1.7 million of estimated professional fees had been paid as of the end of the second quarter in connection with the acquisition of Fidelity Financial.

A charge of $5.1 million was taken on the write-down of fixed assets, primarily from the closing and consolidation of banking centers. Balance sheet restructuring, consisting primarily of the sale and write-down of acquired residential loans and investment securities, accounted for the remaining $21.6 million of these non-cash charges.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
---------------------------------------------------------------
JUNIOR SUBORDINATED DEBENTURES
------------------------------

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

The subsidiaries and their total assets as of June 30, 2000 follow:

(In Thousands)                                 Total Assets
--------------------------------------------   ------------
Provident Auto Leasing Company                   $147,936
Provident Auto Rental Company LLC (1998-1)         30,978
Provident Auto Rental Company LLC (1998-2)         33,446
Provident Auto Rental Company LLC (1999-PRU)        9,789
Provident Auto Rental LLC (1999-1)                182,901
Provident Auto Rental Company LLC (2000-A)         31,797
Provident Lease Receivables Company LLC           119,795

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENT
----------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", becomes effective for fiscal years beginning after June 15, 2000. This SFAS establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that derivatives be recognized

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in earnings recognition only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

Provident plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001. Generally, Provident uses its derivatives as hedging instruments. Management believes that its hedges are highly effective and that the adoption of this SFAS will not have a material impact on Provident's financial position or the results of its operations.

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

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Summary
-------

The following table summarizes earnings components, earnings per share and key financial ratios:

                                       Three Months Ended                   Six Months Ended
                                            June 30,                            June 30,
(Dollars in Thousands,          --------------------------------    -------------------------------
 Except Per Share Data)           2000        1999       Change       2000        1999      Change
-----------------------------   --------    --------    --------    --------    --------   --------
Net Interest Income             $ 94,303    $ 84,934          11%   $187,505    $164,112         14%
Noninterest Income                70,283      59,345          18     139,221     124,404         12
Total Revenue                    164,586     144,279          14     326,726     288,516         13
Provision for Loan
 and Lease Losses                  9,700       8,150          19      19,400      21,125         (8)
Noninterest Expense(1)            84,905      78,133           9     207,927     158,492         31
Net Income(1)                     44,889      37,564          20      61,661      70,099        (12)
Diluted Earnings per Share(1)       0.89        0.77          16        1.22        1.43        (15)
Return on Average Equity(1         19.50%      18.31%                  13.36%      17.06%
Return on Average Assets(1)         1.51%       1.55%                   1.05%       1.46%
Efficiency Ratio                   51.58%      54.18%                  51.61%      53.48%

(1) Financial Data Based on Operating Earnings follows
     (excludes Merger and Restructuring Charges):
    Noninterest Expense                                             $168,627    $154,292          9%
    Net Income                                                        88,661      72,829          22
    Diluted Earnings per Share                                          1.76        1.49          18
    Return on Average Equity                                           19.21%      17.73%
    Return on Average Assets                                            1.51%       1.52%

Operating earnings per share increased 16% to $.89 during the second quarter of 2000, versus $.77 reported during the same period in 1999. For the six months ended June 30, 2000, operating earnings per share was $1.76, an increase of 18%, compared to $1.49 reported in 1999. Operating earnings for 2000 exclude a $27.0 million after-tax charge primarily related to the acquisition of Fidelity Financial, which was completed February 4, 2000. Included in this charge are direct-merger related charges and other post-merger business line restructuring charges. Operating earnings for 1999 exclude a $2.7 million after-tax charge related to the merger of Fidelity Financial and Glenway Financial Corporation, which was completed March 19, 1999. The increase in operating earnings per share for the quarter was due to strong revenue growth as well as continued emphasis on expense control.

Total revenue (net interest income plus noninterest income) increased 14% during the second quarter of 2000 over the second quarter of 1999, and 13% for the first six months of 2000 over the first six months of 1999. For the six-month periods, net interest income increased by $23.4 million, or 14%, as a result of strong growth in the commercial lending portfolio. Noninterest income increased $14.8 million, or 12%, primarily due to continued growth in loan servicing fees. Loans and leases, which had been sold with servicing retained, increased from $4.5 billion at June 30, 1999 to $6.9 billion at June 30, 2000.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Total average assets for the first six months of 2000 grew $2.1 billion, or 22%. The increase was primarily in the investment security and commercial lending portfolios, which experienced growth of $1.6 billion and $.8 billion, respectively, in average assets during this time period.

Noninterest expense was $84.9 million for the second quarter of 2000 as compared to $84.5 million for the fourth quarter of 1999 and $78.1 million for the second quarter of 1999. The annualized growth rate of only 1% since the fourth quarter of 1999 to the current quarter is the result of the successful integration of Fidelity Financial into Provident and Provident's continued attention to cost control. The ratio of operating noninterest expense to tax equivalent revenue ("efficiency ratio") was 51.61% for the first six months of 2000 compared to 53.48% for the same period during 1999. For purposes of calculating the efficiency ratio, operating noninterest expense excludes merger and restructuring charges and tax equivalent revenue excludes security gains or losses.

Business Lines
--------------

The following table summarizes total revenue, operating income and average assets by major lines of business for the three-month and six-month periods ended June 30, 2000 and 1999. Prior period information has been reclassified to match current period income/expense allocation methodology and business unit consolidation.

                              Three Months Ended                  Six Months Ended
                                   June 30,                           June 30,
                        -------------------------------    -------------------------------
(Dollars in Millions)      2000       1999       Change       2000       1999       Change
---------------------   ---------   --------    -------    ---------   --------    -------
Total Revenue:
  Commercial Banking    $    63.2   $   58.0         9%    $   132.5   $  118.3        12%
  Retail Banking             70.0       59.5        18%        132.1      113.6        16%
  Mortgage Banking           31.4       26.7        18%         62.1       56.5        10%
  Corporate Center              -        0.1      -100%            -        0.1      -100%
                        ---------   --------               ---------   --------
                        $   164.6   $  144.3        14%    $   326.7   $  288.5        13%
                        =========   ========               =========   ========

Operating Income:
  Commercial Banking    $    21.0   $   19.3         9%    $    44.1   $   40.4         9%
  Retail Banking             15.6       11.0        42%         27.1       16.0        69%
  Mortgage Banking            8.3        7.2        15%         17.5       16.3         7%
  Corporate Center              -        0.1      -100%            -        0.1      -100%
                        ---------   --------               ---------   --------
                        $    44.9   $   37.6        19%    $    88.7   $   72.8        22%
                        =========   ========               =========   ========
Average Assets:
  Commercial Banking    $   5,448   $  4,185        30%    $   5,393   $  4,151        30%
  Retail Banking            2,376      2,205         8%        2,312      2,167         7%
  Mortgage Banking            727        593        23%          711        602        18%
  Corporate Center          3,346      2,739        22%        3,336      2,693        24%
                        ---------   --------               ---------   --------
                        $  11,897   $  9,722        22%    $  11,752   $  9,613        22%
                        =========   ========               =========   ========

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

   Commercial Banking is the Company's largest line of business contributing approximately 50% of the Bank's operating income. Operating income for Commercial Banking was $21.0 million and $44.1 million the three-month and six-month periods ended June 30, 2000, which was an increase of $1.7 million and $3.7 million, respectively, over the comparable periods of 1999.

   The strong income performance was driven primarily by Commercial Banking's loan growth. Commercial Banking achieved a 30% average asset growth rate for both the three-month and six-month periods ended June 30, 2000. Average assets for the second quarter of 2000 were $5.4 billion. The strong asset growth was achieved across all business lines.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

o Retail Banking provides consumer lending, deposit accounts, trust, brokerage and investment products and services to its customers. This business line includes both the Consumer Lending and Consumer Banking business units. Operating income for the three-month and six-month periods ended June 30, 2000 increased $4.6 million and $11.1 million, respectively, over the comparable periods in 1999. The increase was due primarily to increases in deposit net interest income and fees from financial centers, private banking, trust and investment products.

   Retail Banking benefited from growth in total deposits. Average core deposits for the second quarter of 2000 grew by 13% as compared to the second quarter of 1999. Significant deposit growth came from the Florida franchise and from internet banking products. To further capitalize on the Florida deposit growth, Provident is opening four additional financial centers in Florida during 2000. Also in 2000, Provident will continue to enhance its distribution of products and services via internet banking, ATM machines and the TeleBank customer service call center.

   Noninterest income for the three-month and six-month periods ended June 30, 2000 increased $1.7 million and $3.2 million, respectively, over the comparable periods in 1999. Higher fees in the areas of brokerage, fund management and trust contributed to this increase.

o Mortgage Banking originates and services conforming and nonconforming residential loans to consumers and provides short-term financing to mortgage originators and brokers. Operating income for the second quarter of 2000 was $8.3 million, an increase of $1.1 million as compared to the same period in 1999. Operating income through the first six months of 2000 was $17.5 million, an increase of $1.2 million as compared to the same period in 1999. The increase in operating income for both the quarterly and six-month comparisons were primarily the result of higher net interest income and loan servicing fees which was partially offset by lower gains (for the six-month period) recognized on the securitization and sale of nonconforming residential loans.

   The interest rate environment of moderate increases has had an unfavorable impact on funding expenses and has slowed new originations in the nonconforming sector. During the second quarter of 2000, Mortgage Banking securitized and sold $515 million of nonconforming loans resulting in the recognition of a $14.9 million gain, a gain to loans sold ratio of 2.9%. During the second quarter of 1999, $515 million of loans were securitized and sold resulting in a $14.4 million gain, a gain to loans sold ratio of 2.8%.

   Revenue increased $4.7 million for the second quarter of 2000 and $5.6 million for the first six months of 2000 as compared to the same periods in 1999. Operating expenses increased during 2000 due primarily to increased staffing associated with the higher volume of loans being serviced by this business unit.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

   Net income, as reported and on a pro-forma as earned basis, along with an operating cash flow analysis are provided within "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity" section of this report.

Net Interest Income
-------------------

Net interest income for the six months ended June 30, 2000, increased $23.4 million compared to the first six months of 1999. The increase in interest income was due primarily to an increase in average earning assets of $1.8 billion, or 20%. In addition, the average yield on earning assets grew 67 basis points from 8.10% to 8.77%. The largest portion of the increase in average earning assets from the first six months of 1999 to the first six months of 2000 occurred in the average balances of commercial loan and investment security portfolios. Interest expense for the six months ended June 30, 2000 increased due to a 21% increase in total interest bearing liabilities with a 92 basis point increase on the average rate paid. The increase in interest bearing liabilities was due principally to increases in interest bearing deposits, primarily time deposits, and long-term debt.

Net Interest Margin
-------------------

Net interest margin represents net interest income as a percentage of total interest earning assets. For the second quarter of 2000, the net interest margin, on a tax-equivalent basis, was 3.61% compared to 3.88% for the same period in 1999. This decrease was driven by changes in rates and volumes of earning assets and the corresponding funding sources. In addition, the first half of 2000 carried lower yielding asset portfolios from acquired institutions that had been sold, but all cash settlements had not taken place until June of 2000. The following table details the components of the change in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three-month and six-month periods ended June 30, 2000 and 1999.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

                                             Three Months Ended                       Six Months Ended
                                  -------------------------------------   -------------------------------------
                                    June 30, 2000       June 30, 1999       June 30, 2000       June 30, 1999
                                  -----------------   -----------------   -----------------   -----------------
                                  Average   Average   Average   Average   Average   Average   Average   Average
(Dollars in Millions)             Balance    Rate     Balance    Rate     Balance    Rate     Balance    Rate
-------------------------------   -------   -------   -------   -------   -------   -------   -------   -------
Assets:
 Loans and Leases:
  Corporate Lending:
   Commercial                     $ 4,252      9.39%  $ 3,421      8.72%  $ 4,178      9.27%  $ 3,364      8.64%
   Mortgage                           546      8.68       533      8.46       563      8.86       537      8.55
   Construction                       645      9.27       489      7.95       608      8.95       480      7.99
   Lease Financing                    299     12.25       264      9.38       346     11.77       266      9.91
                                  -------   -------   -------   -------   -------   -------   -------   -------
    Total Corporate Lending         5,742      9.46     4,707      8.65     5,695      9.35     4,647      8.64
  Consumer Lending:
   Residential                        334     12.63       849      8.58       355     12.00       883      8.38
   Installment                        560     10.88       561      9.98       543     10.46       627     10.01
   Lease Financing                    497     10.46       762      7.82       490      8.70       654      8.08
                                  -------   -------   -------   -------   -------   -------   -------   -------
    Total Consumer Lending          1,391     11.15     2,172      8.67     1,388     10.23     2,164      8.76
                                  -------   -------   -------   -------   -------   -------   -------   -------
     Total Loans and Leases         7,133      9.79     6,879      8.66     7,083      9.52     6,811      8.67
 Investment Securities              3,378      7.13     1,795      6.04     3,351      7.18     1,770      6.02
 Trading Account Securities             -         -        84      5.79         -         -        79      5.62
 Federal Funds Sold and Reverse
  Repurchase Agreements                 9      6.71        35      5.28        11      8.73        35      5.77
                                  -------   -------   -------   -------   -------   -------   -------   -------
   Total Earning Assets            10,520      8.93     8,793      8.08    10,445      8.77     8,695      8.10
 Cash and Due From Banks              229                 233                 235                 234
 Other Assets                       1,148                 696               1,072                 675
                                  -------             -------             -------             -------
  Total Assets                    $11,897             $ 9,722             $11,752             $ 9,604
                                  =======             =======             =======             =======
Liabilities and
 Shareholders' Equity:
 Deposits:
  Demand Deposits                 $   345      1.98   $   371      1.98   $   338      2.03   $   365      1.99
  Savings Deposits                  1,362      4.92     1,314      3.71     1,342      4.80     1,360      3.63
  Time Deposits                     4,652      6.12     3,811      5.12     4,562      5.92     3,706      5.25
                                  -------   -------   -------   -------   -------   -------   -------   -------
   Total Deposits                   6,359      5.64     5,496      4.57     6,242      5.47     5,431      4.63
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements            1,318      6.24     1,066      4.79     1,415      6.00     1,064      4.73
  Commercial Paper                    206      6.11       206      4.81       208      5.80       218      4.78
  Short-Term Notes Payable              2      6.17         1      4.82         2      5.90         1      4.63
                                  -------   -------   -------   -------   -------   -------   -------   -------
   Total Short-Term Debt            1,526      6.22     1,273      4.79     1,625      5.97     1,283      4.73
 Long-Term Debt                     1,404      6.27       892      5.43     1,323      6.21       942      5.51
 Junior Subordinated Debentures       220      8.39       103      8.68       220      8.37       101      8.78
                                  -------   -------   -------   -------   -------   -------   -------   -------
  Total Interest Bearing
   Liabilities                      9,509      5.89     7,764      4.76     9,410      5.73     7,757      4.81
 Noninterest Bearing Deposits       1,245                 823               1,194                 713
 Other Liabilities                    222                 314                 225                 312
 Shareholders' Equity                 921                 821                 923                 822
                                  -------             -------             -------             -------
  Total Liabilities and
   Shareholders' Equity           $11,897             $ 9,722             $11,752             $ 9,604
                                  =======             =======             =======             =======
Net Interest Spread                            3.04%               3.32%               3.04%               3.29%
                                            =======             =======             =======             =======
Net Interest Margin                            3.61%               3.88%               3.61%               3.81%
                                            =======             =======             =======             =======

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Provision and Allowance for Loan and Lease Losses and Credit Quality
--------------------------------------------------------------------

Provident provides for credit loss reserves for both its on and off-balance sheet lending portfolios. Discussion and analysis of the reserves as well as the overall credit quality of the off-balance sheet lending portfolio is provided in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity" section of this report. The following paragraphs provide information concerning its on-balance sheet credit portfolio.

The provision for loan and lease losses was $19.4 million and $21.1 million for the first six months of 2000 and 1999, respectively. The ratio of reserve for loan and lease losses to total loans and leases was 1.44% and 1.28% at June 30, 2000 and 1999, respectively. Prior to the acquisition of Fidelity Financial and the corresponding restatement of prior period numbers, the June 30, 1999 ratio of reserve for loan and lease losses to total loans and leases was 1.37%.

The following table shows the progression of the reserve for loan and lease losses and selected reserve ratios:

                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                      --------------------   ---------------------
(Dollars in Thousands)                  2000        1999        2000        1999
-----------------------------------   --------    --------    --------    --------
Balance at Beginning of Period        $ 97,069    $ 83,173    $ 94,045    $ 78,867
Provision for Loan and Lease Losses      9,700       8,150      19,400      21,125
Loans and Leases Charged Off           (13,308)    (11,387)    (22,756)    (22,386)
Recoveries                               4,127       3,303       6,899       5,633
                                      --------    --------    --------    --------
  Balance at End of Period            $ 97,588    $ 83,239    $ 97,588    $ 83,239
                                      ========    ========    ========    ========

Reserve for Loan and Lease Losses as a Percent of:
  Nonperforming Loans                                           149.15%     142.91%
  Nonperforming Assets                                          138.35%     136.09%
  Total Loans and Leases                                          1.44%       1.28%

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The following tables present the distribution of net loan charge-offs by loan type for the three-month and six-month periods ended June 30, 2000 and 1999:

                                Three Months Ended               Three Months Ended
                                   June 30, 2000                    June 30, 1999
                          ------------------------------   ------------------------------
                                      Pctg of    Pctg of               Pctg of    Pctg of
                                      Average     Total                Average     Total
                            Net         Net        Net       Net         Net        Net
                          Charge-      Loans     Charge-   Charge-      Loans     Charge-
(Dollars in Thousands)     Offs    (annualized)   Offs      Offs    (annualized)   Offs
-----------------------   -------  ------------  -------   -------  ------------  -------
Corporate Lending:
 Commercial               $ 6,920       0.65%      75.5%   $ 4,698       0.55%      58.0%

 Mortgage                      96       0.07        1.0          -          -          -
 Construction                   -          -          -          -          -          -
 Lease Financing              728       0.97        7.9      1,293       1.96       16.0
                          -------                 -----    -------                 -----
  Net Corporate Lending     7,744       0.54       84.4      5,991       0.51       74.0
Consumer Lending:
 Residential                1,112       1.33       12.1         63       0.03        0.8
 Installment                  396       0.28        4.3      1,516       1.08       18.8
 Lease Financing              (71)     (0.06)      (0.8)       514       0.27        6.4
                          -------                 -----    -------                 -----
  Net Consumer Lending      1,437       0.41       15.6      2,093       0.39       26.0
                          -------                 -----    -------                 -----
   Net Charge-Off's       $ 9,181       0.51      100.0    $ 8,084       0.47      100.0
                          =======                 =====    =======                 =====

                                 Six Months Ended                 Six Months Ended
                                   June 30, 2000                    June 30, 1999
                          ------------------------------   ------------------------------
                                      Pctg of    Pctg of               Pctg of    Pctg of
                                      Average     Total                Average     Total
                            Net         Net        Net       Net         Net        Net
                          Charge-      Loans     Charge-   Charge-      Loans     Charge-
(Dollars in Thousands)     Offs    (annualized)   Offs      Offs    (annualized)   Offs
-----------------------   -------  ------------  -------   -------  ------------  -------
Corporate Lending:
 Commercial               $11,182       0.54%      70.5%   $ 9,142       0.54%      54.6%
 Mortgage                      96       0.03        0.6          -          -          -
 Construction                   -         -           -          -          -          -
 Lease Financing            1,036       0.60        6.5      2,657       2.00       15.9
                          -------                 -----    -------                 -----
  Net Corporate Lending    12,314       0.43       77.6     11,799       0.51       70.5
Consumer Lending:
 Residential                2,046       1.15       12.9        206       0.05        1.2
 Installment                  742       0.27        4.7      3,887       1.24       23.2
 Lease Financing              755       0.31        4.8        861       0.26        5.1
                          -------                 -----    -------                 -----
  Net Consumer Lending      3,543       0.51       22.4      4,954       0.46       29.5
                          -------                 -----    -------                 -----
   Net Charge-Off's       $15,857       0.45      100.0    $16,753       0.49      100.0
                          =======                 =====    =======                 =====

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Nonperforming assets at June 30, 2000 were $70.5 million compared to $61.1 million and $61.2 million as of December 31, 1999 and June 30, 1999, respectively. The composition of nonperforming assets over the past five quarters is provided in the following table.

                                     2000                       1999
                              ------------------    -----------------------------
                               Second     First      Fourth     Third      Second
(Dollars in Thousands)        Quarter    Quarter    Quarter    Quarter    Quarter
---------------------------   -------    -------    -------    -------    -------
Nonaccrual Loans:
 Corporate Lending:
  Commercial                  $52,397    $46,282    $43,452    $49,250    $41,828
  Mortgage                      1,576      1,654      3,003      1,527        566
  Construction                      -          -        216        216        247
  Lease Financing               5,165      2,016      1,309      2,926      6,724
                              -------    -------    -------    -------    -------
   Total Corporate Lending     59,138     49,952     47,980     53,919     49,365
 Consumer Lending:
  Residential                   6,290      5,624      7,640      7,358      7,315
  Installment                       -          -         48         26          -
  Lease Financing                   -          -          -          -          -
                              -------    -------    -------    -------    -------
   Total Consumer Lending       6,290      5,624      7,688      7,384      7,315
                              -------    -------    -------    -------    -------
    Total Nonaccrual Loans     65,428     55,576     55,668     61,303     56,680
Renegotiated Loans                  -          -      1,541      1,557      1,565
                              -------    -------    -------    -------    -------
 Total Nonperforming Loans     65,428     55,576     57,209     62,860     58,245
Other Real Estate               5,108      7,457      3,870      4,092      2,921
                              -------    -------    -------    -------    -------
 Total Nonperforming Assets   $70,536    $63,033    $61,079    $66,952    $61,166
                              =======    =======    =======    =======    =======
Loans 90 Days Past Due
 Still Accruing               $23,787    $13,908    $15,769    $18,484    $24,740

Nonperforming Loans to
 Total Loans and Leases          0.97%      0.82%      0.82%      0.96%      0.89%
Nonperforming Assets to:
 Total Loans, Leases and
  Other Real Estate              1.04%      0.93%      0.87%      1.02%      0.94%
 Total Assets                    0.62%      0.54%      0.58%      0.68%      0.66%

Nonaccrual loans increased $9.8 million during the first six months of 2000. The increase was due primarily to the addition of one $8 million commercial loan during the second quarter. Renegotiated loans decreased $1.5 million during the first half of 2000 due to the improved performance of one loan. Other real estate increased $1.2 million during the first six months of 2000. The increase was primarily the result of the foreclosure of one commercial real estate property during the first quarter. The increase in loans ninety days past due still accruing was primary due to increases in delinquent residential and commercial loans.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Noninterest Income
------------------

The following table details the components of noninterest income and their change for the second quarter and first six-month periods ended June 30, 2000 and 1999:

                                      Three Months Ended               Six Months Ended
                                            June 30,                       June 30,
                                      -------------------    Pctg    -------------------    Pctg
(Dollars in Thousands)                  2000       1999     Change     2000       1999     Change
-----------------------------------   --------   --------   ------   --------   --------   ------
Service Charges on Deposit Accounts   $  8,745   $  8,154      7.2%  $ 17,238   $ 15,691      9.9%
Loan Servicing Fees                     13,103      6,005    118.2     24,909     11,488    116.8
Other Service Charges and Fees           9,583     11,468    (16.4)    19,418     21,418     (9.3)
Operating Lease Income                  10,413     10,334      0.8     20,499     19,232      6.6
Gain on Sale of Loans and Leases:
  Non-Cash                              19,006     17,667      7.6     34,447     36,991     (6.9)
  Cash                                   2,270        851    166.7      9,968      8,831     12.9
Warrant Gains                            3,800      1,169    225.1      4,800      1,169    310.6
Security Gains                               -        113   (100.0)        24        106    (77.4)
Other                                    3,363      3,584     (6.2)     7,918      9,478    (16.5)
                                      --------   --------            --------   --------
   Total Noninterest Income           $ 70,283   $ 59,345     18.4   $139,221   $124,404     11.9
                                      ========   ========            ========   ========

Noninterest income for the three-month and six-month periods ended June 30, 2000 increased by $10.9 million and $14.8 million, respectively, over the comparable periods in 1999. Explanations for significant changes in noninterest income by category follow:

o Service charges on deposit accounts increased $.6 million and $1.5 million in the quarterly and six-month comparisons. The increases for both periods were a result of pricing and volume increases on corporate and personal deposit accounts and higher ATM fees from the increased number of ATMs. Since June 30, 1999, an additional 105 ATMs have been placed into service bringing the total number of Provident ATMs to 459.

o Loan servicing fees increased $7.1 million and $13.4 million in the quarterly and six-month comparisons. The higher revenue was primarily from increases in the residential mortgage and auto leasing areas.

o Other service charges and fees decreased $1.9 million and $2.0 million in the quarterly and six-month comparisons due primarily to large loan syndication fees that occurred during the second quarter of 1999.

o Operating lease income increased $1.3 million in the six-month comparison due primarily to the growth of Provident Commercial Group, a national lessor of large equipment.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

o Gain on sales of loans and leases increased $2.8 million in the quarterly comparison due primarily to gains from home equity loan and equipment lease securitizations. In the six-month comparison, gain on sales of loans and leases decreased $1.4 million due primarily to the decrease in gains from the securitization of nonconforming residential loan and credit card securitizations. The following table provides detail of the gain on sales recognized during the second quarter and first six-month periods of 2000 and 1999:

                                                   Three Months Ended   Six Months Ended
                                                        June 30,           June 30,
                                                   -----------------   -----------------
(In Thousands)                                       2000      1999      2000      1999
------------------------------------------------   -------   -------   -------   -------
Gain on Sale of Loan and Lease Sales - Non-Cash:
  Nonconforming Residential Loan Securitizations   $14,850   $14,372   $30,291   $33,696
  Prime Consumer Home Equity Securitizations         4,156         -     4,156         -
  Credit Card Securitizations                            -     3,295         -     3,295
                                                   -------   -------   -------   -------
                                                    19,006    17,667    34,447    36,991
                                                   -------   -------   -------   -------
Gain on Sale of Loan and Lease Sales - Cash:
  Equipment Lease Securitizations                    1,703         -     9,083     6,914
  Conforming Residential Whole Loan Sales              146       576       262     1,449
  Nonconforming Residential Whole Loan Sales             -         -         -       174
  Other Loan Sales                                     421       275       623       294
                                                   -------   -------   -------   -------
                                                     2,270       851     9,968     8,831
                                                   -------   -------   -------   -------
                                                   $21,276   $18,518   $44,415   $45,822
                                                   =======   =======   =======   =======

   A detailed discussion of the various securitizations and sales of loans and leases is provided under the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity" section of this report.

o Provident's Commercial Banking business line from time to time acquires equity warrants as a part of the lending fee structure established with customers. Warrant gains increased $2.6 million in the second quarter comparison and $3.6 million in six-month comparison.

o Other income decreased $1.6 million in the six-month comparison as decreases in gains from the sale of equipment lease residual assets and other miscellaneous income more than offset the increase in income from investments in partnerships.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Noninterest Expenses
--------------------

The following table details the components of noninterest expense and their change for the second quarter and six-month periods of 2000 and 1999:

                                      Three Months Ended             Six Months Ended
                                           June 30,                       June 30,
                                     -------------------    Pctg    -------------------    Pctg
(Dollars in Thousands)                 2000       1999     Change     2000       1999     Change
----------------------------------   --------   --------   ------   --------   --------   ------
Salaries, Wages and Benefits         $ 40,917   $ 36,175     13.1%  $ 81,287   $ 73,060     11.3%
Charges and Fees                        5,803      3,570     62.5     10,550      7,454     41.5
Occupancy                               4,971      4,686      6.1      9,979      9,291      7.4
Depreciation on Operating
 Lease Equipment                        6,971      5,578     25.0     13,256     10,303     28.7
Equipment Expense                       6,103      6,169     (1.1)    12,339     11,701      5.5
Professional Services                   5,401      5,182      4.2     10,434      9,206     13.3
Other                                  14,739     16,773    (12.1)    30,782     33,277     (7.5)
                                     --------   --------            --------   --------
 Noninterest Expense Before Merger

  and Restructuring Charges            84,905     78,133      8.7    168,627    154,292      9.3
Merger and Restructuring Charges            -          -      -       39,300      4,200    835.7
                                     --------   --------            --------   --------
   Total Noninterest Expense         $ 84,905   $ 78,133      8.7   $207,927   $158,492     31.2
                                     ========   ========            ========   ========

Noninterest expense before merger and restructuring charges increased $14.3 million, or 9%, in the six-month comparison. Explanations for significant changes in noninterest expense by category follow:

o Salaries, wages and benefits increased $4.7 million and $8.2 million in the quarterly and six-month comparisons. During the past 12 months, the number of full-time equivalent employees (FTEs) has increased by 152 to 2,876 at June 30, 2000. The largest area of FTE growth has come in the Mortgage Banking business line, resulting from the higher volume of loans being serviced by this area.

o Increased goodwill amortization expense, resulting from the acquisitions of OHSL Financial Corp. and Capstone Realty Advisors, was the primary reason for the increase in charges and fees in both the three-month and six-month comparisons.

o The growth of Provident Commercial Group, a national lessor of large equipment, was the primary reason for the increase in depreciation on operating lease equipment.

o  Equipment expense increased $.6 million in the six-month  comparison
   due  to  higher   depreciation   expense   related   to   technology
   investments, branches and ATMs.

o Professional fees increased $.2 million and $1.2 million in the quarterly and six-month comparisons as a result of higher legal and temporary employment services and miscellaneous professional fees.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

o Significant items within other noninterest expense for the second quarter and first six months of 2000 include marketing expense of $3.0 million and $4.6 million, respectively, travel expense of $2.2 million and $4.1 million, respectively, communication expense of $1.5 million and $3.2 million, respectively, and franchise taxes of $1.1 million and $3.8 million, respectively.

o  Merger and  restructuring  charges  during the first quarter of 2000 relate to the acquisition of Fidelity Financial and other post-merger business line restructuring charges. The first quarter of 1999 merger and restructuring charges relate to the merger of Fidelity Financial and Glenway Financial Corporation. Additional details of these charges are provided in Note 3 of the "Notes to Consolidated Financial Statements" section of this report.

FINANCIAL CONDITION
-------------------

Short-Term Investments and Investment Securities
------------------------------------------------

Federal funds sold and reverse repurchase agreements decreased $67.0 million since December 31, 1999. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment requirements, any remainder is placed in overnight federal funds.

Securities purchased with the intention of being held for indefinite periods of time are classified as investment securities available for sale. These securities increased $1.1 billion during the first half of 2000. Mortgage-backed securities accounted for 60% of the increase and U.S. treasuries and agencies accounted for an additional 34% of the increase. Funds obtained from deposit growth, increased borrowings and proceeds from the sale of loans were deployed into investment securities with higher credit quality, increased liquidity and an improved interest rate risk profile. Cash flows from the newly purchased securities will be systematically redeployed to fund ongoing loan growth.

Loans and Leases
----------------

As of June 30, 2000 total loans and leases were $6.8 billion compared to $7.0 billion at December 31, 1999. Provident had an additional $6.9 billion and $5.9 billion of off-balance sheet loans and leases as of June 30, 2000 and December 31, 1999, respectively. For more information concerning these off-balance sheet loans and leases, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity".

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The following table shows the composition of the commercial loan category by industry type at June 30, 2000:

                                                     Amount on
(Dollars in Millions)              Amount       %   Nonaccrual
--------------------------------   --------   ---   ----------
Manufacturing                      $  905.1    21        $20.2
Service Industries                    828.2    19         22.3
Real Estate Operators/Investment      401.0     9            -
Retail Trade                          398.7     9          1.3
Finance & Insurance                   353.8     8          0.2
Wholesale Trade                       343.5     8          1.8
Transportation/Utilities              325.0     8          0.9
Construction                          182.3     4          1.4
Automobile Dealers                    152.4     4            -
Other                                 416.5    10          4.3
                                   --------   ---        -----
   Total                           $4,306.5   100        $52.4
                                   ========   ===        =====

The composition of the commercial mortgage and construction loan categories by property type at June 30, 2000 follows:

                                                     Amount on
(Dollars in Millions)               Amount     %    Nonaccrual
---------------------------        --------   ---   ----------
Residential Development            $  311.2    25        $ 0.5
Office/Warehouse                      234.6    19          0.2
Shopping/Retail                       198.8    16          0.3
Apartments                            163.2    13            -
Land                                   65.1     5            -
Hotels/Motels                          47.3     4            -
Industrial Plants                      32.6     3            -
Health Facilities                      15.8     1            -
Auto Sales and Service                 13.8     1            -
Churches                               12.3     1            -
Other Commercial Properties           140.1    12          0.6
                                   --------   ---        -----
   Total                           $1,234.8   100        $ 1.6
                                   ========   ===        =====

The following table shows the composition of the installment loan category by loan type at June 30, 2000:

(Dollars in Millions)               Amount     %
--------------------               --------   ---
Indirect Installment               $  228.2    56
Direct Installment                     69.7    17
Home Equity                            64.4    16
Credit Card                            42.9    10
Other Consumer Loans                    5.9     1
                                   --------   ---
   Total                           $  411.1   100
                                   ========   ===

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Noninterest Earning Assets
--------------------------

Leased equipment increased $46.1 million, or 27%, during the first half of 2000. The addition of three new operating leases was the primary reason for the increase.

For details concerning receivables from securitization trusts, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activities.

Deposits
--------

Noninterest bearing deposits and interest bearing deposits increased $75.1 million and $388.3 million, respectively, during the first six months of 2000. Average core deposits for the first six months of 2000 grew at an annualized rate of 10%, with significant contribution coming from Provident Bank of Florida.

Borrowed Funds
--------------

Short-term debt decreased $68.5 million, or 7%, to $909.4 million during the first six months of 2000. The decrease was due primarily to a decrease in federal funds purchased and repurchase agreements.

Long-term debt increased $.4 billion, or 47%, to $1.4 billion during the first six months of 2000. The increase is primarily the result of increases in Federal Home Loan Bank advances.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Capital Resources and Adequacy
------------------------------

Total shareholders' equity at June 30, 2000 was $964.2 million compared to $926.2 million at December 31, 1999. The change in the equity balance primarily relates to net income exceeding dividends by $37.8 million, funds of $2.4 million received from the exercise of stock options and a decrease in the market value of investment securities classified as available for sale of $4.5 million (net of deferred income taxes).

The quarterly common dividend rate was increased from $.22 per share to $.24 per share beginning with the first quarter of 2000.

The following table of ratios is important for the analysis of capital adequacy:

                                                  Six Months Ended      Year Ended
                                                   June 30, 2000     December 31, 1999
                                                  ----------------   -----------------
Average Shareholders' Equity to Average Assets               7.86%               8.34%
Dividend Payout to Net Earnings                             38.68               27.10
Dividend Payout to Operating Earnings                       26.90               26.62
Tier 1 Leverage Ratio                                       10.28               10.87
Tier 1 Capital to Risk-Weighted Assets                       8.95                9.97
Total Risk-Based Capital To Risk-Weighted Assets            10.91               11.98

Capital expenditures planned by Provident in 2000 for building improvements and furniture and equipment are currently estimated to be approximately $33 million. Included in this amount are projected capital expenditures for the purchase of data processing hardware and software, facility renovations, branch additions, renovations and enhancements, and ATMs. Through June 30, 2000, approximately $13 million of these expenditures had been made.

Stock Options
-------------

During the first half of 2000, Provident granted options for the purchase of 800,000 shares of Provident Common Stock to all Provident associates. This grant was in addition to Provident's regular stock option grants to officers and directors. Total options granted during the first six months of 2000 were for the purchase of 1.7 million shares. The options have exercise prices ranging from $23.48 to $31.83.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

ASSET SECURITIZATION ACTIVITY
-----------------------------

Provident securitizes and sells many of the loans and leases it originates and purchases. Loan sales through securitizations provide Provident with immediate cash flows to fund additional loan originations and purchases. The following discusses the impact which asset securitization activity had on the Consolidated Statements of Income, Consolidated Balance Sheets and the credit quality of the securitized loans and leases.

Impact of Securitizations on the Consolidated Statements of Income
------------------------------------------------------------------

Based on the asset type, terms and structure of the securitization transaction, a gain may be recognized immediately upon the sale of the assets and/or income is recognized throughout the life of the securitization. The following table provides a summary of principal sold and gains recognized for the various types of securitizations sold during the periods indicated:

                                         Three Months Ended June 30,
                               -------------------------------------------------
                                        2000                      1999
                               -----------------------   -----------------------
(In Thousands)                  Principal      Gain       Principal      Gain
----------------------------   ----------   ----------   ----------   ----------
Non-Cash Gains:
  Nonconforming Residential    $  515,000   $   14,850   $  515,000   $   14,372
  Prime Consumer Home Equity      158,598        4,156            -            -
  Credit Card                           -            -      185,000        3,295
                               ----------   ----------   ----------   ----------
                                  673,598       19,006      700,000       17,667
Cash Gains:
  Equipment Leases                 55,925        1,703            -            -
Non-Recognition of Gains:
  Automobile Leases               115,936            -      386,839            -
                               ----------   ----------   ----------   ----------
Total Securitizations          $  845,459   $   20,709   $1,086,839   $   17,667
                               ==========   ==========   ==========   ==========

                                           Six Months Ended June 30,
                               -------------------------------------------------
                                        2000                      1999
                               -----------------------   -----------------------
(In Thousands)                  Principal      Gain       Principal      Gain
----------------------------   ----------   ----------   ----------   ----------
Non-Cash Gains:
  Nonconforming Residential    $1,030,000   $   30,291   $1,030,000   $   33,696
  Prime Consumer Home Equity      158,598        4,156            -            -
  Credit Card                           -            -      185,000        3,295
                               ----------   ----------   ----------   ----------
                                1,188,598       34,447    1,215,000       36,991
Cash Gains:
  Equipment Leases                223,705        9,083      115,000        6,914
Non-Recognition of Gains:
  Automobile Leases               214,180            -      386,839            -
                               ----------   ----------   ----------   ----------
Total Securitizations          $1,626,483   $   43,530   $1,716,839   $   43,905
                               ==========   ==========   ==========   ==========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The securitization and sale of nonconforming residential, prime home equity and credit card loans have resulted in the recognition of non-cash gains. Under the structure of these securitizations, Provident receives cash equal to the amount of loans sold. The methodology used by Provident to calculate gains on the sale of these securities follow:

1. An amortization schedule is created for the loan portfolio based on each loan's maturity, rate and balance.
2. The amortization schedule is adjusted using a prepayment speed curve. The prepayment curve estimates the timing of principal payments by the borrowers.
3. The net spread is calculated on the loan portfolio by taking the cash inflows (loan portfolio yield and prepayment penalties) and reducing it by the cash outflows (bond yield paid to investors, servicing fees and other fees). Prepayments reduce the average life of the portfolio, which in turn reduces the net spread collected by Provident.
4. The present value of the net spread is calculated by applying a discount rate indicative of the risk associated with the transaction.
   o In pre-1998 credit enhancement structures, the net spread is used to create excess collateral as credit support. In these transactions, cash flow to Provident is delayed until the target over-collateralization is met and cash is released. This delay in cash receipts reduces the present value.
   o Beginning with the March 1998 securitization, Provident has provided credit enhancement in the form of an upfront cash reserve account. Therefore Provident does not experience delays in cash receipts. The net spread is not subordinated to the losses. Losses are absorbed directly in the cash reserve account instead of reducing the net spread.
5. The gain is calculated by taking the present value of the net spread on a relative fair value basis and reducing it by the present value of the expected credit losses, underwriting expenses, accounting and legal fees and deferred expenses paid to originate the loans.

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

Underlying assumptions used in the determination of future cash flows on the loan and lease portfolios follow:

                              Second Quarter
                                    2000                Weighted Average of All Securitizations
                               -------------   ----------------------------------------------------------
                               Nonconforming   Nonconforming      Prime      Credit   Equipment     Auto
                                Residential     Residential    Home Equity    Cards    Leasing    Leasing
                               -------------   -------------   -----------   ------   ---------   -------
Assumptions Used:
 Prepayment Speed(1):
  Initial Rate                        13.91%          12.36%        10.00%      n/a         n/a       n/a
  Peak Rate                           35.00%          32.84%        30.00%      n/a         n/a       n/a
   Calculated Weighted
    Average Life of the

    Loan Portfolios                2.4 Years       2.6 Years     2.1 Years      n/a         n/a       n/a
 Estimated Credit Losses(2):
  Annual Basis                         1.16%           1.09%         0.20%    5.40%       1.00%     0.50%
  Percentage of
   Original Balance                    3.00%           2.94%         0.42%      n/a       1.97%       n/a
 Discount Rate                        12.00%          11.88%        10.63%   12.00%       9.29%       n/a

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

The recognition of gains on the sale of loans and leases requires management to make assumptions regarding prepayment speeds and credit losses for the securitized loan and lease pools. In general, Provident's securitized pools have performed better than the initial estimates. Therefore management believes these estimates to be conservative. The performances of the pools are extensively monitored, and adjustments to these assumptions will be made if necessary.

No assurance can be given that the level of loan originations and purchases will continue to permit the recognition of such gains on sales of loans in the future. The percentage of gains may also be affected by changing conditions in the asset-backed markets upon which Provident has no control.

Provident retains the servicing of the loans and leases it securitizes and sells. This servicing activity was primarily responsible for the generation of $24.9 million and $11.5 million in loan servicing fees during the first six months of 2000 and 1999, respectively.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Nonconforming residential loans, originated or acquired by the Mortgage Banking business line, have been securitized and sold on a quarterly basis since 1996. Major characteristics of these nonconforming loans include: 54% with an "A" credit grade and 31% with a "B" credit grade; 68% with full documentation; 69% have prepayment penalties; 95% are secured by first mortgages; 92% are owner occupied; and, on average, have a 78% loan-to-value ratio.

A summary of nonconforming residential loans originated by loan type as of and for the six-month period ended June 30, 2000 and 1999 is provided below:

                                       Six Months Ended June 30,
                                       -------------------------
(In Thousands)                             2000         1999
-------------------------------------   ----------   ----------
Originations for the Period Ended:
 Fixed Rate, Fully Amortizing           $  482,134   $  370,725
 Fixed Rate, 15-Year Balloon Payments      263,629      245,264
                                        ----------   ----------
  Total Fixed Rate Loans                   745,763      615,989
 Adjustable, Six-Month LIBOR                 2,270        8,456
 Adjustable Rate, 3/27 Loans               197,881      358,595
 Adjustable Rate, 2/28 Loans                33,380       49,867
 Adjustable Rate, 5/25 Loans                   706           93
                                        ----------   ----------
  Total Adjustable Rate Loans              234,237      417,011
                                        ----------   ----------
   Total Originations                   $  980,000   $1,033,000
                                        ==========   ==========

Loans Outstanding as of:
 Fixed Rate, Fully Amortizing           $1,486,558   $  775,815
 Fixed Rate, 15-Year Balloon Payments      866,423      491,297
                                        ----------   ----------
  Total Fixed Rate Loans                 2,352,981    1,267,112
 Adjustable, Six-Month LIBOR                54,938       90,938
 Adjustable Rate, 3/27 Loans             1,497,703      988,270
 Adjustable Rate, 2/28 Loans               181,780      182,520
 Adjustable Rate, 5/25 Loans                 7,221        7,432
                                        ----------   ----------
  Total Adjustable Rate Loans            1,741,642    1,269,160
                                        ----------   ----------
   Total Outstanding                    $4,094,623   $2,536,272
                                        ==========   ==========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The following table estimates the differences in the recognition of net income for the Mortgage Banking business line for the first six months of 2000 and 1999 based on having securitized its loan portfolio as reported (including gain on sale of loans), and as if the loans had been held in the portfolio and interest recognized as earned (excluding gain on sale of loans). The differences, primarily in the areas of net interest income, gain on sale of loans, servicing fee income and provision expense, are a matter of timing and not total income to be recorded over the life of the loans. Net income on an as earned basis continues to rise from earlier periods due to the growth in the balance of securitized loans and the resulting net interest income these loans would have provided.

                                        Six Months Ended June 30,
                              --------------------------------------------
                                      2000                    1999
                              --------------------    --------------------
                                 As          As          As          As
(In Thousands)                Reported     Earned     Reported     Earned
---------------------------   --------    --------    --------    --------
Net Interest Income           $ 17,152    $ 67,200    $  9,597    $ 45,617
Loan Loss Provision             (3,370)    (15,436)     (3,553)    (11,397)
                              --------    --------    --------    --------
  Net Interest Income After

   Loan Loss Provision          13,782      51,764       6,044      34,220
Noninterest Income              44,973      12,565      46,894       9,861
Noninterest Expense            (31,877)    (31,877)    (27,804)    (27,804)
                              --------    --------    --------    --------
  Income Before Taxes           26,878      32,452      25,134      16,277
Income Taxes                    (9,408)    (11,358)     (8,797)     (5,697)
                              --------    --------    --------    --------
  Net Income                  $ 17,470    $ 21,094    $ 16,337    $ 10,580
                              ========    ========    ========    ========

The following table provides the operating cash flows for the Mortgage Banking business line for first six months of 2000 and 1999:

                                            Six Months Ended June 30,
                                            -------------------------
(In Thousands)                                  2000        1999
-------------------------------------------   --------    --------
Cash Inflows:
  Net Interest Income                         $ 84,135    $ 59,891
  Loan Servicing Fees                           11,020       4,384
                                              --------    --------
    Total Cash Inflows                          95,155      64,275
Cash Outflows:
  Loan Acquisition and Securitization Costs     33,582      37,172
  Cash Operating Expenses                       30,469      26,396
  Credit Losses                                 13,417       9,067
  Servicer Advances                              7,999       4,779
  Taxes                                         (5,218)      7,304
                                              --------    --------
    Total Cash Outflows                         80,249      84,718
                                              --------    --------
Net Cash Flows                                $ 14,906    $(20,443)
                                              ========    ========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Impact of Securitizations on the Consolidated Balance Sheets
------------------------------------------------------------

The impact from the securitization and sale of various loans and leases can be seen in several areas of Provident's balance sheet. The most significant has been the removal of loans and leases that Provident continues to service. The following table provides a summary of these off-balance sheet managed assets:

                                    June 30,
                            -----------------------
(In Thousands)                 2000         1999
-------------------------   ----------   ----------
Nonconforming Residential   $4,046,624   $2,444,272
Auto Leases                  1,480,066      985,517
Prime Home Equity              526,114      265,026
Equipment Leases               453,434      253,857
Credit Card                    230,000      185,000
Warehouse                      170,600      327,900
                            ----------   ----------
                            $6,906,838   $4,461,572
                            ==========   ==========

In connection with the recognition of non-cash gains, the present value of future cash flows, referred to as retained interest in securitized assets ("RISA"), are recorded as assets within the investment securities line item of the consolidated balance sheets. Components of the RISA as of June 30, 2000 follow:

                                           Nonconforming     Prime
(In Thousands)                              Residential   Home Equity
-----------------------------------------   -----------   -----------
Estimated Cash Flows of Underlying Loans,
 Net of Payments to Certificate Holders       $ 538,409     $  36,635
Less:
  Estimated Credit Loss (1)                     (13,105)         (309)
  Servicing and Insurance Expense               (59,709)       (5,545)
  Discount to Present Value                     (65,235)       (3,437)
                                              ---------    ----------
Carrying Value of Retained Interest in
  Securitized Assets                          $ 400,360    $   27,344
                                              =========    ==========

(1) Only the pre-1998 securitizations provide for estimated credit losses within the cash flows of the RISA. Information on all estimated credit losses is presented in the discussion of cash reserve accounts and credit quality of securitized assets immediately following this table.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Since the beginning of 1998, Provident has provided for credit enhancements to its securitizations in the form of cash reserve accounts that are funded at closing. Generally, the cash reserve accounts are deposited at Provident. Credit losses, with the exception of credit card loans, are absorbed directly into these cash reserve accounts. The remaining funds not used to cover such losses are returned to Provident over the term of the securitization. The credit card cash reserve accounts absorb losses only in the event that the
interest   spreads  are  insufficient  to  cover  such  credit  losses.
Provident estimates the amount of all credit losses based upon loan credit grades, collateral, market conditions and other pertinent factors. Assumptions used to calculate the estimated credit losses are provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity (Impact of Securitizations on the Consolidated Statements of Income)". Cash reserve accounts that earn interest are recorded as investment securities and accounts that do not earn interest are recorded as receivables from securitization trusts. Detail of the June 30, 2000 cash reserve accounts, net of loss estimates follows:

                                          Cash        Loss        Net Cash
(In Thousands)                          Reserves    Estimates     Reserves
------------------------------------   ---------    ---------    ---------
 Nonconforming Residential Loans (1)   $ 479,498    $(104,114)   $ 375,384
 Equipment Leases                         62,900      (18,742)      44,158
 Credit Card Loans                        41,379            -       41,379
 Prime Home Equity Loans (2)              30,293       (1,727)      28,566
                                       ---------    ---------    ---------
                                       $ 614,070    $(124,583)   $ 489,487
                                       =========    =========    =========

(1) Total loss estimates including those contained within the RISA are $117,219,000.
(2) Total loss estimates including those contained within the RISA are $2,036,000.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Credit Quality of Securitized Assets
------------------------------------

The following table presents a summary of various indicators of the credit quality of off-balance sheet loans and leases as of and for the six months ended June 30, 2000:

                           Nonconforming    Prime Home   Equipment      Auto       Credit    Warehouse
(Dollars in Thousands)     Residential(1)    Equity(1)   Leases(1)    Leases(2)   Cards(2)      (2)
------------------------   -------------    ----------   ---------   ----------   --------   ---------
For the Six Months
 Ended June 30, 2000:
 Average Securitized
  Assets                   $   3,527,922    $  382,526   $ 371,708   $1,397,723   $230,000   $ 186,550
 Net Charge-Offs                  10,218           983       4,753        2,251      8,335           -
 Net Charge-Offs
  to Average Securitized
  Assets (Annualized)               0.58%         0.51%       2.56%        0.32%      7.25%       0.00%
As of June 30, 2000:
 Securitized Assets        $   4,046,624    $  526,114   $ 453,434   $1,480,067   $230,000   $ 170,600
 Estimated Credit
  Losses Provided For            117,219         2,036      18,742          n/a        n/a         n/a
 Estimated Credit
  Losses to Period-End
  Securitized Assets                2.90%         0.39        4.13%         n/a        n/a         n/a
 Estimated Credit
  Loss Rates:
  Annual Basis                      1.09%         0.20        1.00%        0.50%      5.40%       0.10%
  Percentage of
   Original Balance                 2.94%         0.42%       1.97%         n/a        n/a         n/a
 Delinquency Rates:
  30 to 89 Days                     2.58%         0.66%       2.18%        0.33%      1.98%       4.70%
  90 or More                        5.91%         0.19%       0.73%        0.10%      1.32%       4.59%

(1) Estimates for credit losses on nonconforming residential loans, prime home equity loans and equipment leases are determined at the time of sale. The estimated credit loss balance for pre-1998 securitizations are contained within the RISA. Since the beginning of 1998, Provident has provided for credit enhancements to its securitizations in the form of cash reserve accounts that are funded at closing. Generally, the cash reserve accounts are deposited at Provident. Credit losses are absorbed directly against these cash reserve accounts. The remaining funds not used to cover such loses are returned to Provident over the term of the securitization. Provident estimates the amount of credit losses based upon loan credit grades, collateral, market conditions and other pertinent factors. Details of the cash reserve accounts are provided in Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Securitization Activity (Impact of Securitizations on the Consolidated Balance Sheets).
(2) Estimates for credit losses on revolving structures such as auto leases, credit cards and warehouse loans are provided for throughout the life of the securitization. The loss estimates are accrued monthly increasing the estimate, while the charge-offs of uncollectible balances reduce the estimate.

Federal banking regulators are currently discussing various proposals that could require more stringent capital adequacy standards on banks and bank holding companies concerning the treatment of certain residual interests generated by asset securitizations. Due to the uncertainties surrounding the final content, timing and transition period of the proposed requirements, Provident cannot measure the impact on its financial position or the results of its operations if the proposed requirements are adopted. Provident is actively monitoring these discussions.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

OTHER OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
---------------------------------------------

In the normal course of business, Provident uses various financial instruments with off-balance sheet risk to manage its interest rate risk and to meet the financing needs of its customers. At June 30, 2000, these off-balance sheet instruments consisted of standby letters of credit of $160 million, commitments to extend credit of $3.3 billion and interest rate swaps with a notional amount of $5.8 billion.

LIQUIDITY
---------

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Provident has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its balance sheet such as cash, deposits with other banks and federal funds sold. Additional sources of liquidity include the sale of investment securities and the sale of corporate and consumer loans and leases. Another source for providing liquidity is the generation of new deposits. Provident may also borrow both short-term and long-term funds. Provident has an additional $1.2 billion available for borrowing under a $1.5 billion bank notes program. Approximately $320 million of long-term debt is due to be repaid during the remainder of 2000.

The major source of liquidity for Provident on a parent-only basis is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to the Parent at June 30, 2000 by its banking subsidiaries was approximately $226.4 million. The Parent has not received any dividends from its subsidiaries during the first six months of 2000.

At June 30, 2000 the Parent had not drawn any of its $200 million in general purpose lines of credit with unaffiliated banks. Additionally the Parent had approximately $111.3 million in cash, interest earning deposits and federal funds sold to meet its liquidity needs.

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

Provident uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an instantaneous and permanent change in the pricing of all interest rate sensitive assets, liabilities and off-balance sheet financial agreements of Provident, net interest income would change by the following over the next 12-month period: increase 0.77% for a 100 basis point decrease; increase 1.16% for a 200 basis point decrease; decrease 0.80% for a 100 basis point increase; and decrease 1.63% for a 200 basis point increase. The effects of these interest rate fluctuations are considered worst case scenarios, as the analysis does not give consideration to any management of the new interest rate environment. These tests are performed on a monthly basis, and the results, which are in compliance with policy, are presented to the Board of Directors.

                      PART II - OTHER INFORMATION
                      ---------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits filed:
       Exhibit 27.1 - Financial Data Schedule for June 30, 2000
       Exhibit 27.2 - Restated Financial Data Schedule for
                      June 30, 1999

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

                                        Provident Financial Group, Inc.
                                        -------------------------------
                                                  Registrant

Date:  August 10, 2000                     \s\ Christopher J. Carey
                                        -------------------------------
                                             Christopher J. Carey
                                         Executive Vice President and
                                            Chief Financial Officer