Form 10-Q
period 2000-09-30
PROVIDENT FINANCIAL GROUP INC
filed 2000-11-14
CIK 316770

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15 (d) of
                  the Securities Exchange Act of 1934

For the Quarterly Period Ended                        Commission File
September 30, 2000                                         No. 1-8019

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

                          Yes __X _ No ______

Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common  stock,  as of the latest  practicable  date:  Common
stock,   without  par  value,   outstanding  at  October  31,  2000  is
48,787,491.

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

PART II. OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . 36

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                         September 30,   December 31,
                                                             2000            1999
(Dollars in Thousands)                                    (Unaudited)
-------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                $    301,716    $    292,134
  Federal Funds Sold and Reverse Repurchase Agreements         79,000          84,009
  Trading Account Securities                                   74,737               -
  Investment Securities Available for Sale
   (amortized cost - $3,195,936 and $2,187,802)             3,137,961       2,111,037
  Loans and Leases (Net of Unearned Income):
    Corporate Lending:
      Commercial                                            4,652,836       3,990,923
      Mortgage                                                661,773         576,570
      Construction                                            765,759         559,797
      Lease Financing                                         491,770         391,529
    Consumer Lending:
      Residential                                             418,893         653,679
      Installment                                             488,947         476,508
      Lease Financing                                         880,186         361,907
                                                         ------------    ------------
        Total Loans and Leases                              8,360,164       7,010,913
    Reserve for Loan and Lease Losses                        (120,277)        (94,045)
                                                         ------------    ------------
        Net Loans and Leases                                8,239,887       6,916,868
  Leased Equipment                                            213,143         171,258
  Premises and Equipment                                      102,110         100,099
  Receivables from Securitization Trusts                      426,015         355,222
  Other Assets                                                547,548         507,299
                                                         ------------    ------------
                                                         $ 13,122,117    $ 10,537,926
                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                $  1,313,205    $  1,185,245
      Interest Bearing                                      6,874,550       6,044,743
                                                         ------------    ------------
        Total Deposits                                      8,187,755       7,229,988
    Short-Term Debt                                         1,988,617         977,835
    Long-Term Debt                                          1,464,672         950,821
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures                 220,214         220,069
    Accrued Interest and Other Liabilities                    280,208         232,991
                                                         ------------    ------------
        Total Liabilities                                  12,141,466       9,611,704
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized,
     Series D, 70,272 Issued                                    7,000           7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 48,758,291 and 48,618,330 Issued              14,452          14,410
    Capital Surplus                                           313,588         308,237
    Retained Earnings                                         683,295         646,472
    Accumulated Other Comprehensive Loss                      (37,684)        (49,897)
                                                         ------------    ------------
        Total Shareholders' Equity                            980,651         926,222
                                                         ------------    ------------
                                                         $ 13,122,117    $ 10,537,926
                                                         ============    ============

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                 ---------------------    ---------------------
(In Thousands, Except Per Share Data)               2000        1999         2000        1999
-----------------------------------------------------------------------------------------------
Interest Income:
  Interest and Fees on Loans and Leases          $ 185,088   $ 156,580    $ 520,470   $ 449,488
  Interest on Investment Securities                 53,199      27,613      172,869      80,450
  Other Interest Income                                167         694          660       3,917
                                                 ---------   ---------    ---------   ---------
      Total Interest Income                        238,454     184,887      693,999     533,855
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                     20,958      14,892       56,416      42,977
    Time Deposits                                   79,304      53,262      213,643     149,762
                                                 ---------   ---------    ---------   ---------
      Total Interest on Deposits                   100,262      68,154      270,059     192,739
  Interest on Short-Term Debt                       15,677      14,826       63,926      44,952
  Interest on Long-Term Debt                        22,469      12,561       63,305      38,314
  Interest on Junior Subordinated Debentures         4,779       4,524       13,937       8,916
                                                 ---------   ---------    ---------   ---------
      Total Interest Expense                       143,187     100,065      411,227     284,921
                                                 ---------   ---------    ---------   ---------
        Net Interest Income                         95,267      84,822      282,772     248,934
Provision for Loan and Lease Losses                 42,550      16,485       61,950      37,610
                                                 ---------   ---------    ---------   ---------
  Net Interest Income After Provision
    for Loan and Lease Losses                       52,717      68,337      220,822     211,324
Noninterest Income:
  Service Charges on Deposit Accounts                8,997       8,496       26,235      24,187
  Loan Servicing Fees                               13,677       8,105       38,586      19,593
  Other Service Charges and Fees                    12,349       9,279       31,767      30,697
  Operating Lease Income                            10,991      10,328       31,490      29,560
  Gain on Sales of Loans and Leases - Non-Cash           -      21,516       34,447      58,507
  Gain on Sales of Loans and Leases - Cash             356       6,583       10,324      15,414
  Warrant Gains                                      2,700       7,978        7,500       9,147
  Security Gains/(Losses)                               72        (107)          96          (1)
  Other                                              3,310       4,036       11,228      13,514
                                                 ---------   ---------    ---------   ---------
    Total Noninterest Income                        52,452      76,214      191,673     200,618
Noninterest Expense:
  Salaries, Wages and Benefits                      41,518      40,006      122,805     113,066
  Charges and Fees                                   6,084       3,663       16,634      11,117
  Occupancy                                          5,066       4,779       15,045      14,070
  Depreciation on Operating Lease Equipment          6,644       6,183       19,900      16,486
  Equipment Expense                                  7,079       6,169       19,418      17,870
  Professional Services                              5,521       6,046       15,955      15,252
  Merger and Restructuring Charges                       -           -       39,300       4,200
  Other                                             16,239      17,132       47,021      50,409
                                                 ---------   ---------    ---------   ---------
    Total Noninterest Expense                       88,151      83,978      296,078     242,470
                                                 ---------   ---------    ---------   ---------
Income Before Income Taxes                          17,018      60,573      116,417     169,472
Applicable Income Taxes                              6,065      21,337       43,803      60,137
                                                 ---------   ---------    ---------   ---------
  Net Income                                     $  10,953   $  39,236    $  72,614   $ 109,335
                                                 =========   =========    =========   =========
Per Common Share:
  Basic Earnings Per Share                       $    0.22   $    0.83    $    1.48   $    2.31
  Diluted Earnings Per Share                          0.22        0.80         1.44        2.24
  Cash Dividends Declared                             0.24        0.22         0.72        0.66

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Unaudited)

                                                                                        Accumulated
                                                                                           Other
                              Preferred   Common     Capital      Retained   Treasury  Comprehensive
(In Thousands)                   Stock     Stock     Surplus      Earnings     Stock        Loss       Total
--------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999      $ 7,000   $14,150   $ 276,796    $ 534,657   $(21,425)  $  (9,024)   $ 802,154

Net Income                                                         109,335                             109,335
Change in Unrealized Loss
 on Marketable Securities                                                                 (35,646)     (35,646)
                                                                                                     ---------
 Comprehensive Income                                                                                   73,689

Dividends Paid on:
 Preferred Stock                                                      (653)                               (653)
 Common Stock                                                      (30,491)                            (30,491)
Exercise of Stock Options and
 Accompanying Tax Benefits                     48       3,095                                            3,143
Purchase of Treasury Stock                                                     (8,645)                  (8,645)
Federal Income Tax
 Filing Adjustment                                        482                                              482
Other                                                     612                                              612
                                -------   -------   ---------    ---------   --------   ---------    ---------
Balance at September 30, 1999   $ 7,000   $14,198   $ 280,985    $ 612,848   $(30,070)  $ (44,670)   $ 840,291
                                =======   =======   =========    =========   ========   =========    =========

Balance at January 1, 2000      $ 7,000   $14,410   $ 308,237    $ 646,472   $      -   $ (49,897)   $ 926,222

Net Income                                                          72,614                              72,614
Change in Unrealized Loss
 on Marketable Securities                                                                  12,213       12,213
                                                                                                     ---------
 Comprehensive Income                                                                                   84,827

Dividends Paid on:
 Preferred Stock                                                      (712)                               (712)
 Common Stock                                                      (35,079)                            (35,079)
Exercise of Stock Options and
 Accompanying Tax Benefits                     42       2,557                                            2,599
Cash Paid in Lieu of
 Issuance of Fractional
 Shares in Acquisition                                    (31)                                             (31)
Amortization of Expense
 Related to Employee Stock
 Benefit Plans                                            780                                              780
Liquidation of Employee
 Stock Benefit Plans                                    1,478                                            1,478
Federal Income Tax
 Filing Adjustment                                        567                                              567
                                -------   -------   ---------    ---------   --------   ---------    ---------
Balance at September 30, 2000   $ 7,000   $14,452   $ 313,588    $ 683,295   $      -   $ (37,684)   $ 980,651
                                =======   =======   =========    =========   ========   =========    =========

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                         Nine Months Ended September 30,
                                                         -------------------------------
(In Thousands)                                                    2000           1999
----------------------------------------------------------------------------------------
Operating Activities:
  Net Income                                                  $    72,614    $   109,335
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                          61,950         37,610
      Amortization of Goodwill and Other Intangible Assets          3,425          1,737
      Other Amortization and Accretion                            (25,489)       (13,224)
      Depreciation of Leased Equipment and
        Premises and Equipment                                     35,869         32,110
      Tax Benefit Received from Exercise of Stock Options             291          1,238
      Realized Investment Security (Gains)/Losses                     (96)             1
      Proceeds from Sale of Loans Held for Sale                 1,049,470      1,768,599
      Origination of Loans Held for Sale                         (986,636)    (1,783,061)
      Realized Gains on Residential Loans Held for Sale           (30,607)       (52,609)
      (Increase) Decrease in Net Trading Account Securities           (21)        15,078
      Increase in Interest Receivable                             (15,661)       (19,783)
      (Increase) Decrease in Other Assets                          11,355        (12,632)
      Increase in Interest Payable                                 17,563          2,504
      Increase (Decrease) in Other Liabilities                        196         (7,262)
                                                              -----------    -----------
        Net Cash Provided By Operating Activities                 194,223         79,641
                                                              -----------    -----------
Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                         1,783,642        290,371
    Proceeds from Maturities and Prepayments                      310,036        190,764
    Purchases                                                  (2,428,417)      (569,185)
  Increase in Receivables Due From Securitization Trusts          (99,729)      (226,791)
  Net Increase in Loans and Leases                             (1,828,332)      (430,237)
  Net Increase in Operating Lease Equipment                       (61,785)       (39,455)
  Net Increase in Premises and Equipment                          (16,280)       (20,333)
  Acquisition                                                    (129,190)             -
                                                              -----------    -----------
    Net Cash Used In Investing Activities                      (2,470,055)      (804,866)
                                                              -----------    -----------
Financing Activities:
  Net Increase in Deposits of Securitization Trusts                83,389        214,410
  Net Increase in Other Deposits                                  804,378        755,891
  Net Increase (Decrease) in Short-Term Debt                      913,487       (174,015)
  Principal Payments on Long-Term Debt                           (106,766)      (171,316)
  Proceeds From Issuance of Long-Term Debt and
    Company's Junior Subordinated Debentures                      616,606        173,168
  Cash Dividends Paid                                             (35,791)       (31,144)
  Purchase of Treasury Stock                                            -         (8,645)
  Proceeds from Exercise of Stock Options                           2,308          1,905
  Net Increase in Other Equity Items                                2,794          1,094
                                                              -----------    -----------
    Net Cash Provided By Financing Activities                   2,280,405        761,348
                                                              -----------    -----------
      Increase in Cash and Cash Equivalents                         4,573         36,123
  Cash and Cash Equivalents at Beginning of Period                376,143        354,970
                                                              -----------    -----------
    Cash and Cash Equivalents at End of Period                $   380,716    $   391,093
                                                              ===========    ===========
Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                  $   393,664    $   282,698
    Income Taxes                                                   58,433         45,683
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to
      Other Real Estate                                            11,167          3,922
    Residual Interest in Securitized Assets Created from
      the Sale of Loans                                           106,098        155,240

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

On  September  29, 2000,  Provident  purchased  Bank One  Corporation's
Housing and Health Care Capital Business,  including the operations and
substantially   all  of  the  assets  of  Banc  One   Capital   Funding
Corporation,  a wholly-owned subsidiary of Bank One. Based in Columbus,
Ohio, Bank One's Housing and Health Care Capital  Business is an active underwriter of tax-exempt  multi-family  housing  bonds,  syndicator of equity for Section 42  affordable  housing  projects and Fannie Mae DUS and FHA project  mortgage  lender;  it also remarkets in excess of $1.4 billion in floating-rate  bonds,  services in excess of $2.4 billion in mortgage  debt and manages  assets of over $350  million in housing and health  care-related  debt and equity  investments.  The business  will operate  under the name Red Capital  Group as a division  of  Provident
Bank.

On February 4, 2000,  Provident  acquired  Fidelity  Financial of Ohio,
Inc.,  a holding  company  for  Centennial  Bank.  Centennial  operated fifteen banking centers in the greater Cincinnati metropolitan area and held  deposits  of $588  million.  The  merger was  accounted  for as a
pooling-of-interests.    Accordingly,    the   consolidated   financial
statements  and other  financial  information  for periods prior to the merger include the accounts and operations of Fidelity Financial.

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

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                       ----------------------    ----------------------
(In Thousands, Except Per Share Data)                     2000         1999         2000         1999
-------------------------------------------------------------------------------------------------------
  Basic:
    Net Income                                         $  10,953    $  39,236    $  72,614    $ 109,335
    Less Preferred Stock Dividends                          (237)        (217)        (712)        (652)
                                                       ---------    ---------    ---------    ---------
     Income Available to Common Shareholders              10,716       39,019       71,902      108,683
     Weighted-Average Common Shares Outstanding           48,753       47,071       48,728       47,056
                                                       ---------    ---------    ---------    ---------
    Basic Earnings Per Share                           $    0.22    $    0.83    $    1.48    $    2.31
                                                       =========    =========    =========    =========
  Diluted:
    Net Income                                         $  10,953    $  39,236    $  72,614    $ 109,335
    Weighted-Average Common Shares Outstanding            48,753       47,071       48,728       47,056
    Assumed Conversion of:
      Convertible Preferred Stock                            988          988          988          988
      Dilutive Stock Options (Treasury Stock Method)         458          877          584          860
                                                       ---------    ---------    ---------    ---------
    Dilutive Potential Common Shares                      50,199       48,936       50,300       48,904
                                                       ---------    ---------    ---------    ---------
    Diluted Earnings Per Share                         $    0.22    $    0.80    $    1.44    $    2.24
                                                       =========    =========    =========    =========

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

Merger and  restructuring  charges expensed during the first quarter of
2000  include  estimates  of cash outlays  totaling  $12.6  million and non-cash  write-downs of assets  totaling  $26.7 million.  Cash outlays include severance costs of $8.6 million,  contract  termination charges of $2.3 million and professional fees of $1.7 million.  As of September
30, substantially all cash outlays had been paid.

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

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. GUARANTEED  PREFERRED  BENEFICIAL INTERESTS IN COMPANY'S JUNIOR
-----------------------------------------------------------------------
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

The  subsidiaries  and their  total  assets as of  September  30,  2000 follow:

(In Thousands)                               Total Assets
---------------------------------------------------------
Provident Auto Leasing Company                 $669,876
Provident Auto Rental Company LLC (1998-1)       30,308
Provident Auto Rental Company LLC (1998-2)       34,376
Provident Auto Rental LLC (1999-1)              182,338
Provident Lease Receivables Company LLC         120,308

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

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
This results in earnings  recognition only to the extent that the hedge is ineffective  in achieving  offsetting  changes in fair value.  For a derivative used to hedge changes in cash flows  associated with forward transactions,  the  gain  or  loss  on  the  effective  portion  of the
derivative  will  be  deferred,   and  reported  as  Accumulated  Other
Comprehensive  Income, a component of shareholders'  equity, until such time the hedge transaction affects earnings. For derivative instruments not accounted  for as hedges,  changes in fair value are required to be recognized in earnings.

Provident plans to adopt the provisions of this statement,  as amended, for its  quarterly  and  annual  reporting  beginning  January 1, 2001.
Generally,  Provident  uses its  derivatives  as  hedging  instruments.
Management  believes  that as of  September  30,  2000,  its hedges are highly  effective  and that the  adoption  of this SFAS will not have a material impact on Provident's financial position or the results of its operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Forward Looking Statements
--------------------------

This Form 10-Q contains  certain  forward-looking  statements  that are subject to numerous  assumptions,  risks or uncertainties.  The Private
Securities  Litigation  Reform Act of 1995  provides a safe  harbor for forward-looking statements. Actual results could differ materially from those contained in or implied by such forward-looking  statements for a variety of factors  including:  sharp and/or rapid  changes in interest rates;  significant changes in the anticipated  economic scenario which could materially change  anticipated credit quality trends, the ability to generate  loans and  leases,  the  ability to  securitize  loans and leases and the spreads realized on  securitizations;  significant cost, delay in, or inability  to execute  strategic  initiatives  designed to
grow  revenues  and/or  manage   expenses;   risks  involved  with  the
consummation of significant business combinations or divestitures;  and significant  changes in  accounting,  tax, or  regulatory  practices or requirements  and factors  noted in  connection  with  forward  looking statements.  In addition,  borrowers could suffer  unanticipated losses without regard to general economic conditions.  The result of these and other factors could cause a difference  from  expectations of the level of defaults  and a change in the risk  characteristics  of the loan and lease  portfolio  and a change  in the  provision  for  loan and  lease losses.  Forward-looking  statements  speak  only as of the date  made.
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

                                          Three Months Ended                    Nine Months Ended
                                             September 30,                        September 30,
(Dollars in Thousands,             --------------------------------     --------------------------------
 Except Per Share Data)              2000        1999        Change       2000        1999        Change
--------------------------------------------------------------------------------------------------------
Net Interest Income                $ 95,267    $ 84,822          12%    $282,772    $248,934          14%
Gain on Sale of Loans and Leases        356      28,099         (99)      44,771      73,921         (39)
Other Noninterest Income             52,096      48,115           8      146,902     126,697          16
Total Revenue                       147,719     161,036          (8)     474,445     449,552           6
Provision for Loan
 and Lease Losses                    42,550      16,485         158       61,950      37,610          65
Noninterest Expense(1)               88,151      83,978           5      296,078     242,470          22
Net Income(1)                        10,953      39,236         (72)      72,614     109,335         (34)
Diluted Earnings per Share(1)          0.22        0.80         (73)        1.44        2.24         (36)
Return on Average Equity(1)            4.53%      19.09%                   10.33%      17.97%
Return on Average Assets(1)            0.37%       1.58%                    0.82%       1.50%
Efficiency Ratio                      59.69%      52.10%                   54.13%      52.99%

(1) Financial Data Based on Operating Earnings follows
     (excludes Merger and Restructuring Charges):
    Noninterest Expense                                                 $256,778    $238,270           8%
    Net Income                                                            99,614     112,065         (11)
    Diluted Earnings per Share                                              1.98        2.29         (14)
    Return on Average Equity                                               14.16%      18.42%
    Return on Average Assets                                                1.13%       1.54%

During the third  quarter  of 2000,  Provident  announced  that it will change the structure of its securitizations to secured financings which eliminates the use of gain-on-sale accounting.  The switch to a secured financing  structure  does not affect the total profit  Provident  will recognize  over the life of a loan,  but rather  impacts  the timing of income  recognition.  Secured  financing  transactions  cause  reported earnings from securitized  loans to be lower in the initial periods and higher in later  periods,  as  interest  is earned on the  loans.  As a result,  moving away from transaction  structures that use gain-on-sale accounting will temporarily cause Provident's earnings to be lower over the next several quarters.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Primarily   as  a  result   of  the   change   in  the   structure   of
securitizations,  diluted  earnings  per share  decreased  73%, to $.22 during the third quarter of 2000, versus $.80 reported in 1999. For the nine months ended September 30, 2000,  operating earnings per share was
$1.98, a decrease of 14%, compared to $2.29 reported in 1999. Operating earnings for 2000 exclude a $27.0 million  after-tax  charge  primarily related to the  acquisition  of  Fidelity  Financial.  Included in this charge are direct-merger related charges and other post-merger business line restructuring charges.  Operating earnings for 1999 exclude a $2.7 million  after-tax  charge related to the merger of Fidelity  Financial and Glenway Financial Corporation.

Total revenue (net interest income plus noninterest  income)  decreased
8% during the third quarter of 2000 over the third quarter of 1999, and increased  6% for the first  nine  months  of 2000 over the first  nine months  of  1999.  For the  nine-month  periods,  net  interest  income increased by $33.8 million, or 14%, as a result of strong growth in the commercial lending  portfolio.  Noninterest  income,  excluding gain on sale of loans and leases,  increased $20.2 million,  or 16%,  primarily due to continued growth in loan servicing fees. Loans and leases, which had been sold with servicing  retained,  increased from $5.3 billion at
September 30, 1999 to $6.1 billion at September 30, 2000.  Gain on sale of loans and leases decreased $29.2 million primarily due to the change in the structure of securitizations beginning with the third quarter of the current year.

Total  average  assets  for the  first  nine  months  of 2000 grew $2.0 billion,  or 21% as  compared  to the  same  period  during  1999.  The increase  was  primarily  in the  investment  security  and  commercial lending  portfolios,  which experienced growth of $1.5 billion and $1.0 billion, respectively, in average assets during this time period.

The provision for loan and lease losses was $42.6 million for the third quarter  of 2000 as  compared  to $16.5  million  during  the same time period of 1999.  The increase was due  primarily to (1) higher loan and lease balances  resulting from the change in  securitization  structure which no longer removes loans and leases from the balance sheet and (2)
higher net charge-offs.  Noninterest expense increased $4.2 million, or
5%, to $88.2 million for the third quarter of 2000 as compared to $84.0 million for the third quarter of 1999.  While operating  expense levels grew only 8% for the first nine months of 2000 as compared to 1999, the ratio  of  operating  noninterest  expense  to tax  equivalent  revenue
("efficiency  ratio")  increased  to 54.13%  during 2000 as compared to
52.99% for the same period during 1999.  The increase in the efficiency ratio was a result of the  elimination  of gain on sale of loans during the current quarter.  For purposes of calculating the efficiency ratio,
operating   noninterest   expense  excludes  merger  and  restructuring
charges, and tax equivalent revenue excludes security gains or losses.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Business Lines
--------------

The following  table  summarizes  total revenue,  operating  income and average  assets by major  lines of  business  for the  three-month  and nine-month  periods  ended  September  30, 2000 and 1999.  Prior period
information   has   been   reclassified   to   match   current   period
income/expense allocation methodology and business unit consolidation.

                               Three Months Ended              Nine Months Ended
                                  September 30,                  September 30,
                        -------------------------------  ----------------------------
(Dollars in Millions)      2000        1999      Change     2000       1999    Change
-------------------------------------------------------------------------------------
Total Revenue:
  Commercial Banking    $    67.8    $   63.9        6%  $   200.3   $  182.3     10%
  Retail Banking             65.5        65.2        0%      197.6      178.8     11%
  Mortgage Banking           14.3        32.0      -55%       76.4       88.5    -14%
  Corporate Center            0.1        (0.1)     n/m         0.1          -    n/m
                        ---------    --------            ---------   --------
                        $   147.7    $  161.0       -8%  $   474.4   $  449.6      6%
                        =========    ========            =========   ========
Operating Income:
  Commercial Banking    $     6.3    $   17.6      -64%  $    50.4   $   58.0    -13%
  Retail Banking              7.0        10.4      -33%       34.1       26.4     29%
  Mortgage Banking           (2.4)       11.3     -121%       15.0       27.7    -46%
  Corporate Center            0.1        (0.1)     n/m         0.1          -    n/m
                        ---------    --------            ---------   --------
                        $    11.0    $   39.2      -72%  $    99.6   $  112.1    -11%
                        =========    ========            =========   ========
Average Assets:
  Commercial Banking    $   5,459    $  4,440       23%  $   5,509   $  4,248     30%
  Retail Banking            2,368       2,007       18%      2,371      2,113     12%
  Mortgage Banking          1,162         621       87%        729        609     20%
  Corporate Center          2,755       2,892       -5%      3,142      2,743     15%
                        ---------    --------            ---------   --------
                        $  11,744    $  9,960       18%  $  11,751   $  9,713     21%
                        =========    ========            =========   ========

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
   Provident   Capital   Corp.,   a  national   financier  of  business
   expansions,  re-capitalizations, and provider of asset based lending
   services;   Commercial  Mortgage,  an  originator  and  servicer  of
   construction and permanent mortgage  financing;  Information Leasing
   Corporation,  a  national  small  to  mid-ticket  equipment  leasing company;  and  Provident  Commercial  Group,  a  national  lessor of large-ticket equipment.

   Commercial  Banking  is  the  Company's  largest  line  of  business contributing  approximately  50% of  the  Bank's  operating  income.
   Operating  income for Commercial  Banking was $6.3 million and $50.4 million for the three-month  and nine-month  periods ended September
   30, 2000,  which was a decrease of $11.3  million and $7.6  million, respectively, over the comparable periods of 1999.

   Loan growth in Commercial Banking continued its strong  performance.
   Average assets grew 23% and 30% for the  three-month  and nine-month periods ended  September 30, 2000.  Asset growth was achieved across all business units with average assets of $5.5 billion for the third quarter of 2000. The reduction in operating income was driven by the decision to change the structure of securitizations resulting in the elimination of  gain-on-sale  accounting.  As a result,  no gains on sales were recognized during the third quarter of 2000 compared to a
   $6.3 million gain  recognized  during the third  quarter of 1999. In addition,  the charge-off of three  commercial  loans totaling $12.8 million, along with the growth in loan and lease balances,  resulted
   in  a  higher  provision  for  loan  and  lease  losses.   Partially
   offsetting  these  declines  in  operating  income  was  higher  net interest  income  resulting  from  the  growth  in  loan  and  lease balances.

o  Retail Banking provides consumer lending,  deposit accounts,  trust, brokerage  and  investment  products and services to its  customers.
   This business  line includes both the Consumer  Lending and Consumer
   Banking business units.  Operating income for the nine-month  period ended  September 30, 2000 increased $7.7 million over the comparable period in 1999.  The  increase  was due  primarily  to  increases in deposit net interest income and fees from financial centers, private banking,  trust and investment  products.  Operating  income for the three-month  period ended  September 30, 2000 decreased $3.4 million over the  comparable  period  in 1999.  The  decrease  is due to the

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

   recognition  of a $4.3 million gain on a home equity  securitization in September of 1999 which was absent in the third quarter of 2000.

   Retail Banking benefited from growth in total deposits. Average core deposits  for the third  quarter of 2000 grew by 14% as  compared to the third quarter of 1999.  Significant deposit growth came from the
   Florida  franchise and from internet  banking  products.  To further capitalize on the Florida deposit growth,  Provident is opening four additional financial centers in Florida.  Provident will continue to enhance its  distribution  of products  and  services  via  internet banking, ATM machines and the TeleBank customer service call center.

o  Mortgage   Banking   originates   and   services    conforming   and
   nonconforming residential loans to consumers and provides short-term financing to mortgage originators and brokers.  Operating income for the third  quarter of 2000 was $(2.4)  million,  a decrease of $13.7 million as  compared to the same  period in 1999.  Operating  income through the first nine months of 2000 was $15.0 million,  a decrease of $12.7  million as compared to the same period in 1999.  The lower operating income for both periods of 2000 was driven by the decision
   to  change  the  structure  of  securitizations   resulting  in  the
   elimination of gain-on-sale  accounting  during the third quarter of
   2000. Despite the elimination of gain-on-sale  income,  there was no incremental  net  interest  income  in the  first  quarter  of  this accounting change as prior loan sales had always occurred at the end of the quarter. Partially offsetting the elimination of gain-on-sale income were higher loan servicing fees which  increased $6.2 million during the first nine months of 2000  compared to the same period of
   1999.

   The interest rate environment  of  moderate  increases  has  had  an
   unfavorable   impact  on  funding   expenses   and  has  slowed  new
   originations in the nonconforming  sector.  During the third quarter of 2000,  Mortgage  Banking  originated  and held for portfolio $323 million of  nonconforming  loans  with no gain on sale  recognition.
   During  the  third  quarter  of 1999,  $601  million  of loans  were securitized and sold resulting in a $17.0 million gain.

   Revenue  decreased $17.7 million  for the third quarter  of 2000 and
   $12.1 million  for the first nine months of 2000 as  compared to the same periods in 1999.  Operating expenses increased during  2000 due primarily to increased  staffing  associated  with the start-up of a new  business  unit  that  sub-services  mortgage  loans  for  other financial institutions.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Net Interest Income
-------------------

Net  interest  income for the nine months  ended  September  30,  2000, increased $33.8 million  compared to the first nine months of 1999. The increase in  interest  income was due  primarily  to (1) an increase in average earning assets of $1.7 billion,  or 19%, and (2) an increase in the average yield on earning assets of 72 basis points. The increase in average  earning  assets  resulted  primarily  from the  growth  of the commercial loan and investment  security  portfolios.  Interest expense for the nine months ended  September  30, 2000  increased  due to a 20%
increase in total interest  bearing  liabilities with a 100 basis point increase on the average  rate paid.  The  increase in interest  bearing liabilities  was due  principally  to  increases  in  interest  bearing deposits, primarily time deposits, and long-term debt.

Net Interest Margin
-------------------

Net interest  margin  represents net interest income as a percentage of total interest  earning  assets.  The net interest  margin has remained steady during 2000 with each  three-month  period being in the 3.60% to
3.65%  range.  For the  first  nine  months of 2000,  the net  interest margin, on a tax-equivalent  basis, was 3.61% compared to 3.80% for the same period in 1999.  This  decrease was driven by changes in rates and volumes of earning assets and the  corresponding  funding  sources.  In
addition,   the  first  half  of  2000  carried  lower  yielding  asset portfolios from acquired  institutions that had been sold, but all cash settlements had not taken place until June of 2000. The following table details  the  components  of the  change in net  interest  income (on a tax-equivalent  basis) by major category of interest earning assets and interest bearing liabilities for the three-month and nine-month periods ended September 30, 2000 and 1999.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

                                             Three Months Ended                          Nine Months Ended
                                  ---------------------------------------    ---------------------------------------
                                  September 30, 2000   September 30, 1999    September 30, 2000   September 30, 1999
                                  ------------------   ------------------    ------------------   ------------------
                                  Average    Average     Average  Average    Average    Average   Average    Average
(Dollars in Millions)             Balance     Rate       Balance   Rate      Balance     Rate     Balance     Rate
--------------------------------------------------------------------------------------------------------------------
Assets:
 Loans and Leases:
  Corporate Lending:
   Commercial                     $ 4,385       9.82%   $ 3,651      8.62%   $ 4,248      9.46%   $ 3,461       8.64%
   Mortgage                           549       9.50        532      8.45        559      9.07        535       8.51
   Construction                       724       9.04        498      8.19        647      8.98        486       8.06
   Lease Financing                    393      11.58        326      9.69        362     11.70        286       9.83
                                  -------      -----    -------      ----    -------     -----    -------       ----
    Total Corporate Lending         6,051       9.81      5,007      8.63      5,816      9.51      4,768       8.63
  Consumer Lending:
   Residential                        252      10.28        911      8.88        320     11.55        892       8.55
   Installment                        448      11.70        592      9.91        511     10.83        615       9.98
   Lease Financing                    615      10.45        581      8.50        532      9.37        630       8.21
                                  -------      -----    -------      ----    -------     -----    -------       ----
    Total Consumer Lending          1,315      10.84      2,084      9.07      1,363     10.43      2,137       8.86
                                  -------      -----    -------      ----    -------     -----    -------       ----
     Total Loans and Leases         7,366      10.00      7,091      8.76      7,179      9.69      6,905       8.70
 Investment Securities              3,084       6.86      1,765      6.21      3,263      7.08      1,758       6.12
 Trading Account Securities             -          -         50      4.24          -      -            69       5.28
 Federal Funds Sold and Reverse
  Repurchase Agreements                10       6.70         14      4.47         11      8.10         28       5.55
                                  -------      -----    -------      ----    -------     -----    -------       ----
   Total Earning Assets            10,460       9.07      8,920      8.22     10,453      8.87      8,760       8.15
 Cash and Due From Banks              232                   232                  235                  233
 Other Assets                       1,052                   808                1,063                  720
                                  -------               -------              -------              -------
  Total Assets                    $11,744               $ 9,960              $11,751              $ 9,713
                                  =======               =======              =======              =======
Liabilities and
 Shareholders' Equity:
 Deposits:
  Demand Deposits                 $   378       2.93    $   365      1.98    $   352      2.36    $   365       1.98
  Savings Deposits                  1,364       5.30      1,305      3.97      1,349      4.97      1,342       3.74
  Time Deposits                     4,906       6.43      3,991      5.29      4,678      6.10      3,802       5.27
                                  -------      -----    -------      ----    -------     -----    -------       ----
   Total Deposits                   6,648       6.00      5,661      4.78      6,379      5.65      5,509       4.68
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements              785       6.35        972      5.04      1,203      6.08      1,033       4.82
  Commercial Paper                    198       6.27        195      5.03        205      5.95        210       4.86
  Short-Term Notes Payable              2       5.83          2      4.76          2      5.88          1       4.67
                                  -------      -----    -------      ----    -------     -----    -------       ----
   Total Short-Term Debt              985       6.33      1,169      5.04      1,410      6.06      1,244       4.83
 Long-Term Debt                     1,395       6.41        896      5.56      1,348      6.28        926       5.53
 Junior Subordinated Debentures       220       8.63        220      8.16        220      8.46        141       8.45
                                  -------      -----    -------      ----    -------     -----    -------       ----
  Total Interest Bearing
   Liabilities                      9,248       6.16      7,946      5.00      9,357      5.87      7,820       4.87
 Noninterest Bearing Deposits       1,258                   914                1,216                  781
 Other Liabilities                    272                   278                  240                  301
 Shareholders' Equity                 966                   822                  938                  811
                                  -------               -------              -------              -------
  Total Liabilities and
   Shareholders' Equity           $11,744               $ 9,960              $11,751              $ 9,713
                                  =======               =======              =======              =======
Net Interest Spread                             2.91%                3.22%                3.00%                 3.28%
                                                ====                 ====                 ====                  ====
Net Interest Margin                             3.62%                3.77%                3.61%                 3.80%
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

The  provision  for loan and lease  losses was $62.0  million and $37.6 million for the first nine months of 2000 and 1999,  respectively.  The increase in the provision for loan losses was primarily attributable to additional  loans and leases that typically would have been securitized and accounted for as sales,  but are now kept on the balance sheet.  In addition  higher net charge-offs  contributed to the higher  provision.
The  ratio of  reserve  for loan and lease  losses  to total  loans and
leases  was  1.44%  and  1.33%  at   September   30,   2000  and  1999,
respectively.

The following  table shows the  progression of the reserve for loan and lease losses and selected reserve ratios:

                                        Three Months Ended          Nine Months Ended
                                           September 30,              September 30,
                                      ----------------------    -----------------------
(Dollars in Thousands)                   2000         1999         2000          1999
---------------------------------------------------------------------------------------
Balance at Beginning of Period        $  97,588    $  83,239    $  94,045     $  78,867
Acquired Reserves                         2,377            -        2,377             -
Provision for Loan and Lease Losses      42,550       16,485       61,950        37,610
Loans and Leases Charged Off            (24,786)     (16,110)     (47,542)      (38,496)
Recoveries                                2,548        4,109        9,447         9,742
                                      ---------    ---------    ---------     ---------
  Balance at End of Period            $ 120,277    $  87,723    $ 120,277     $  87,723
                                      =========    =========    =========     =========
Reserve for Loan and Lease Losses
 as a Percent of:
  Nonperforming Loans                                              182.02%       139.55%
  Nonperforming Assets                                             160.83%       131.02%
  Total Loans and Leases                                             1.44%         1.33%

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The following  tables present the  distribution of net loan charge-offs by loan type for the three-month and nine-month periods ended September
30, 2000 and 1999:

                                 Three Months Ended                Three Months Ended
                                 September 30, 2000                September 30, 1999
                          -------------------------------   -------------------------------
                                       Pctg of    Pctg of                Pctg of    Pctg of
                                       Average     Total                 Average     Total
                             Net         Net        Net        Net         Net        Net
                           Charge-      Loans     Charge-    Charge-      Loans     Charge-
(Dollars in Thousands)      Offs    (annualized)   Offs       Offs    (annualized)   Offs
-------------------------------------------------------------------------------------------
Corporate Lending:
 Commercial               $ 20,098         1.83%    90.4%  $  9,972         1.09%    83.2%
 Mortgage                      (21)       (0.02)    (0.1)         -            -        -
 Construction                    -            -        -          -            -        -
 Lease Financing              (207)       (0.21)    (0.9)       630         0.77      5.2
                          --------                 -----   --------                 -----
  Net Corporate Lending     19,870         1.31     89.4     10,602         0.85     88.4
Consumer Lending:
 Residential                 1,495         2.37      6.7        138         0.06      1.1
 Installment                   697         0.62      3.1        869         0.59      7.2
 Lease Financing               176         0.11      0.8        392         0.27      3.3
                          --------                 -----   --------                 -----
  Net Consumer Lending       2,368         0.72     10.6      1,399         0.27     11.6
                          --------                 -----   --------                 -----
   Net Charge-Off's       $ 22,238         1.21    100.0   $ 12,001         0.68    100.0
                          ========                 =====   ========                 =====

                                 Nine Months Ended                 Nine Months Ended
                                 September 30, 2000                September 30, 1999
                          -------------------------------   -------------------------------
                                       Pctg of    Pctg of                Pctg of    Pctg of
                                       Average     Total                 Average     Total
                             Net         Net        Net        Net         Net        Net
                           Charge-      Loans     Charge-    Charge-      Loans     Charge-
(Dollars in Thousands)      Offs    (annualized)   Offs       Offs    (annualized)   Offs
-------------------------------------------------------------------------------------------

Corporate Lending:
 Commercial                $31,280         0.98%    82.1%   $19,114         0.74%    66.5%
 Mortgage                       75         0.02      0.2          -            -        -
 Construction                    -            -        -          -            -        -
 Lease Financing               829         0.31      2.2      3,287         1.53     11.4
                           -------                 -----    -------                 -----
  Net Corporate Lending     32,184         0.74     84.5     22,401         0.63     77.9
Consumer Lending:
 Residential                 3,541         1.48      9.3        344         0.05      1.2
 Installment                 1,439         0.38      3.8      4,756         1.03     16.5
 Lease Financing               931         0.23      2.4      1,253         0.27      4.4
                           -------                 -----    -------                 -----
  Net Consumer Lending       5,911         0.58     15.5      6,353         0.40     22.1
                           -------                 -----    -------                 -----
   Net Charge-Off's        $38,095         0.71    100.0    $28,754         0.56    100.0
                           =======                 =====    =======                 =====

The  increase  in net  charge-offs  in the  third  quarter  of  2000 is primarily  due to three  commercial  loans that were charged off during the third quarter.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Nonperforming  assets at September 30, 2000 were $74.8 million compared to  $61.1  million  and  $67.0  million  as of  December  31,  1999 and
September 30, 1999,  respectively.  The  composition  of  nonperforming assets over the past five quarters is provided in the following table.

                                           2000                       1999
                              -----------------------------    ------------------
                               Third     Second      First     Fourth      Third
(Dollars in Thousands)        Quarter    Quarter    Quarter    Quarter    Quarter
---------------------------------------------------------------------------------
Nonaccrual Loans:
 Corporate Lending:
  Commercial                  $48,031    $52,397    $46,282    $43,452    $49,250
  Mortgage                      1,529      1,576      1,654      3,003      1,527
  Construction                      -          -          -        216        216
  Lease Financing               5,147      5,165      2,016      1,309      2,926
                              -------    -------    -------    -------    -------
   Total Corporate Lending     54,707     59,138     49,952     47,980     53,919
 Consumer Lending:
  Residential                  11,371      6,290      5,624      7,640      7,358
  Installment                       -          -          -         48         26
  Lease Financing                   -          -          -          -          -
                              -------    -------    -------    -------    -------
   Total Consumer Lending      11,371      6,290      5,624      7,688      7,384
                              -------    -------    -------    -------    -------
    Total Nonaccrual Loans     66,078     65,428     55,576     55,668     61,303
Renegotiated Loans                  -          -          -      1,541      1,557
                              -------    -------    -------    -------    -------
 Total Nonperforming Loans     66,078     65,428     55,576     57,209     62,860
Other Real Estate               8,706      5,108      7,457      3,870      4,092
                              -------    -------    -------    -------    -------
 Total Nonperforming Assets   $74,784    $70,536    $63,033    $61,079    $66,952
                              =======    =======    =======    =======    =======
Loans 90 Days Past Due
 Still Accruing               $28,959    $23,787    $13,908    $15,769    $18,484

Nonperforming Loans to
 Total Loans and Leases          0.79%      0.97%      0.82%      0.82%      0.96%
Nonperforming Assets to:
 Total Loans, Leases and
  Other Real Estate              0.89%      1.04%      0.93%      0.87%      1.02%
 Total Assets                    0.57%      0.62%      0.54%      0.58%      0.68%

Nonaccrual  loans  increased $10.4 million during the first nine months of  2000.  The  increase  was due  primarily  to the  addition  of five commercial loans and one commercial  lease,  which was partially offset by  the  charge-off  of  three  commercial  loans.  Renegotiated  loans decreased  $1.5 million during the first nine months of 2000 due to the improved  performance  of one loan.  Other real estate  increased  $4.8 million  during  the  first  nine  months  of 2000.  The  increase  was primarily the result of  foreclosures  of residential  properties.  The increase in loans  ninety days past due still  accruing was primary due to the increase in delinquent commercial loans.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Noninterest Income
------------------

The following  table details the components of  noninterest  income and their change for the third quarter and first  nine-month  periods ended
September 30, 2000 and 1999:

                                      Three Months Ended                  Nine Months Ended
                                         September 30,                      September 30,
                                    ---------------------      Pctg    ---------------------     Pctg
(Dollars in Thousands)                 2000        1999       Change      2000        1999      Change
------------------------------------------------------------------------------------------------------
Service Charges on
 Deposit Accounts                   $   8,997   $   8,496        5.9%  $  26,235   $  24,187       8.5%
Loan Servicing Fees                    13,677       8,105       68.7      38,586      19,593      96.9
Other Service Charges and Fees         12,349       9,279       33.1      31,767      30,697       3.5
Operating Lease Income                 10,991      10,328        6.4      31,490      29,560       6.5
Warrant Gains                           2,700       7,978      (66.2)      7,500       9,147     (18.0)
Security Gains                             72        (107)       n/m          96          (1)      n/m
Other                                   3,310       4,036      (18.0)     11,228      13,514     (16.9)
                                    ---------   ---------              ---------   ---------
  Noninterest Income Before Gain
   on Sale of Loans and Leases         52,096      48,115        8.3     146,902     126,697      15.9
Gain on Sale of Loans and Leases:
 Non-Cash                                   -      21,516     (100.0)     34,447      58,507     (41.1)
 Cash                                     356       6,583      (94.6)     10,324      15,414     (33.0)
                                    ---------   ---------              ---------   ---------
    Total Noninterest Expense       $  52,452   $  76,214      (31.2)  $ 191,673   $ 200,618      (4.5)
                                    =========   =========              =========   =========

Explanations for significant  changes in noninterest income by category follow:

o  Service charges on deposit  accounts  increased $.5 million and $2.0 million in the quarterly and nine-month comparisons. The increase in the  quarterly  comparison  was  a  result  of  pricing  and  volume increases on corporate and personal deposit  accounts.  The increase in the  nine-month  comparison  was a result of  pricing  and volume increases on corporate and personal deposit  accounts  combined with higher ATM fees from the increased  number of ATMs.  Since the first quarter  of 1999,  an  additional  133 ATMs  have been  placed  into service bringing the total number of Provident ATMs to 482.

o  Loan  servicing fees increased $5.6 million and $19.0 million in the
   quarterly  and  nine-month  comparisons.   The  higher  revenue  was
   primarily  from  increases  in the  residential  mortgage  and  auto leasing areas.

o  Other  service  charges  and fees  increased  $3.1  million and $1.1 million in the quarterly and nine-month comparisons. The increase in the quarterly  comparison was due primarily to loan syndication fees that  occurred  during the third  quarter of 2000.  Credit card fees were  the  primarily  reason  for  the  increase  in the  nine-month comparison.

o  Operating lease income increased $.7 million and $1.9 million in the quarterly and nine-month  comparisons due primarily to the growth of
   Provident  Commercial  Group,  a  national  lessor  of  large-ticket equipment.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

o  Provident's  Commercial  Banking  business  line  from  time to time acquires  equity  warrants as a part of the  lending  fee  structure established with customers.  Warrant gains decreased $5.3 million in
   the  third  quarter   comparison  and  $1.6  million  in  nine-month
   comparison.

o  Gain on sales of loans and  leases  decreased  $27.7  million in the quarterly comparison and $29.2 million in the nine-month  comparison due to the  decision  to change  the  structure  of  securitizations resulting in the elimination of gain-on-sale  accounting  during the third quarter of 2000.  Future  securitizations  of loans and leases will be  structured  in order to  account  for the  transactions  as secured financings.  The following table provides detail of the gain on sales  recognized  during the third quarter and first  nine-month periods of 2000 and 1999:

                                                   Three Months Ended  Nine Months Ended
                                                   ------------------  -----------------
                                                      September 30,      September 30,
(In Thousands)                                        2000     1999      2000      1999
----------------------------------------------------------------------------------------
Gain on Sale of Loan and Lease Sales - Non-Cash:
  Nonconforming Residential Loan Securitizations     $   -   $16,991   $30,291   $50,687
  Prime Consumer Home Equity Securitizations             -     4,279     4,156     4,279
  Credit Card Securitizations                            -       246         -     3,541
                                                      ----   -------   -------   -------
                                                         -    21,516    34,447    58,507
Gain on Sale of Loan and Lease Sales - Cash:
  Equipment Lease Securitizations                        -     6,250     9,083    13,164
  Conforming Residential Whole Loan Sales              253       296       515     1,745
  Nonconforming Residential Whole Loan Sales             -         -         -       174
  Other Loan Sales                                     103        37       726       331
                                                      ----   -------   -------   -------
                                                       356     6,583    10,324    15,414
                                                      ----   -------   -------   -------
                                                      $356   $28,099   $44,771   $73,921
                                                      ====   =======   =======   =======

   A detailed  discussion of the  various  securitizations and sales of loans and leases is provided under the "Management's  Discussion and
   Analysis of Financial  Condition  and Results of  Operations - Asset
   Securitization Activity" section of this report.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Noninterest Expenses
--------------------

The following  table details the components of noninterest  expense and their change for the third quarter and  nine-month  periods of 2000 and
1999:

                                     Three Months Ended              Nine Months Ended
                                        September 30,                  September 30,
                                     -------------------    Pctg    -------------------     Pctg
(Dollars in Thousands)                 2000       1999     Change     2000       1999      Change
-------------------------------------------------------------------------------------------------
Salaries, Wages and Benefits         $ 41,518   $ 40,006      3.8%  $122,805   $113,066       8.6%
Charges and Fees                        6,084      3,663     66.1     16,634     11,117      49.6
Occupancy                               5,066      4,779      6.0     15,045     14,070       6.9
Depreciation on Operating
 Lease Equipment                        6,644      6,183      7.5     19,900     16,486      20.7
Equipment Expense                       7,079      6,169     14.8     19,418     17,870       8.7
Professional Services                   5,521      6,046     (8.7)    15,955     15,252       4.6
Other                                  16,239     17,132     (5.2)    47,021     50,409      (6.7)
                                     --------   --------            --------   --------
 Noninterest Expense Before Merger
  and Restructuring Charges            88,151     83,978      5.0    256,778    238,270       7.8
Merger and Restructuring Charges            -          -        -     39,300      4,200     835.7
                                     --------   --------            --------   --------
   Total Noninterest Expense         $ 88,151   $ 83,978      5.0   $296,078   $242,470      22.1
                                     ========   ========            ========   ========

Explanations for significant changes in noninterest expense by category follow:

o  Salaries, wages and benefits increased $1.5 million and $9.7 million in the quarterly and  nine-month  comparisons.  The increase was due primarily  to  expansion  in the  Mortgage  Banking  and  Commercial
   Banking business lines during the past twelve months.

o  Increased  goodwill  amortization   expense,   associated  with  the
   acquisitions of OHSL Financial  Corp. and Capstone Realty  Advisors,
   was the primary  reason for the increase in charges and fees in both the quarterly and nine-month comparisons.

o  The growth of  Provident  Commercial  Group,  a  national  lessor of large-ticket  equipment,  was the primary reason for the increase in depreciation on operating lease equipment.

o  Equipment expense increased $.9 million in the quarterly  comparison due primarily to higher repair and  maintenance  expenses.  The $1.5 million  increase  in the  nine-month  comparison  was due to higher repair and maintenance  expenses  combined with higher  depreciation expense related to technology investments, branches and ATMs.

o  Professional fees decreased $.5 million in the quarterly  comparison as a result of a decrease in  management  consulting  fees.  The $.7 million increase in the nine-month comparison was a result of higher legal fees, primarily associated with the origination and collection
   of  loans,   temporary   employment   services   and   miscellaneous
   professional fees.

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

FINANCIAL CONDITION
-------------------

Short-Term Investments and Investment Securities
------------------------------------------------

Federal funds sold and reverse  repurchase  agreements  decreased  $5.0 million  since  December  31,  1999.  The amount of federal  funds sold changes  daily as cash is  managed  to meet  reserve  requirements  and customer  needs.  After funds have been  allocated  to meet lending and investment  requirements,  any remainder is placed in overnight federal funds.

Trading  account   securities  are  purchased  with  the  intention  of
recognizing  short-term  profits.  These securities are carried at fair value with realized and unrealized  gains and losses  reported in other noninterest  income.  The $74.7  million  increase  in trading  account
securities   resulted  from  the  acquisition  of  the  operations  and substantially all of the assets of Banc One Capital Funding Corporation during the third quarter of 2000.

Securities  purchased  with the intention of being held for  indefinite periods of time are classified as investment  securities  available for sale.  These  securities  increased  $1.0 billion during the first nine months of 2000.  Mortgage-backed securities accounted for approximately
65% of the increase and U.S.  treasuries and agencies  accounted for an additional  30% of the increase.  Funds  obtained from deposit  growth, debt borrowings, and proceeds from the sale of loans were deployed into investment  securities with higher credit quality,  increased liquidity and an improved  interest rate risk profile.  Cash flows from the newly purchased securities will be systematically  redeployed to fund ongoing loan growth.

Loans and Leases
----------------

As of  September  30,  2000 total  loans and leases  were $8.4  billion compared  to $7.0  billion  at  December  31,  1999.  Provident  had an additional $6.1 billion and $5.9 billion of off-balance sheet loans and leases as of September  30, 2000 and  December 31, 1999,  respectively.
Due to the decision to structure and account for future securitizations as secured  financings  rather than loan sales,  on-balance sheet loans and leases are expected to increase,  while off-balance sheet loans and leases are  expected to decline,  in the future.  For more  information concerning the off-balance  sheet loans and leases,  see  "Management's
Discussion   and  Analysis  of  Financial   Condition  and  Results  of
Operations - Asset Securitization Activity".

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The  following  table  shows the  composition  of the  commercial  loan category by industry type at September 30, 2000:

                                                   Amount on
(Dollars in Millions)               Amount     %   Nonaccrual
-------------------------------------------------------------
Manufacturing                      $  892.7    19     $15.4
Service Industries                    847.2    18      18.6
Retail Trade                          434.2     9       1.3
Real Estate Operators/Investment      410.5     9       0.1
Finance and Insurance                 366.6     8       0.1
Wholesale Trade                       350.7     8       2.2
Transportation/Utilities              336.9     7       4.2
Construction                          187.3     4       0.9
Automobile Dealers                    147.6     3         -
Other                                 679.1    15       5.2
                                   --------   ---     -----
   Total                           $4,652.8   100     $48.0
                                   ========   ===     =====

The  composition  of the  commercial  mortgage  and  construction  loan categories by property type at September 30, 2000 follows:

                                                   Amount on
(Dollars in Millions)               Amount     %   Nonaccrual
-------------------------------------------------------------
Residential Development            $  312.4    22     $ 0.3
Apartments                            243.1    17       0.1
Office/Warehouse                      241.3    17       0.2
Shopping/Retail                       218.3    15       0.5
Health Facilities                      70.6     5       0.3
Land                                   68.6     5         -
Hotels/Motels                          60.7     4         -
Industrial Plants                      32.0     2         -
Auto Sales and Service                 13.8     1         -
Churches                               11.8     1         -
Other Commercial Properties           154.9    11       0.1
                                   --------   ---     -----
   Total                           $1,427.5   100     $ 1.5
                                   ========   ===     =====

The  following  table shows the  composition  of the  installment  loan category by loan type at September 30, 2000:

(Dollars in Millions)               Amount     %
-------------------------------------------------
Indirect Installment               $  224.5    46
Home Equity                           147.8    30
Direct Installment                     68.5    14
Credit Card                            32.4     7
Other Consumer Loans                   15.7     3
                                   --------   ---
   Total                           $  488.9   100
                                   ========   ===

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Noninterest Earning Assets
--------------------------

Leased equipment increased $41.9 million, or 24%, during the first nine months of 2000.  The  addition  of four new  operating  leases  was the primary reason for the increase.

For details  concerning  receivables from  securitization  trusts,  see
Management's Discussion and Analysis of Financial Condition and Results
of Operations - Asset Securitization Activities.

Deposits
--------

Noninterest  bearing deposits and interest  bearing deposits  increased
$128.0 million and $829.8 million, respectively,  during the first nine months of 2000. Average core deposits for the first nine months of 2000 grew at an annualized rate of 12%, with significant contribution coming from Provident Bank of Florida.

Borrowed Funds
--------------

Short-term debt increased $1.0 billion, or 103%, to $2.0 billion during the first nine months of 2000.  The  increase  was due  primarily to an increase in federal funds purchased and repurchase agreements.

Long-term  debt  increased $.5 billion,  or 54%, to $1.5 billion during the first nine months of 2000.  The increase is primarily the result of increases in Federal Home Loan Bank advances.

Capital Resources and Adequacy
------------------------------

Total  shareholders'  equity at September  30, 2000 was $980.7  million compared to $926.2  million at  December  31,  1999.  The change in the equity balance primarily  relates to net income exceeding  dividends by
$36.8 million,  proceeds and  accompanying tax benefits of $2.6 million received  from the  exercise  of stock  options  and an increase in the market value of investment  securities classified as available for sale of $12.2 million (net of deferred income taxes).

The quarterly common dividend rate was increased from $.22 per share to
$.24 per share beginning with the first quarter of 2000.

The following  table of ratios is important for the analysis of capital adequacy:

                                                    Nine Months Ended       Year Ended
                                                   September 30, 2000    December 31, 1999
                                                   ---------------------------------------
Average Shareholders' Equity to Average Assets             7.98%                8.34%
Dividend Payout to Net Earnings                           49.29                27.10
Dividend Payout to Operating Earnings                     35.93                26.62
Tier 1 Leverage Ratio                                      9.92                10.87
Tier 1 Capital to Risk-Weighted Assets                     7.84                 9.97
Total Risk-Based Capital To Risk-Weighted Assets          10.22                11.98

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Capital   expenditures  planned  by  Provident  in  2000  for  building improvements and furniture and equipment are currently  estimated to be approximately  $27  million.  Included  in this  amount  are  projected capital  expenditures for the purchase of data processing  hardware and software,  facility  renovations,  branch  additions,  renovations  and enhancements,  and ATMs. Through September 30, 2000,  approximately $20 million of these expenditures had been made.

Stock Options
-------------

During the first three quarters of 2000,  Provident granted options for the  purchase  of  869,100  shares  of  Provident  Common  Stock to all
Provident associates. This grant was in addition to Provident's regular stock option grants to officers and  directors.  Total options  granted during  the first  nine  months of 2000  were for the  purchase  of 1.8 million shares. The options have exercise prices ranging from $23.90 to
$32.39.

ASSET SECURITIZATION ACTIVITY
-----------------------------

From 1996 through the second  quarter of 2000, the structure of many of
Provident's  securitizations resulted in the transactions being treated as sales. As such,  gains or losses were  recognized,  loans and leases were removed from the balance sheet and residual  assets,  representing the  present  value of future  cash  flows,  were  recorded.  While the performance of Provident's  residual  assets have generally been better than or  consistent  with  their  initial  estimates,  other  companies utilizing  securitization  structures requiring gain-on-sale accounting have experienced  problems and  consequently,  the market has penalized all companies  using  gain-on-sale  accounting.  Although  gain-on-sale
accounting  is  in  compliance  with  Generally   Accepted   Accounting
Principles,   the  investment   community  has  clearly   signaled  its
dissatisfaction  with this  accounting  method and management  believes
this  sentiment  has  been  factored  into  Provident's   stock  price.
Additionally,    newly   proposed   regulatory   guidelines   regarding
securitization  activity discourage  the use of gain-on-sale accounting by limiting the amount of residual  assets that can be included as part of regulatory capital.

As a result of these factors,  Provident  announced that it will change the  structure  of its  securitizations  to  secured  financings  which eliminates the use of gain-on-sale accounting.  The switch to a secured financing  structure  does not affect the total profit  Provident  will recognize over the life of the asset,  but rather impacts the timing of income  recognition.  Secured  financing  transactions  cause  reported earnings from securitized assets to be lower in the initial periods and higher in later  periods,  as interest  is earned on the  assets.  As a result,  moving away from transaction  structures that use gain-on-sale accounting will temporarily cause Provident's earnings to be lower over the next several quarters.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Although  Provident did not  securitize  any loans or leases during the third quarter of 2000, prior period  securitization  activity under the gain-on-sale  accounting  structure  has had a  significant  impact  on
Provident's   financial  condition  and  results  of  operations.   The
following  discusses  this  impact on the  Consolidated  Statements  of
Income,  Consolidated  Balance  Sheets  and the  credit  quality of the off-balance sheet securitized loans and leases.

Impact of Securitizations on the Consolidated Statements of Income
------------------------------------------------------------------

Based on the structure of Provident's securitization transactions prior to the third quarter of 2000,  gains were  recognized  upon the sale of many of its loans and leases. The following table provides a summary of principal sold and gains recognized for the  securitization  structures treated as sales during the periods indicated:

                                        Three Months Ended September 30,
                               -------------------------------------------------
                                         2000                      1999
                               -----------------------   -----------------------
(In Thousands)                  Principal       Gain      Principal       Gain
--------------------------------------------------------------------------------
Non-Cash Gains:
  Nonconforming Residential    $       -    $       -   $  600,762   $   16,991
  Prime Consumer Home Equity           -            -      126,098        4,279
  Credit Card                          -            -       15,000          246
                               ---------    ---------   ----------   ----------
                                       -            -      741,860       21,516
Cash Gains:
  Equipment Leases                     -            -      108,764        6,250
Non-Recognition of Gains:
  Automobile Leases                    -            -      285,040            -
                               ---------    ---------   ----------   ----------
Total Securitizations          $       -    $       -   $1,135,664   $   27,766
                               =========    =========   ==========   ==========

                                         Nine Months Ended September 30,
                               -------------------------------------------------
                                         2000                      1999
                               -----------------------   -----------------------
(In Thousands)                  Principal       Gain      Principal       Gain
--------------------------------------------------------------------------------
Non-Cash Gains:
  Nonconforming Residential    $1,030,000   $   30,291   $1,630,762   $   50,687
  Prime Consumer Home Equity      158,598        4,156      126,098        4,279
  Credit Card                           -            -      200,000        3,541
                               ----------   ----------   ----------   ----------
                                1,188,598       34,447    1,956,860       58,507
Cash Gains:
  Equipment Leases                223,705        9,083      223,764       13,164
Non-Recognition of Gains:
  Automobile Leases               214,180            -      671,879            -
                               ----------   ----------   ----------   ----------
Total Securitizations          $1,626,483   $   43,530   $2,852,503   $   71,671
                               ==========   ==========   ==========   ==========

Nonconforming  residential,  prime home  equity  and  credit  card loan securitizations  have resulted in the recognition of non-cash gains for periods  prior to the third  quarter of 2000.  Under the  structure  of these  securitizations,  Provident received cash equal to the amount of loans sold. The methodology used by Provident to calculate gains on the sale of these securities follows:

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

1. An amortization schedule was created for the loan portfolio based on each loan's maturity, rate and balance.
2. The  amortization  schedule  was adjusted  using a prepayment  speed curve.  The  prepayment  curve  estimated  the  timing of  principal payments by the borrowers.
3. The net spread was  calculated  on the loan  portfolio by taking the cash inflows (loan  portfolio  yield and  prepayment  penalties) and reducing  it by the cash  outflows  (bond  yield paid to  investors, servicing fees and other fees).  Prepayments reduce the average life of the portfolio,  which in turn reduces the net spread collected by
   Provident.
4. The  present  value of the net spread was  calculated  by applying a
   discount   rate   indicative  of  the  risk   associated   with  the
   transaction.
   o  In pre-1998 credit enhancement structures, the net spread is used
      to  create  excess   collateral  as  credit  support.   In  these
      transactions,  cash flow to Provident is delayed until the target over-collateralization  is met and the  cash  is  released.  This delay in cash receipts reduces the present value.
   o  For securitizations transacted from March 1998 through June 2000,
      Provident  provided credit  enhancement in the form of an upfront cash reserve  account.  Therefore  Provident  does not experience delays in cash receipts.  The net spread is not  subordinated  to the losses.  Losses are  absorbed  directly  in the cash  reserve account instead of reducing the net spread.
5. The gain was  calculated  by  taking  the  present  value of the net spread on a relative fair value basis and reducing it by the present
   value  of  the  expected  credit  losses,   underwriting   expenses,
   accounting  and legal fees and deferred  expenses  paid to originate the loans.

Cash gains were also  recognized  from the  securitization  and sale of equipment  leases  prior  to the  third  quarter  of  2000.  Under  the structure of these  securitizations,  Provident sold the lease payments under the lease  contract  but  retained  ownership  of the  underlying equipment.  The cash  received  from these sales  exceeded  the present value of the lease payments and generated the cash gain.

The   securitization  of  automobile  leases  did  not  result  in  the recognition of gains.  Under the pre-third quarter 2000  securitization structure of  automobile  leases,  Provident  sold the ownership of the automobiles  and  leased  the  vehicles  back  from the  investor  in a sale-leaseback  arrangement.  Lease  payments  paid by Provident to the investor may be more or less than that  received by Provident  from the consumer.  The difference in the lease  payments,  net of credit losses and servicing  fees,  is  recognized  as net operating  lease income or expense over the life of the securitization.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Underlying  weighted average  assumptions used in the  determination of future cash flows on the loan and lease  portfolios prior to the change in the securitization structures announced in the third quarter of 2000 follow:

                                    Nonconforming         Prime       Equipment     Auto
                                     Residential       Home Equity     Leasing    Leasing
                                    -----------------------------------------------------
Assumptions Used:
 Prepayment Speed(1):
  Initial Rate                            12.36%            10.00%       n/a        n/a
  Peak Rate                               32.84%            30.00%       n/a        n/a
   Calculated Weighted Average
    Life of the Loan Portfolios        2.6 Years         2.1 Years       n/a        n/a
 Estimated Credit Losses(2):
  Annual Basis                             1.09%             0.20%     1.00%      0.50%
  Percentage of Original Balance           2.94%             0.42%     1.97%        n/a
 Discount Rate                            11.88%            10.63%     9.29%        n/a

(1) Provident applied an annual prepayment model that adjusted the monthly speeds to account  for declining  loan  balances.  Nonconforming  residential  loans typically experience  higher prepayment speeds compared to  conforming loans.
    For nonconforming residential loans,  Provident used a prepayment curve  that applied a 10% prepayment rate  to new loans  (higher for seasoned loans)  and ramped up to 35% after 12 months.
(2) Provident  applied  a  cumulative  static  pool  approach  to  credit losses.
    Higher  prepayment  speeds  and  shorter  average  lives did  not  alter  the cumulative  credit loss  assumption.  As a result,  higher prepayment  speeds increase the annualized losses.

The  recognition  of gains on the sale of  loans  and  leases  required management to make assumptions  regarding  prepayment speeds and credit
losses  for  the   securitized   loan  and  lease  pools.  In  general,
Provident's  securitized  pools have performed  better than the initial
estimates.   Therefore   management  believes  these  estimates  to  be
conservative.  The performances of the pools are extensively monitored, and adjustments to these assumptions will be made if necessary.

Provident retains the servicing of the loans and leases it securitizes.
This servicing activity was primarily responsible for the generation of
$38.6 million and $19.6 million in loan servicing fees during the first nine months of 2000 and 1999, respectively.

Nonconforming residential loans, originated or acquired by the Mortgage
Banking  business  line,  have  been  securitized   since  1996.  Major
characteristics of these nonconforming  loans include:  54% with an "A"
credit  grade  and  31%  with  a  "B"  credit  grade;   69%  with  full
documentation;  69% have prepayment penalties; 95% are secured by first mortgages;  92%  are  owner  occupied;  and,  on  average,  have  a 78%
loan-to-value ratio.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

A summary of nonconforming residential loans originated by loan type as of and for the nine-month  period ended  September 30, 2000 and 1999 is provided below:

                                     Nine Months Ended September 30,
(In Thousands)                             2000         1999
--------------------------------------------------------------------
Originations for the Period Ended:
 Fixed Rate, Fully Amortizing           $  591,031   $  614,632
 Fixed Rate, 15-Year Balloon Payments      317,704      387,511
                                        ----------   ----------
  Total Fixed Rate Loans                   908,735    1,002,143
 Adjustable, Three-Month LIBOR               3,317            -
 Adjustable, Six-Month LIBOR                 2,516        9,685
 Adjustable Rate, Step Down                  8,272            -
 Adjustable Rate, 3/27 Loans               339,676      569,072
 Adjustable Rate, 2/28 Loans                38,943       69,284
 Adjustable Rate, 5/25 Loans                 1,666          146
                                        ----------   ----------
  Total Adjustable Rate Loans              394,390      648,187
                                        ----------   ----------
   Total Originations                   $1,303,125   $1,650,330
                                        ==========   ==========
Loans Outstanding as of:
 Fixed Rate, Fully Amortizing           $1,537,703   $  956,266
 Fixed Rate, 15-Year Balloon Payments      877,036      581,553
                                        ----------   ----------
  Total Fixed Rate Loans                 2,414,739    1,537,819
 Adjustable, Three-Month LIBOR               3,027            -
 Adjustable, Six-Month LIBOR                49,862       90,656
 Adjustable Rate, Step Down                  7,240            -
 Adjustable Rate, 3/27 Loans             1,552,607    1,176,484
 Adjustable Rate, 2/28 Loans               173,723      195,021
 Adjustable Rate, 5/25 Loans                 7,383        7,641
                                        ----------   ----------
  Total Adjustable Rate Loans            1,793,842    1,469,802
                                        ----------   ----------
   Total Outstanding                    $4,208,581   $3,007,621
                                        ==========   ==========

Impact of Securitizations on the Consolidated Balance Sheets
------------------------------------------------------------

The impact from securitizations treated as sales can be seen in several areas of Provident's  balance sheet.  The most significant has been the removal of loans and leases that  Provident  continues to service.  The following table provides a summary of these  off-balance  sheet managed assets:

                                  September 30,
                            -----------------------
(In Thousands)                  2000         1999
---------------------------------------------------
Nonconforming Residential   $3,841,947   $2,876,444
Auto Leases                  1,173,622    1,238,110
Prime Home Equity              499,798      372,433
Equipment Leases               406,740      336,267
Credit Card                    200,000      200,000
Warehouse                            -      289,400
                            ----------   ----------
                            $6,122,107   $5,312,654
                            ==========   ==========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

In  connection  with the  recognition  of non-cash  gains on  pre-third quarter  of 2000  securitizations,  the  present  value of future  cash flows, referred to as retained interest in securitized assets ("RISA"), were recorded as assets within the investment  securities  line item of the consolidated balance sheets. Components of the RISA as of September
30, 2000 follow:

                                                 Nonconforming             Prime
(In Thousands)                                    Residential           Home Equity
-----------------------------------------------------------------------------------
Estimated Cash Flows of Underlying Loans,
 Net of Payments to Certificate Holders             $ 454,759             $  32,384
Less:
  Estimated Credit Loss (1)                            (9,451)                 (284)
  Servicing and Insurance Expense                     (53,158)               (4,746)
  Discount to Present Value                           (55,871)               (2,518)
                                                    ---------             ---------
Carrying Value of Retained Interest in
  Securitized Assets (1)                            $ 336,279             $  24,836
                                                    =========             =========

(1) Only the pre-1998 securitizations  provide for estimated  credit losses  within the  cash flows  of the RISA.  Information  on all estimated  credit losses  is presented  in the  discussion  of cash reserve accounts  and credit quality  of securitized  assets  immediately following  this table.  The  carrying value on nonconforming residential loans, net of all loss estimates, is $233.7 million.

Since  the  beginning  of  1998,  Provident  has  provided  for  credit enhancements  to  its  securitizations  in the  form  of  cash  reserve accounts  that are  funded  at  closing.  Generally,  the cash  reserve accounts  are  deposited  at  Provident.  Credit  losses  are  absorbed directly into these cash reserve accounts. The remaining funds not used to cover such  losses are  returned to  Provident  over the term of the securitization.  Provident  estimates  the amount of all credit  losses based upon loan credit grades, collateral,  market conditions and other pertinent  factors.  Assumptions used to calculate the estimated credit losses  are  provided  in  "Management's  Discussion  and  Analysis  of
Financial  Condition and Results of  Operations - Asset  Securitization
Activity (Impact of Securitizations  on the Consolidated  Statements of
Income)".  Cash  reserve  accounts  that earn  interest are recorded as investment  securities  and  accounts  that do not  earn  interest  are recorded  as  receivables  from  securitization  trusts.  Detail of the
September  30,  2000  cash  reserve  accounts,  net of  loss  estimates follows:

                                                       Cash       Loss        Net Cash
(In Thousands)                                       Reserves   Estimates     Reserves
--------------------------------------------------------------------------------------
Receivables from Securitization Trusts:
 Nonconforming Residential Loans (1)                $ 471,302   $(102,598)   $ 368,704
 Equipment Leases                                      62,673     (12,287)      50,386
 Prime Home Equity Loans (2)                           29,807      (1,271)      28,536
                                                    ---------   ---------    ---------
Total Securitization Trusts                         $ 563,782   $(116,156)   $ 447,626
                                                    =========   =========    =========

(1) Total loss estimates including those contained within the RISA are $112.0 million.
(2) Total loss estimates including those contained within the RISA are $1.6 million.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Credit Quality of Securitized Assets
------------------------------------

The  following  table  presents a summary of various  indicators of the credit quality of off-balance  sheet loans and leases as of and for the nine months ended September 30, 2000:

                                    Nonconforming     Prime Home      Equipment         Auto
(Dollars in Thousands)              Residential(1)     Equity(1)      Leases(1)       Leases(2)
------------------------------------------------------------------------------------------------
For the Nine Months Ended
 September 30, 2000:
 Average Securitized Assets         $   3,654,461    $   424,753    $   387,338    $   1,385,609
 Net Charge-Offs                           16,635          1,494          6,426            3,708
 Net Charge-Offs to Average
  Securitized Assets (Annualized)            0.61%          0.47%          2.21%            0.36%
As of September 30, 2000:
 Securitized Assets                 $   3,841,947    $   499,798    $   406,740    $   1,173,622
 Estimated Credit Losses
  Provided For                            112,048          1,555         12,287              n/a
 Estimated Credit Losses to
  Period-End Securitized Assets              2.92%          0.31%          3.02%             n/a
 Estimated Credit Loss Rates:
  Annual Basis                               1.09%          0.20%          1.00%            0.50%
  Percentage of Original Balance             2.94%          0.42%          1.97%             n/a
 Delinquency Rates:
  30 to 89 Days                              3.95%          0.57%          2.69%            0.39%
  90 or More                                 8.03%          0.07%          0.75%            0.13%

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
(2) Estimates for credit losses on revolving structures are provided for throughout the life of the securitization.  The loss estimates  are accrued monthly increasing the estimate, while the charge-offs of uncollectible balances reduce the estimate.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

OTHER OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
---------------------------------------------

In the normal  course of business,  Provident  uses  various  financial instruments  with  off-balance  sheet risk to manage its interest  rate risk and to meet the financing needs of its customers. At September 30,
2000, these off-balance sheet instruments  consisted of standby letters of credit of $170 million, commitments to extend credit of $2.7 billion and interest rate swaps with a notional amount of $6.1 billion.

LIQUIDITY
---------

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund  operations  and support asset  growth.  Provident has a number of sources to provide for liquidity needs.  First,  liquidity needs can be met by the liquid  assets on its balance  sheet such as cash,  deposits with  other  banks  and  federal  funds  sold.  Additional  sources  of liquidity  include the sale of  investment  securities  and the sale of corporate and consumer  loans and leases.  Another source for providing liquidity is the generation of new deposits.  Provident may also borrow both short-term and long-term  funds.  Provident has an additional $1.2 billion  available  for  borrowing  under  a $1.5  billion  bank  notes program.  Approximately  $317  million of  long-term  debt is due to be repaid during the remainder of 2000.

The major source of liquidity for  Provident on a parent-only  basis is dividends paid to it by its  subsidiaries.  Pursuant to Federal Reserve and  state  banking  regulations,  the  maximum  amount  available  for dividend  distribution  to the  Parent  at  September  30,  2000 by its
banking  subsidiaries was approximately  $239.0 million. The Parent has not received any  dividends  from its  subsidiaries  during the current year.

During  2000,  the  Parent  had not  drawn any of its $200  million  in general purpose lines of credit with unaffiliated  banks.  Additionally the Parent had approximately  $113.0 million in cash,  interest earning deposits and federal funds sold to meet its liquidity needs.

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

Provident  uses an earnings  simulation  model to analyze net  interest
income   sensitivity   to  movements  in  interest   rates.   Given  an
instantaneous  and permanent change in the pricing of all interest rate
sensitive   assets,   liabilities  and   off-balance   sheet  financial
agreements  of  Provident,  net  interest  income  would  change by the following over the next 12-month period: increase 0.89% for a 100 basis point decrease; increase 1.62% for a 200 basis point decrease; decrease
1.66% for a 100 basis  point  increase;  and  decrease  3.28% for a 200 basis point increase.  The effects of these interest rate  fluctuations are  considered  worst case  scenarios,  as the analysis  does not give consideration  to any management of the new interest rate  environment.
These tests are performed on a monthly  basis,  and the results,  which are in compliance with policy, are presented to the Board of Directors.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      PART II - OTHER INFORMATION
                      ---------------------------

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits filed:
       Exhibit 27.1 - Financial Data Schedule for September 30, 2000
       Exhibit 27.2 - Financial Data Schedule for September 30, 1999

(b)  Reports on Form 8-K:
       Form 8-K (Items 5 and 7) filed  on  August 22, 2000  announcing the change  in future securitization structures  resulting in the discontinuation of gain-on-sale accounting.
       Form 8-K (Item 7)  filed  on  October 30, 2000  disclosing  the supplemental  consolidated balance sheets of Provident  as of
         December 31,  1999 and 1998,  and  the  related  supplemental consolidated  financial  statements  of  income,  changes  in shareholders' equity  and  cash flows  for each  of the three years in the period ended December 31, 1999. The supplemented consolidated financial statements  give retroactive effect to the merger of Provident and Fidelity Financial on February 4,
         2000,  which  has been  accounted  for  using the  pooling of interests  method.  In addition,  a  consent  of  independent auditors was provided.
       Form 8-K (Items 5 and 7) filed on November 8, 2000 stating that
         Provident had entered into an Underwriting Agreement relating to the sale  of $100,000,000 aggregate liquidation amount  of
         10 1/4% Trust Preferred Securities of Provident Capital Trust
         III.

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

                                       Provident Financial Group, Inc.
                                       -------------------------------
                                                  Registrant

Date:  November 13, 2000                   \s\ Christopher J. Carey
                                         ----------------------------
                                             Christopher J. Carey
                                         Executive Vice President and
                                            Chief Financial Officer