Form 10-K405
period 2000-12-31
PROVIDENT FINANCIAL GROUP INC
filed 2001-03-15
CIK 316770

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

For the Fiscal Year Ended                              Commission File
December 31, 2000                                      No. 1-8019

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
   Common Stock, Without Par

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _x__  No ____

Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of  Regulation  S-K is not contained  herein,  and need not be contained,  to the best of registrant's  knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [x]

As  of  February  28,  2001,  there  were  48,848,503   shares  of  the
Registrant's  Common Stock  outstanding.  The aggregate market value of the Common  Stock held by  non-affiliates  at February  28,  2001,  was approximately  $781,290,000  (based  upon  non-affiliated  holdings  of
26,207,000 shares and a market price of $29.8125 per share).

                  Documents Incorporated by Reference:

Proxy Statement for the 2001 Annual Meeting of  Shareholders  (portions which are incorporated by reference into Part III hereof).

                 Please address all correspondence to:

                          Christopher J. Carey
          Executive Vice President and Chief Financial Officer
                    Provident Financial Group, Inc.
                         One East Fourth Street
                         Cincinnati, Ohio 45202

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                         INDEX TO ANNUAL REPORT
                              ON FORM 10-K

PART I

PART II
   ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS ...........................  4
   ITEM  6.  SELECTED FINANCIAL DATA ...............................  5
   ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ...................  6
   ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK ........................................... 35
   ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ........... 36
   ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE ................... 71
PART III
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .... 71
   ITEM 11.  EXECUTIVE COMPENSATION ................................ 71
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT ........................................ 71
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........ 71
PART IV
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K ........................................... 71
SIGNATURES ......................................................... 75

                       FORWARD-LOOKING STATEMENTS

Provident  Financial Group, Inc. publishes  forward-looking  statements that are subject to numerous assumptions,  risks or uncertainties.  The
Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  Actual results could differ materially from those contained in or implied by such  forward-looking  statements for a variety  of  factors  including  sharp  and/or  rapid  changes in
interest  rates;   significant  changes  in  the  anticipated  economic
scenario  which could  materially  change  anticipated  credit  quality trends,  the  ability to  generate  loans and  leases,  the  ability to
securitize   loans   and   leases   and   the   spreads   realized   on
securitizations;  significant  cost,  delay in, or inability to execute strategic initiatives designed to grow revenues and/or manage expenses;
risks  involved  with  the   consummation   of   significant   business
combinations or  divestitures;  and significant  changes in accounting, tax or regulatory  practices or requirements and other factors noted in connection  with  forward-looking  statements.  In addition,  borrowers could suffer  unanticipated  losses without regard to general  economic conditions.  The  result  of these  and  other  factors  could  cause a difference  from  expectations of the level of defaults and a change in the risk  characteristics  of the loan and lease portfolio and a change in the provision for loan and lease losses.  Forward-looking statements speak only as of the date made.  Provident undertakes no obligations to
update   any   forward-looking   statements   to   reflect   events  or
circumstances arising after the date on which they are made.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                 PART I

ITEM 1.  BUSINESS
-----------------

Provident Financial Group, Inc.

Provident  Financial Group,  Inc.  ("Provident") is a  Cincinnati-based commercial  banking and  financial  services  company with full service banking operations in Ohio, northern Kentucky and southwestern Florida.
Provident also provides  commercial  financing,  equipment  leasing and mortgage  lending at a national level. At December 31, 2000,  Provident had total assets of $13.9  billion,  loans and leases of $9.1  billion, deposits of $8.8  billion  and  shareholders'  equity of $991  million.
Provident  manages an additional $5.8 billion of loans and leases which have been sold with servicing retained.

Provident's  executive  offices are located at One East Fourth  Street,
Cincinnati,  Ohio 45202 and its Investors Relations telephone number is
(513) 345-7102 or (800) 851-9521.

Provident has expanded its  franchise in recent years through  internal growth and  acquisitions.  Recent  examples  of  Provident's  expansion include the purchase of Bank One Corporation's  Housing and Health Care
Capital  Business in September  2000 (a financier  and loan servicer of multi-family and health-care facilities);  the acquisitions of Fidelity
Financial of Ohio,  Inc. in February 2000 and OHSL  Financial  Corp. in
December 1999 (financial institutions located in Cincinnati, Ohio); the purchase of Capstone Realty  Advisors,  LLC in September 1999 (business specializing in the origination and servicing of commercial real estate loans); the opening of corporate lending offices in Akron,  Pittsburgh,
Baltimore,  Dallas,  Denver,  Chicago and Houston during 1999 and 2000;
and the expansion of four banking centers in Florida during 2000.

Provident  conducts its banking  operations through The Provident Bank.
Provident  Bank of Florida was merged into The Provident  Bank in early
December 2000. Major business lines include Commercial Banking,  Retail
Banking and Mortgage Banking.  See ITEM 7 "Management's  Discussion and
Analysis of Financial  Condition  and Results of  Operations - Business
Lines"  and  Note 17  included  in  "Notes  to  Consolidated  Financial
Statements"  for  details  as to the types of  financial  products  and services offered by these business lines.

At  December  31,  2000,   Provident  and  its  subsidiaries   employed
approximately 3,000 full-time-equivalent employees.

Competition

The  financial  services  business  is  highly  competitive.  Provident competes actively with both national and state chartered banks, savings and loan associations,  securities dealers,  mortgage bankers,  finance companies and other financial service entities.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

Supervision and Regulation

Provident is  registered as a bank holding  company,  and is subject to the  regulations of the Board of Governors of the Federal Reserve under the  Bank  Holding  Company  Act of  1956,  as  amended.  Bank  holding companies are required to file periodic reports with and are subject to examination by the Federal  Reserve.  The Act requires  Federal Reserve approval of acquisitions of control of more than 5% of the voting stock or substantially all of the assets of any bank or bank holding company.
The Act authorizes interstate bank acquisitions anywhere in the country and allows  interstate  branching by acquisition and  consolidation  in those  states that have not opted out.  Ohio,  Kentucky and Florida did not opt out of interstate branching.

Provident is prohibited  by the Bank Holding  Company Act from engaging in nonbanking activities,  unless such activities are determined by the
Federal  Reserve  to be  financial  in nature  or  closely  related  to banking.  The  Act  does  not  place  territorial  restrictions  on the activities of such nonbanking-related activities.

There are various  legal and  regulatory  limits on the extent to which
The Provident Bank, Provident's Ohio chartered banking subsidiary,  may pay  dividends or otherwise  supply  funds to  Provident.  In addition, federal  and  state  regulatory  agencies  also have the  authority  to prevent  a bank or bank  holding  company  from  paying a  dividend  or engaging  in any other  activity  that,  in the  opinion of the agency,
would   constitute   an  unsafe  or  unsound   practice.   See  ITEM  7
"Management's  Discussion  and  Analysis  of  Financial  Condition  and
Results of  Operations -  Liquidity"  and Note 21 included in "Notes to
Consolidated Financial Statements".

Federal and state laws regulate the  operations of The Provident  Bank, requiring the maintenance of reserves  against  deposits,  limiting the nature of loans and interest that may be charged  thereon,  restricting investments and other activities,  and subjecting the banking affiliate to regulation  and  examination by the Federal  Reserve,  state banking authorities and the FDIC.

Legislation   to   overturn   Depression-era   restrictions   on   bank
affiliations,  the  Gramm-Leach-Bliley  Act, became law on November 12,
1999.  This Act  eliminates  certain  barriers to and  restrictions  on affiliations  between banks and securities firms,  insurance  companies and other financial services organizations.  It provides for a new type of "Financial  Holding  Company" under which  affiliations  among these entities may occur,  subject to the umbrella regulation of the Board of
Governors of the Federal Reserve System and affiliate regulation by the functional  financial  regulators.  Provident  has  elected to become a
"Financial  Holding  Company".  The  Act  permits  certain  non-banking financial  activities  to be conducted in an operating  subsidiary of a bank. In addition, the Act imposes new privacy disclosure and "opt out"
requirements   on   virtually   all   regulated    financial   services
organizations.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

The Financial Institutions Reform, Recovery and Enforcement Act of 1989
provides  that  a  holding  company's   controlled  insured  depository
institutions can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection  with the default of an affiliated insured bank or savings association.

The monetary policies of regulatory authorities,  including the Federal
Reserve Board,  have a significant  effect on the operating  results of banks  and bank  holding  companies.  The  nature  of  future  monetary policies  and the effect of such  policies on the future  business  and income of Provident and its subsidiaries cannot be predicted.

Red Capital Markets, Inc., a Provident Bank subsidiary,  is licensed as a  securities  broker-dealer  and  is  subject  to  regulation  by  the
Securities and Exchange  Commission,  state securities  authorities and
the  National   Association  of  Securities  Dealers,   Inc.  Provident
Insurance Agency, Inc., a subsidiary of Red Capital Markets, is subject to  regulation by state  insurance  authorities.  Provident  Investment
Advisors,  Inc., a Provident  subsidiary,  is a  registered  investment
advisor,   subject  to  regulation  by  the   Securities  and  Exchange
Commission and state securities authorities.

ITEM 2.  PROPERTIES
-------------------

Provident and its subsidiaries occupy their headquarters located at One
East Fourth Street,  Cincinnati,  Ohio and  additional  office space in downtown  Cincinnati under long-term  leases.  Provident Bank owns five
buildings  in  the   Queensgate   area  of   Cincinnati   that  contain
approximately  200,000  square  feet which are used for  offices,  data processing and warehouse  facilities.  Provident Bank owns forty of its branch  locations and leases  thirty-nine.  For information  concerning rental  obligations,  see Note 5  included  in "Notes  to  Consolidated
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
------------------------------------------------------------------------------

The Common  Stock is traded on the NASDAQ Stock Market under the symbol
"PFGI". The following table sets forth, for the periods indicated,  the high, low and period end closing sales prices as reported on NASDAQ and the quarterly dividends paid by Provident.

                                   2000                                1999
                   ----------------------------------  ----------------------------------
                    Fourth    Third   Second    First   Fourth    Third   Second    First
                   Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
-----------------------------------------------------------------------------------------
High Close          $37.81   $29.88   $34.25   $34.78   $43.31   $45.88   $44.38   $41.94
Low Close            24.50    23.94    23.81    25.38    33.63    36.13    35.56    35.31
Period End Close     37.50    29.38    23.81    34.06    35.88    36.56    43.75    38.38
Cash Dividends         .24      .24      .24      .24      .22      .22      .22      .22

At  February  28,  2001,  there  were  5,504  holders  of record and an additional 6,744 non-registered or "street name" holders of Provident's
Common Stock.

Provident paid dividends on its Common Stock of $46.8 million and $40.1 million  during  2000 and 1999,  respectively,  and $.9  million on its
Preferred  Stock for both  years.  Provident  increased  its  quarterly dividend  rate per  share  from  $.22 to $.24  beginning  in the  first quarter  of  2000.  It is  expected  that in the  next  several  years,
Provident's  (Parent's)  revenues will consist principally of dividends paid to it by its subsidiaries and interest  generated from lending and investing  activities.  A discussion of limitations and restrictions on the payment of  dividends  by  subsidiaries  to  Provident is contained under  ITEM  7  "Management's  Discussion  and  Analysis  of  Financial
Condition and Results of  Operations - Liquidity"  and Note 21 included in "Notes to Consolidated Financial Statements".

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                           Five Year                     For Year Ended December 31,
(Dollars In Millions                       Compound    ------------------------------------------------------------
 Except Per Share Amounts)                Growth Rate      2000         1999         1998         1997         1996
 ------------------------------------------------------------------------------------------------------------------
Earnings:
 Total Interest Income                          14%    $    971     $    731     $    694     $    632     $    564
 Total Interest Expense                         16         (583)        (394)        (383)        (345)        (305)
                                                       --------     --------     --------     --------     --------
  Net Interest Income                           12          388          337          311          287          259
 Provision for Loan and Lease Losses            56         (131)         (48)         (32)         (45)         (47)
 Noninterest Income                             32          254          272          225          175          102
 Noninterest Expense                            21         (393)        (327)        (317)        (241)        (191)
                                                       --------     --------     --------     --------     --------
  Income Before Income Taxes                     1          118          234          187          176          123
 Applicable Income Taxes                         4          (44)         (83)         (65)         (61)         (42)
                                                       --------     --------     --------     --------     --------
  Net Income (1)                                 -     $     74     $    151     $    122     $    115     $     81
                                                       ========     ========     ========     ========     ========
Per Common Share Data:
 Basic Earnings (1)                             (4)%   $   1.49     $   3.18     $   2.57     $   2.51     $   1.84
 Diluted Earnings (1)                           (3)        1.46         3.08         2.48         2.38         1.76
 Dividends Paid                                 15          .96          .88          .80          .72          .54
 Book Value                                     13        20.15        18.91        16.83        15.28        13.38

Selected Balances at December 31:
 Total Investment Securities                    24%       3,014        2,111        1,598        1,468        1,132
 Total Loans and Leases                         11        9,077        7,011        6,303        5,748        5,939
 Reserve for Loan and Lease Losses              20          154           94           79           75           69
 Total Assets                                   16       13,857       10,538        8,950        7,947        7,603
 Noninterest Bearing Deposits                   20        1,293        1,185          679          610          558
 Interest Bearing Deposits                      13        7,536        6,045        5,277        4,747        4,675
 Long-Term Debt and Junior
   Subordinated Debentures                      29        3,104        1,171        1,112          863          989
 Total Shareholders' Equity                     15          991          926          802          719          607
 Off Balance Sheet Managed Assets                -        5,756        5,938        3,220        1,533          257

Other Statistical Information:
 Return on Average Assets (1)                              0.61%        1.53%        1.40%        1.49%        1.16%
 Return on Average Equity (1)                              7.75        18.34        15.57        17.47        15.03
 Dividend Payout Ratio                                    64.85        27.14        30.93        33.12        29.44

Capital Ratios at December 31:
 Total Equity to Total Assets                              7.15%        8.79%        8.96%        9.05%        7.99%
 Tier 1 Leverage Ratio                                     9.56        10.87         9.13         9.92         9.24
 Tier 1 Capital to Risk-Weighted Assets                    9.18         9.97         9.03        10.09         9.66
 Total Risk-Based Capital to
   Risk-Weighted Assets                                   11.10        11.93        11.53        13.36        13.26

Loan Quality Ratios at December 31:
 Reserve for Loan and Lease Losses to
   Total Loans and Leases                                  1.70%        1.34%        1.25%        1.30%        1.16%
 Reserve for Loan and Lease Losses to
   Nonaccrual Loans                                      160.70       168.94       175.18       157.28       307.67
 Nonaccrual Loans to Total Loans
   and Leases                                              1.06         0.79         0.71         0.83         0.38
 Net Charge-Offs to Average Total
   Loans and Leases                                        0.97         0.49         0.43         0.69         0.77

(1)  Selected Financial Data on Operating Income follows (excludes Merger and
     Restructuring Charges (1998 - 2000) and One-Time Deposit Insurance Charges (1996):

       Net Income                                6%     $   101      $   154      $   137      $   115      $    88
       Basic Earnings                            2         2.04         3.24         2.87         2.51         2.02
       Diluted Earnings                          4         2.00         3.14         2.77         2.38         1.93
       Return on Average Assets                            0.83%        1.56%        1.56%        1.49%        1.27%
       Return on Average Equity                           10.59        18.68        17.39        17.47        16.45

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

INTRODUCTION

Provident Financial Group, Inc.  ("Provident") is a holding company for
The Provident  Bank,  an FDIC member bank.  Major  business  lines are:
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

                                         Year Ending 2000                  Year Ending 1999                 Year Ending 1998
(Dollars in Millions              -----------------------------     ----------------------------    -----------------------------
 Except Per Share Data)           Amount      $ Chg      % Chg      Amount      $ Chg     % Chg     Amount      $ Chg      % Chg
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income              $   388    $    51         15%    $   337    $    26         8%   $   311    $    24          8%
Noninterest Income                   254        (18)        (7)        272         47        21        225         50         29
Total Revenue                        642         33          5         609         73        14        536         74         16
Provision for Loan
 and Lease Losses                    131         83        173          48         16        50         32        (13)       (29)
Noninterest Expense (1)              393         66         20         327         10         3        317         76         32
Net Income (1)                        74        (77)       (51)        151         29        24        122          7          6
Total Loans and Leases             9,077      2,066         29       7,011        708        11      6,303        555         10
Total Assets                      13,857      3,319         31      10,538      1,588        18      8,950      1,003         13
Total Off Balance Sheet
  Managed Assets                   5,756       (182)        (3)      5,938      2,718        84      3,220      1,687        110
Total Deposits                     8,829      1,599         22       7,230      1,274        21      5,956        599         11
Long-Term Debt and Junior
 Subordinated Debentures           3,104      1,933        165       1,171         59         5      1,112        249         29
Stockholders' Equity                 991         65          7         926        124        15        802         83         12
Per Common Share:
  Book Value                       20.15       1.24          7       18.91       2.08        12      16.83       1.55         10
  Diluted Earnings (1)              1.46      (1.62)       (53)       3.08       0.60        24       2.48       0.10          4
Ratio Analysis:
  Net Interest Margin               3.58%                             3.80%                           3.84%
  Return on Average Equity (1)      7.75%                            18.34%                          15.57%
  Return on Average Assets (1)      0.61%                             1.53%                           1.40%
  Average Equity to
   Average Assets                   7.82%                             8.34%                           8.97%
  Dividend Payout to
   Net Earnings                    64.85%                            27.14%                          30.93%

(1) Financial Data based on Operating Income follows (excludes  Merger and Restructuring Charges):

    Noninterest Expense            $ 354        $31         10       $ 323        $28         9      $ 295        $54         22
    Net Income                       101        (53)       (34)        154         17        12        137         22         19
    Diluted Earnings                2.00      (1.14)       (36)       3.14       0.37        13       2.77       0.39         16
    Return on Average Equity       10.59%                            18.68%                          17.39%
    Return on Average Assets        0.83%                             1.56%                           1.56%
    Efficiency Ratio               55.07%                            52.97%                          56.38%

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Provident  reported  net income of $73.6  million,  $150.9  million and
$122.4 million for 2000, 1999 and 1998,  respectively.  On an operating income basis (excludes  unusual and significant  expenses),  net income was $100.6 million,  $153.7 million and $136.7 million,  for 2000, 1999 and 1998, respectively.  Operating earnings per diluted share was $2.00 for  2000,  compared  to $3.14  for  1999 and  $2.77  for  1998.  On an operating basis, return on average equity was 10.59%, 18.68% and 17.39%
and return on average  assets was 0.83%,  1.56% and 1.56% for the three years ended 2000, 1999 and 1998, respectively.

The lower net income  and  financial  performance  ratios for 2000 were principally the result of two events.  First,  during the third quarter
of  2000,   Management   decided  to  change  the   structure   of  its
securitizations   to  secured   financings,   eliminating  the  use  of
gain-on-sale  accounting.  The switch to a secured financing  structure does not affect the total profit Provident will recognize over the life of a loan, but rather impacts the timing of income recognition. Secured financing  transactions  cause reported earnings from securitized loans to be lower in the initial periods, resulting from the absence of gains on loan and lease sales,  and higher in later  periods,  as interest is earned  on  the  loans.  As a  result,  moving  away  from  transaction structures  that use  gain-on-sale  accounting will  temporarily  cause
Provident's earnings to be lower over the next several quarters.

A second  reason for the lower net income in 2000 was higher  loan loss provision expense, resulting from the following factors. First, general economic  conditions  weakened  during  the  fourth  quarter of 2000 as evidenced by the Federal  Reserve  reducing key interest rates in early
January  of 2001.  Second,  higher  charge-offs  and  declining  credit quality ratios were  experienced by Provident during the fourth quarter of  2000.  Unfavorable  business  conditions  related  to  three  loans totaling $52 million required Provident to move the loans to nonaccrual status. In light of the change in Provident's asset quality  indicators and the uncertain economic  environment,  Provident  increased its loan loss reserve  ratio from 1.44% at the end of the third quarter to 1.70%
at the end of the fourth quarter of 2000.

Provident  experienced  revenue  growth despite the absence of gains on sale of loans and leases  during the second half of 2000.  Revenue (net interest income plus noninterest  income) increased 5% during 2000 over
1999 and 14% during 1999 over 1998. Net interest  income  increased $51 million,  or 15%,  for 2000  compared  to 1999,  after  increasing  $26 million,  or 8%, in 1999 compared to 1998.  Higher net interest  income was  the  result  of  strong  loan  growth  from  all  business  lines.
Noninterest  income  decreased $18 million in 2000 as compared to 1999.
However,  excluding  gains on sale of  loans  and  leases,  noninterest income  increased  $35  million.  Accounting  for  the  growth  was fee revenue,  primarily  from  increased  loan servicing and other fees and charges.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Provident's efficiency ratio, on an operating basis, for 2000, 1999 and
1998 was 55.07%, 52.97% and 56.38%, respectively.  The absence of gains on sale of loans and leases was  primarily  responsible  for the higher
efficiency  ratio  during  2000.  Total  noninterest   expense,  on  an
operating  basis,  was $354 million,  $323 million and $295 million for
2000, 1999 and 1998,  respectively.  Strong cost control  measures have held the annual growth of these operating  expenses to 10% or less over the past two years.

Provident incurred unusual and significant  expenses during each of the past three years.  During  2000,  merger and  restructuring  charges of
$39.3  million were  expensed in  connection  with the  acquisition  of
Fidelity  Financial  of  Ohio  and  other  post-merger   business  line
restructurings.  During  1999,  Fidelity  Financial  had  taken  merger charges  of $4.2  million  related  to  their  acquisition  of  Glenway
Financial Corporation.  Provident initiated a reengineering project and discontinued  two business units which resulted in a charge to earnings of $22.0 million during 1998.

Total assets at December 31,  2000,  1999 and 1998 were $13.9  billion,
$10.5 billion and $8.9 billion, respectively.  Total loans increased to
$9.1 billion in 2000  compared to $7.0 billion in 1999 and $6.3 billion in 1998.  The growth in loans for 2000 was a result of  increased  loan originations and the decision to restructure loan securitizations where loans are no longer  removed  from the balance  sheet.  Credit  quality ratios  weakened during 2000 as compared to 1999 and 1998. The ratio of nonperforming  assets to total  assets  was  .76%,  .56% and .53% as of
December 31, 2000, 1999 and 1998, respectively.  As a result, Provident increased the ratio of reserve for loan and lease losses to total loans and leases to 1.70% as of  December  31,  2000,  compared  to 1.34% and
1.25% at December 31, 1999 and 1998, respectively.

Total deposits for 2000, 1999 and 1998 were $8.8 billion,  $7.2 billion and $6.0 billion. Average core deposits grew 14% from 1999 to 2000 with
significant   contribution   coming  from  internet   deposit-gathering
initiatives, a new index checking account product and deposit growth at the Florida banking centers.

Shareholders' equity increased $65 million and $124 million during 2000 and 1999,  respectively.  The  growth in equity  has been the result of income exceeding  dividends paid,  shares of stock issued in connection with acquisitions, and the exercise of stock options.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

BUSINESS LINES

The following table  summarizes net operating  income by major lines of business for the past three years:

                                                       Percentage
                                                  Increase (Decrease)
                                                  -------------------
(Dollars in Millions)     2000     1999    1998     '00/'99  '99/'98
---------------------------------------------------------------------
Commercial Banking      $ 60.8   $ 69.8  $ 92.4    (13)%       (24)%
Retail Banking            37.0     44.2    17.3    (16)        155
Mortgage Banking           2.7     39.7    18.5    (93)        115
Corporate Center            .1        -     8.5      -           -
                        ------   ------  ------
                        $100.6   $153.7  $136.7    (35)%        12%
                        ======   ======  ======

Key components of the management reporting process follow:

o  Risk-Based  Equity  Allocations:   Provident  uses  a  comprehensive
   approach   for   measuring   risk  and  making   risk-based   equity
   allocations.  Risk  measurements  are  applied to credit,  residual, operational and corporate-level risks.
o  Transfer  Pricing:  Provident  utilizes  a matched  funded  transfer
   pricing   methodology   that   isolates  the  business   units  from
   fluctuations  in interest  rates,  and provides  management with the ability  to  measure  business  unit,  product  and  customer  level profitability based on the financial characteristics of the products rather than the level of interest rates.
o  Provision for Loan and Lease Losses:  Business lines are charged for provision  based upon its level of net  charge-offs  and the size of its loan/lease portfolio.
o  Cost   Allocations:   Provident   applies  a  detailed  approach  to
   allocating costs at the business unit,  product and customer levels.
   Allocations are generally based on volume/activity  and are reviewed and updated regularly.
o  "Corporate  Center":  Corporate Center includes revenue and expenses not allocated to the primary  business lines,  gain/loss on the sale of investment securities, and any nonrecurring business revenues and expenses.
o  Prior Periods:  Prior periods have been restated to conform with the current business line reporting structure and current methodology of allocating revenue and expense between business lines.

Business line descriptions and fluctuation analysis follow:

o  Commercial  Banking  is a  provider  of  credit  products  and  cash management  services to  commercial  customers.  The group  includes
   Commercial  Lending,  serving  middle market clients in the Midwest;
   Provident   Capital   Corp.,   a  national   financier  of  business
   expansions,  re-capitalizations, and provider of asset based lending services;  Commercial  Mortgage,  a  provider  of  construction  and permanent mortgage financing; Capstone Realty Advisors, a commercial real estate servicing and origination business,  Information Leasing
   Corporation,  a  national  small  to  mid-ticket  equipment  leasing company;  Provident  Commercial  Group,  a national  lessor of large

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

   equipment;  and Red Capital  Group, a financier and loan servicer of multi-family and health-care facilities.

   Commercial  Banking  is  the  company's  largest  line  of  business contributing 60% of the Bank's net operating income in 2000. Average loan balances  increased 25% and total  revenues were up 16% in 2000 compared to 1999.  However,  net operating  income for 2000 declined
   13% compared to 1999. The lower net operating income was from higher credit  losses  resulting  in an  increase in the level of loan loss reserves  and lower  cash  gains on the  securitization  and sale of equipment  leases.  The decrease in net  operating  income of 24% in
   1999  compared to 1998 was  primarily  attributable  to a decline in warrant  gains,  higher  loan  loss  provision  expense  and  rising operating  expenses  attributable  to the  start-up  of several  new businesses.

   Capstone Realty Advisors  and  Red  Capital  Group  made significant contributions to revenue growth in 2000. Capstone, a commercial real estate servicing and origination  business acquired during 1999, was successfully integrated and its operations expanded during 2000. Red
   Capital,  acquired  late in 2000,  provides a national  platform  to generate fee income from  originating,  selling and servicing in the multi-family housing and health-care real estate markets.  Plans are to expand  both the  Capstone  and Red Capital  businesses  in 2001, thereby increasing revenues and improving the balance between spread and fee-based revenue.

   Commercial Banking continued its history of strong asset  generation capabilities  as witnessed by average loan balances  increasing  25%
   from 1999 to 2000.  Contributing to this growth was the expansion of commercial  banking  offices  into the  Akron,  Baltimore,  Chicago,
   Dallas, Denver, Houston and Pittsburgh markets.

o  Retail Banking provides consumer lending,  deposit accounts,  trust, brokerage  and  investment  products and services to its  customers.
   This  business  line  includes  Small  Business  Banking,   Consumer
   Lending,  Consumer Banking and Provident Financial Advisors business units.  Net  operating  income  decreased by $7.2 million in 2000 as compared to net  operating  income  growth of $26.9 million in 1999.
   The decrease in net operating income for 2000 was related  primarily to two  factors.  First,  the third  quarter  decision to change the structure of securitizations  to secured financings  resulted in the elimination  of  gain-on-sale  accounting.  Second,  Retail  Banking incurred  higher  loan  loss  provision  expense  for  2000  due  to on-balance  sheet  loan  growth,  and a higher  level  of loan  loss reserves.  Total loans for Retail Banking increased by $767 million, or 48%, during the current year primarily as a result of securitized loans now remaining on the balance sheet.

   Retail Banking experienced strong  growth in deposits  during  2000.
   Average  core  deposits  for 2000 grew by 14% as  compared  to 1999.
   Major  components  of the deposit  growth  included  the  successful launch of a new index checking account;  internet  deposit-gathering initiatives;  increased  brand  awareness  through  advertising  and

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

   sponsorship  of local sports  teams and  community  events;  and the opening of four new banking centers in Florida, where branch deposit growth has been strong.

   Revenue from deposit and other fees grew during 2000. Growth in deposit fees  resulted  from higher  volume and improved  pricing of deposit activity,  as well as an  increased  number  and usage of  Provident
   ATMs.  Other fee revenue also  increased  during 2000 primarily from
   Provident  Financial  Advisors,  Provident's  investment  and  asset management business. Several key accomplishments contributed to this growth,  including  ongoing  investments  in training  and  industry certifications of associates,  the establishment of an institutional sales effort and expansion into the Dayton, Cleveland,  Indianapolis and Florida markets.

   The growth in net operating income for 1999 was the  result  of loan growth and lower net charge-offs.  Auto lease production and managed receivables grew significantly during 1999 as Provident expanded the number of auto dealerships that distribute Provident lease financing products to their  customers.  In addition,  as a result of enhanced credit  scoring  and the  implementation  of  risk-adjusted  pricing
   systems,   direct  and   indirect   installment   loans  and  leases
   experienced a significant improvement in net charge-offs.

   During 1999,  noninterest income  increased $23  million  due to the following  factors:  Credit  card  balances  of  $230  million  were securitized,  generating a gain of $4 million;  auto lease operating income  increased  $6  million as a result of higher  managed  lease receivables;  and  higher  fees  in the  areas  of  loan  servicing, brokerage,  fund  management and trust  contributed to the growth in net income in 1999.

o  Mortgage   Banking   originates   and   services    conforming   and
   nonconforming residential loans to consumers and provides short-term financing to mortgage  originators and brokers. Net operating income for 2000 was $2.7  million,  as compared to $39.7  million for 1999.
   The lower  operating  income for 2000 was driven by the  decision to change the structure of securitizations resulting in the elimination
   of  gain-on-sale   accounting  for  the  second  half  of  2000.  No
   incremental  net interest income occurred during the initial (third)
   quarter  of this  accounting  change as prior  loan sales had always occurred at the end of the quarter. However, additional net interest income was  realized  during  the fourth  quarter of 2000 and should continue to  increase  in future  periods as loans now remain on the balance  sheet.  As loans  remain on the balance  sheet,  additional provision for loan losses was incurred.  Provision  expense for 2000 was $29.3 million,  compared to $3.9 million and $.6 million in 1999
   and  1998,   respectively.   Partially  offsetting  the  absence  of
   gain-on-sale  income and higher  provision  expense were higher loan servicing  fees that  increased  $6.8 million for the full year 2000 over 1999.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

   In conjunction with the decision to eliminate the use of gain-on-sale accounting,  the level of nonconforming  loan  originations is being moderated.  During the  fourth  quarter  of 2000,  Mortgage  Banking originated  $327 million of  nonconforming  loans,  compared to $674 million during the fourth quarter of 1999.  Mortgage  Banking is now focusing its efforts toward growing its sub-servicing operations for third-party  originators.  By  leveraging  the  expertise  from  its
   existing  loan  servicing   platform,   Provident   expects  to  see
   significant growth from this low-risk area.

   Net operating income for 1999 was $39.7 million, an increase of $21.2 million as compared to 1998.  The  increase in income was  primarily the result of strong  nonconforming loan production and accompanying sales during 1999. In 1999,  Mortgage  Banking  securitized and sold
   nonconforming   loans   totaling  $2.3  billion   resulting  in  the
   recognition of $73.3 million of gains. This compares to $1.1 billion of  securitized  and sold loans  resulting in $36.3 million of gains during 1998.

   Total revenue for 1999 was $125.4 million, as compared to $79.9 million in 1998.  The increase in revenue was primarily  attributable  to an increase in loan  servicing fees as well as the gains on the sale of nonconforming  loans.  Operating  expenses increased during 1999 due primarily to increased staffing associated with the higher volume of loans being generated and serviced by this business line.

DETAILED INCOME ANALYSIS

Net Interest Income

Net interest  income equals the difference  between  interest earned on loans,  leases and  investments  and interest  incurred on deposits and other  borrowed  funds.  Net interest  income is affected by changes in both  interest  rates and the  amounts of interest  earning  assets and interest bearing liabilities outstanding.

Net  interest  income  represents  the  principal  source of income for
Provident.  In 2000,  1999 and 1998,  net interest  income on a taxable equivalent basis was $388.1 million, $336.6 million and $311.3 million, respectively,  which  represented 60%, 55% and 58% of net revenues (net interest income plus noninterest  income).  The ratio increased in 2000 as a result of  Provident's  decision  to change the  structure  of its
securitization   activity  from  loan  sales  to  secured   financings.
Accordingly, loans and leases now remain on the balance sheet resulting in the recognition of interest  income,  rather than the recognition of gains on the sale of loans and leases.

Net interest  margin  represents net interest income as a percentage of total interest earning assets. The net interest margin was 3.58%, 3.80%
and 3.84% for 2000, 1999 and 1998, respectively.

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

                                                                    Year Ended December 31,
                                  ----------------------------------------------------------------------------------------
                                               2000                           1999                          1998
                                  ---------------------------     --------------------------    --------------------------
                                  Average     Income/    Avg.     Average    Income/    Avg.    Average    Income/    Avg.
(Dollars in Millions)             Balance     Expense    Rate     Balance    Expense    Rate    Balance    Expense    Rate
--------------------------------------------------------------------------------------------------------------------------
ASSETS
 Interest Earning Assets:
  Loans/Leases:
   Corporate Lending:
    Commercial                    $ 4,345     $411.4    9.47%    $3,578     $311.6     8.71%    $3,178     $293.6     9.24%
    Mortgage                          587       53.8    9.17        538       45.9     8.54        558       51.2     9.19
    Construction                      681       61.6    9.04        498       40.6     8.15        370       31.9     8.62
    Lease Financing                   406       48.7   12.00        289       28.6     9.92        318       34.8    10.97
   Consumer Lending:
    Installment                       515       58.0   11.25        590       59.9    10.17        708       69.1     9.76
    Residential                       388       43.1   11.13        898       77.9     8.68        752       60.2     8.00
    Lease Financing                   641       62.3    9.72        626       51.6     8.24        507       38.2     7.54
                                  -------      -----             ------      -----              ------      -----
     Total Loans/Leases             7,563      738.9    9.77      7,017      616.1     8.78      6,391      579.0     9.06
  Investment Securities             3,217      227.8    7.08      1,755      110.0     6.26      1,602      106.0     6.62
  Federal Funds Sold and
   Reverse Repurchase
   Agreements                          23        1.5    6.51         24        1.3     5.46         49        2.7     5.57
  Other Short-Term
   Investments                         30        2.8    9.28         62        3.3     5.35         68        6.5     5.51
                                  -------      -----             ------      -----              ------      -----
 Total Earning Assets              10,833      971.0    8.96%     8,858      730.7     8.25%     8,110      694.2     8.56%
 Cash and Noninterest
  Bearing Deposits                    241                           244                            197
 Other Assets                       1,071                           768                            455
                                  -------                        ------                         ------
  Total Assets                    $12,145                        $9,870                         $8,762
                                  =======                        ======                         ======
LIABILITIES AND
 SHAREHOLDERS' EQUITY
 Interest Bearing
  Liabilities:
  Deposits:
   Demand Deposits                  $ 370        9.9    2.68%      $371        7.3     1.98%      $354        7.9     2.24%
   Savings Deposits                 1,379       68.5    4.97      1,335       51.7     3.88      1,160       46.0     3.97
   Time Deposits                    4,838      301.9    6.24      3,923      209.7     5.35      3,524      199.1     5.65
                                  -------      -----             ------      -----              ------      -----
    Total Deposits                  6,587      380.3    5.77      5,629      268.7     4.78      5,038      253.0     5.02
  Short-Term Debt:
   Federal Funds
    Purchased and
    Repurchase Agreements           1,161       71.1    6.13        981       49.5     5.04      1,068       57.9     5.42
   Commercial Paper                   203       12.3    6.04        210       10.2     4.87        233       13.0     5.59
   Short-Term
    Notes Payable                      47        3.4    7.12          1         .1     4.83          2         .1     5.60
                                  -------      -----             ------      -----              ------      -----
    Total Short-Term Debt           1,411       86.8    6.15      1,192       59.8     5.01      1,303       71.0     5.45
  Long-Term Debt                    1,500       95.8    6.39        924       52.4     5.67        823       50.2     6.11
  Junior Subordinated
   Debentures                         235       20.0    8.53        161       13.2     8.20         99        8.7     8.76
                                  -------      -----             ------      -----              ------      -----
 Total Interest Bearing
  Liabilities                       9,733      582.9    5.99%     7,906      394.1     4.99%     7,263      382.9     5.27%
 Noninterest Bearing
  Deposits                          1,215                           869                            551
 Other Liabilities                    247                           272                            162
 Shareholders' Equity                 950                           823                            786
                                  -------      -----             ------      -----              ------      -----
  Total Liabilities and
   Shareholders' Equity           $12,145                        $9,870                         $8,762
                                  =======                        ======                         ======
Net Interest Income                           $388.1                        $336.6                         $311.3
                                              ======                        ======                         ======
Net Interest Margin                                     3.58%                          3.80%                          3.84%
                                                        ====                           ====                           ====
Net Interest Spread                                     2.97%                          3.26%                          3.29%
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

                                                Year Ended December 31,
                                  -----------------------------------------------
                                      2000 Changes from        1999 Changes from
                                         1999 Due to              1998 Due to
                                  ----------------------   ----------------------
(In Thousands)                       Volume         Rate      Volume         Rate
---------------------------------------------------------------------------------
Interest Earned On:
 Loans and Leases:
  Corporate Lending:
   Commercial                     $  70,922    $  28,883   $  35,498    $ (17,463)
   Mortgage                           4,384        3,521      (1,763)      (3,527)
   Construction                      16,113        4,802      10,526       (1,818)
   Lease Financing                   13,238        6,844      (3,019)      (3,163)
  Consumer Lending:
   Installment                       (7,978)       6,030     (11,924)       2,768
   Residential                      (52,682)      17,895      12,363        5,361
   Lease Financing                    1,261        9,448       9,593        3,812
                                  ---------    ---------   ---------    ---------
    Net Loans and Leases             45,258       77,423      51,274      (14,030)
 Investment Securities              101,865       15,940       9,794       (5,872)
 Federal Funds Sold                     (49)         240      (1,399)         (53)
 Short-Term Investments              (2,170)       1,697        (578)      (2,593)
                                  ---------    ---------   ---------    ---------
     Total                          144,904       95,300      59,091      (22,548)
                                  ---------    ---------   ---------    ---------
Interest Paid On:
 Demand Deposits                         (7)       2,594         354         (966)
 Savings Deposits                     1,764       15,014       6,785       (1,079)
 Time Deposits                       53,677       38,498      21,730      (11,130)
                                  ---------    ---------   ---------    ---------
  Total Deposits                     55,434       56,106      28,869      (13,175)
 Short-Term Debt:
  Federal Funds Purchased            10,003       11,681      (4,576)      (3,829)
  Commercial Paper                     (314)       2,398      (1,220)      (1,590)
  Short-Term Notes Payable            3,252           48          (3)         (11)
                                  ---------    ---------   ---------    ---------
   Total Short-Term Debt             12,941       14,127      (5,799)      (5,430)
 Long-Term Debt                      36,089        7,396       5,903       (3,790)
 Junior Subordinated Debentures       6,278          555       5,125         (587)
                                  ---------    ---------   ---------    ---------
     Total                          110,742       78,184      34,098      (22,982)
                                  ---------    ---------   ---------    ---------
Net Interest Income               $  34,162    $  17,116   $  24,993    $     434
                                  =========    =========   =========    =========

Noninterest Income

The following  table details the components of  noninterest  income and their change since 1998:

                                                                             Percentage
                                                                         Increase (Decrease)
                                                                         -------------------
(Dollars in Thousands)                    2000       1999       1998    '00/'99      '99/'98
--------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts   $ 35,138   $ 32,724   $ 28,369          7%          15%
Loan Servicing Fees                     51,706     29,362      6,064         76          384
Other Service Charges and Fees          53,205     41,316     38,108         29            8
Operating Lease Income                  42,269     40,902     37,481          3            9
Warrant Gains                            7,500      9,147     15,354        (18)         (40)
Security Gains                             155         71     13,044        118         (100)
Other                                   19,290     20,273     23,103         (5)         (12)
                                      --------   --------   --------
 Noninterest Income Before Gain on
  Sale of Loans and Leases             209,263    173,795    161,523         20            8
Gain on Sale of Loans and Leases:
 Non-Cash                               34,447     83,055     41,070        (59)         102
 Cash                                   10,452     15,814     22,899        (34)         (31)
                                      --------   --------   --------
  Total Noninterest Income            $254,162   $272,664   $225,492         (7)%         21%
                                      ========   ========   ========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Noninterest  income  before gain on sale of loans and leases  increased
$35.5  million  (20%)  during 2000 and $12.3  million (8%) during 1999.
Explanations for significant  changes in noninterest income by category follow:

o  Service  Charges on  Deposit  Accounts:  Service  charges on deposit accounts  increased in both 2000 and 1999 as a result of pricing and volume increases on corporate and personal deposit accounts combined with  higher  ATM fees  from the  increased  number  of ATMs.  Since
   December  31,  1998,  an  additional  145 ATMs have been placed into service bringing the total number of Provident ATMs to 482.

o  Loan  Servicing  Fees:  The increased  revenue in 2000 was primarily from increases in the  residential  mortgage and auto leasing areas.
   During 1999,  the increased  revenue was primarily from increases in the residential mortgage, warehouse lending and auto leasing areas.

o  Other Service Charges and Fees: Credit card fees and fee income from
   Red Capital  Group,  a financing and loan servicer for  multi-family and health-care facilities that was purchased in September, were the primary reasons for the increase in 2000.  Credit card fees were the primary reason for the increase in revenue in 1999.

o  Operating  Lease Income:  The increase in operating lease revenue in
   2000 and 1999 is due primarily to the growth of Provident Commercial
   Group, a national lessor of large equipment.

o  Warrant Gains:  Provident's  Commercial  Banking  business line from time to time acquires  equity  warrants as a part of the lending fee structure  established with customers.  Warrant gains decreased $1.6 million in 2000 and $6.2 million in 1999.

o  Other:  The largest  components of revenue  within other income have been from realized  gains on the sale of equipment  lease  residuals
   ($3.8 million, $9.2 million and $8.9 million in 2000, 1999 and 1998, respectively)  and realized  gains on  investments  in  partnerships
   ($6.0 million in 2000 and $1.7 million in 1998).

o  Gain on Sales of Loans and Leases:  Gain on sale of loans and leases decreased  $54.0 million in 2000 after  increasing  $34.9 million in
   1999. The decrease in 2000 was due to the third quarter  decision to change the structure of securitizations resulting in the elimination of  gain-on-sale  accounting.  Securitizations  after this date have been structured in order to account for the  transactions as secured financings.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

   The following table provides  detail of the gain on sales recognized during the past three years.

   (In Thousands)                                        2000      1999      1998
   ------------------------------------------------------------------------------
   Non-Cash Gains -- Loan and Lease Sales:
     Nonconforming Residential Loan Securitizations   $30,291   $73,304   $36,337
     Prime Consumer Home Equity Securitizations         4,156     5,758     4,733
     Credit Card Loan Securitizations                       -     3,993         -
                                                      -------   -------   -------
                                                       34,447    83,055    41,070
                                                      -------   -------   -------
   Cash Gains -- Loan and Lease Sales:
     Equipment Lease Securitizations                    9,083    13,164    13,429
     Conforming Residential Whole Loan Sales              729     1,911     5,077
     Credit Card Whole Loan Sales                           -         -     3,420
     Nonconforming Residential Whole Loan Sales             -       174       290
     Other Loan Sales                                     640       565       683
                                                      -------   -------   -------
                                                       10,452    15,814    22,899
                                                      -------   -------   -------
                                                      $44,899   $98,869   $63,969
                                                      =======   =======   =======

   A detailed discussion  of the various  securitizations  of loans and leases is provided under the  "Management's  Discussion and Analysis
   of   Financial   Condition   and  Results  of   Operations  -  Asset
   Securitization   Activity"   and  Note  15  included  in  "Notes  to
   Consolidated Financial Statements".

Noninterest Expense

The following  table details the components of noninterest  expense and their change since 1998:

                                                                            Percentage
                                                                       Increase (Decrease)
                                                                       -------------------
(Dollars in Thousands)                 2000       1999       1998     '00/'99      '99/'98
------------------------------------------------------------------------------------------
Salaries, Wages and Benefits       $172,903   $153,397   $131,779          13%          16%
Charges and Fees                     23,280     15,679     14,896          49            5
Occupancy                            20,631     18,951     18,468           9            3
Depreciation on Operating
 Lease Equipment                     26,636     23,076     21,662          15            7
Equipment Expense                    26,045     24,614     21,820           6           13
Professional Fees                    21,735     20,163     19,737           8            2
Other                                62,379     66,910     66,949          (7)          (0)
                                   --------   --------   --------
 Noninterest Expense Before
  Significant and Unusual Items     353,609    322,790    295,311          10            9
Merger and Restructuring Charges     39,300      4,200     22,005         836          (81)
                                   --------   --------   --------
                                   $392,909   $326,990   $317,316          20%           3%
                                   ========   ========   ========

Noninterest  expense  before  significant  and unusual items  increased
$30.8  million  (10%)  and $27.5  million  (9%)  during  2000 and 1999,
respectively.   Components  of  noninterest  expense,   along  with  an
explanation as to their fluctuations, follow:

o  Salaries,  Wages and  Benefits:  Compensation  increased in 2000 due primarily to increased staffing expense of newly acquired businesses
   (Red  Capital  Group and  Capstone  Realty)  within  the  Commercial
   Banking business line. The increase in compensation expense for 1999 was in the Mortgage  Banking business line as well as the Commercial
   Banking business line.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

o  Charges and Fees:  Increased  amortization  expense of goodwill  and mortgage servicing rights,  associated with the acquisitions  and/or loan servicing of OHSL Financial Corp., Capstone Realty Advisors and
   Red  Capital  Group,  was the  primary  reason for the  increase  in charges and fees in 2000.  Higher credit card  processing  fees were the primary reason for the increase in 1999.

o  Occupancy:  An increase in rent expense,  reflecting  the geographic expansion of  Commercial  Banking  during 2000 and Mortgage  Banking during 1999, resulted in higher occupancy expense.

o  Depreciation on Operating Lease  Equipment:  The growth of Provident
   Commercial  Group  was  the  primary  reason  for  the  increase  in depreciation on operating lease equipment.

o  Equipment  Expense:   Equipment  expense  increased  due  to  higher
   depreciation  expense  combined with higher  repair and  maintenance expenses  related to technology  investments,  branches and ATMs for both 2000 and 1999.

o  Professional  Fees: The increase in professional  fees in 2000 was a
   result  of  higher  legal  fees,   primarily   associated  with  the
   origination  and  collection  of  loans,  and  other   miscellaneous
   professional fees.

o  Other:  Decreases in data processing expense and other miscellaneous expenses  were  the  primary  reasons  for  the  decrease  in  other noninterest expense in 2000.

o  Merger and  Restructuring  Charges:  In connection with  Provident's acquisition  of  Fidelity  Financial  of Ohio,  Inc.,  direct-merger related and other post-merger business line restructuring charges of
   $39.3 million were recorded  during the first quarter of 2000.  This expense  included  estimates of cash outlays  totaling $12.6 million and non-cash  write-downs of assets totaling $26.7 million. The cash outlays included severance costs,  contract  termination charges and professional fees. The non-cash expenses were from the write-down of fixed  assets,  primarily  from the  closing  and  consolidation  of branches, and other balance sheet restructurings, primarily from the sale and  write-down of acquired  residential  loans and  investment securities. Additional detail of this expense is provided under Note
   16 of the "Notes to Consolidated Financial Statements".

   Merger and restructuring charges of $4.2 million were recorded during
   1999.  These  charges  related  to  Fidelity   Financial  and  their
   acquisition  of  Glenway  Financial  Corporation  during  the  first quarter of 1999.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

   Provident's efficiency ratio (operating expenses as a percentage of net revenue) had deteriorated from 1996 to 1998. As a result,  Provident took two  courses of action.  First,  a  reengineering  project  was initiated  during the second  half of 1998.  Second,  an analysis of current  and  future  profitability  of various  business  units was performed.  As a result of this analysis, it was determined that the prospects  for future  revenue  growth did not justify the continued
   operating  losses by the MeritValu and Free Market  Partners  units.
   Accordingly,  these  business  units  were  discontinued  during the fourth  quarter of 1998. In connection  with these two  initiatives,
   Provident recorded a restructuring  charge of $22 million during the fourth  quarter  of 1998.  This  charge  was  composed  of  employee termination benefits, fixed asset write-offs,  professional fees and exit costs.

FINANCIAL CONDITION ANALYSIS

Short-Term Investments and Investment Securities

As of  December  31,  2000 and 1999,  federal  funds  sold and  reverse repurchase agreements outstanding were $83.0 million and $84.0 million.
The amount of federal  funds sold  changes  daily as cash is managed to meet reserve  requirements  and customer  needs.  After funds have been allocated  to meet lending and  investment  demands,  any  remainder is placed in overnight federal funds.

As of December 31, 2000 and 1999,  Provident held $41.9 million and $0,
respectively,   in  trading  account   securities.   Provident   trades
investment  securities  with the  intention of  recognizing  short-term profits.  These securities were carried at fair value with realized and unrealized gains and losses reported in other noninterest income.

Provident classified $206.2 million and $0 of loans as held for sale at
December  31,  2000 and 1999,  respectively.  These  loans  consist  of multi-family  loans which are  insured by either the  Federal  National
Mortgage   Association   ("FNMA"),   the  Federal  Home  Loan  Mortgage
Corporation  ("FHLMC") or the Federal Housing Association ("FHA"). FNMA
and FHLMC insured loans are subject to a purchase  commitment from FNMA or FHLMC.  FHA loans are insured by the Department of Housing and Urban
Development.  These loans are generally  outstanding  for sixty days or less.  Activities  related  to both  the  loans  held  for sale and the trading  account  securities  are part of the operations of Red Capital
Group.

Investment  securities held for sale represented 30% of average earning assets during 2000,  and 20% during both 1999 and 1998.  Funds obtained from deposit  growth,  debt  borrowings,  and proceeds from the sale of loans were  deployed  into  investment  securities  with higher  credit quality, increased liquidity and an improved interest rate risk profile during 2000.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The amortized cost and market value of investment  securities available for sale at the dates indicated are summarized in the following table:

                                                    Amortized Cost at December 31,
                                              ------------------------------------
(In Thousands)                                      2000         1999         1998
----------------------------------------------------------------------------------
U.S. Treasury and Federal Agency Debentures   $  326,721   $  240,991   $  159,741
State and Political Subdivisions                   3,317        1,897        2,014
Mortgage-Backed Securities                     1,938,546    1,470,270    1,125,574
Asset-Backed Securities                           44,257      104,700      247,311
Other Securities                                 728,363      369,920       77,301
                                              ----------   ----------   ----------
    Total Securities                          $3,041,204   $2,187,778   $1,611,941
                                              ==========   ==========   ==========

                                                     Market Value at December 31,
                                              ------------------------------------
(In Thousands)                                      2000         1999         1998
----------------------------------------------------------------------------------
U.S. Treasury and Federal Agency Debentures   $  325,457   $  233,148   $  158,342
State and Political Subdivisions                   3,301        1,880        1,995
Mortgage-Backed Securities                     1,915,602    1,408,567    1,115,435
Asset-Backed Securities                           42,061       99,753      245,855
Other Securities                                 727,200      367,689       76,456
                                              ----------   ----------   ----------
    Total Securities                          $3,013,621   $2,111,037   $1,598,083
                                              ==========   ==========   ==========

The following table shows the December 31, 2000 maturities and weighted average yields for investment  securities.  Yields on equity securities that  comprise  the fixed rate,  due after 10 years  classification  of other  securities  have been omitted from the table. A 35% tax rate was used in computing the tax equivalent yield adjustment. The yields shown are calculated based on original cost and effective yields weighted for
the  scheduled   maturity  of  each   security.   Mortgage-backed   and
asset-backed  securities are assigned to maturity  categories  based on their estimated average lives.

                                           Fixed Rate            Floating Rate
                                    ---------------------  ------------------------
                                                                         Weighted
                                                 Weighted                 Average
                                                  Average                Yield On
                                     Amortized   Yield To  Amortized      Current
(Dollars in Thousands)                  Cost     Maturity     Cost     Coupon Rates
-----------------------------------------------------------------------------------
U.S. Treasury and Federal Agency
  Debentures:
    Due in one year or less         $  182,925      6.71%  $     743          6.37%
    Due after 1 through 5 years        143,053      5.51           -             -
                                    ----------      ----   ---------          ----
      Total                         $  325,978      6.18%  $     743          6.37%
                                    ==========      ====   =========          ====
State and Political Subdivisions:
    Due after 10 years              $    3,317      8.42%  $       -             -%
                                    ==========      ====   =========          ====
Mortgage-Backed Securities:
    Due in one year or less         $   62,912      7.64%  $       -             -%
    Due after 1 through 5 years      1,187,003      8.47      77,024          6.95
    Due after 5 through 10 years       523,029      5.88      13,862          7.94
    Due after 10 years                  74,716      7.36           -             -
                                    ----------      ----   ---------          ----
      Total                         $1,847,660      7.66%  $  90,886          7.10%
                                    ==========      ====   =========          ====
Asset-Backed Securities:
    Due after 1 through 5 years     $   44,257      4.77%  $       -             -%
                                    ==========      ====   =========          ====
Other Securities:
    Due in one year or less         $        -         -%  $ 300,614          6.43%
    Due after 1 through 5 years         14,048      8.00     106,201          5.19
    Due after 5 through 10 years           250      6.75     190,886          6.02
    Due after 10 years                 116,364         -           -             -
                                    ----------      ----   ---------          ----
      Total                         $  130,662      7.98%  $ 597,701          6.08%
                                    ==========      ====   =========          ====

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Loans and Leases

As of  December 31, 2000  and 1999,  total  on-balance sheet loans  and leases were $9.1 billion and $7.0 billion, respectively.  Provident had an additional $5.8 billion and $5.9 billion of off-balance  sheet loans and  leases  as of  year-end  2000 and 1999,  respectively.  Due to the decision to structure and account for future securitizations as secured financings  rather than loan sales,  on-balance  sheet loans and leases are expected to increase,  while off-balance sheet loans and leases are expected to decline. For more information  concerning off-balance sheet
loans  and  leases,  see  "Management's   Discussion  and  Analysis  of
Financial  Condition and Results of  Operations - Asset  Securitization
Activity".  Provident  does not have a material  exposure  to  foreign, energy or  agricultural  loans.  The following  table shows  on-balance sheet loans and leases outstanding at period end by type of loan:

                                                    December 31,
                            ----------------------------------------------------------
(Dollars in Millions)             2000        1999        1998        1997        1996
--------------------------------------------------------------------------------------
Dollar:
 Corporate Lending:
  Commercial                $  4,580.2  $  3,990.9  $  3,277.9  $  2,737.1  $  2,404.9
  Mortgage                       632.8       576.6       546.5       582.2       563.6
  Construction                   801.2       559.8       450.6       314.4       293.3
  Lease Financing                607.5       391.5       243.7       340.3       239.1
 Consumer Lending:
  Installment                    580.1       476.5       650.1       656.8       954.8
  Residential                    835.5       653.7       710.3       674.6       891.4
  Lease Financing              1,039.6       361.9       423.4       442.8       591.8
                            ----------  ----------  ----------  ----------  ----------
   Total Loans and Leases   $  9,076.9  $  7,010.9  $  6,302.5  $  5,748.2  $  5,938.9
                            ==========  ==========  ==========  ==========  ==========

Percentage:
 Corporate Lending:
  Commercial                      50.4%       56.9%       52.0%       47.6%       40.5%
  Mortgage                         7.0         8.2         8.7        10.1         9.5
  Construction                     8.8         8.0         7.1         5.5         4.9
  Lease Financing                  6.7         5.6         3.9         5.9         4.0
 Consumer Lending:
  Installment                      6.4         6.8        10.3        11.4        16.1
  Residential                      9.2         9.3        11.3        11.8        15.0
  Lease Financing                 11.5         5.2         6.7         7.7        10.0
                            ----------  ----------  ----------  ----------  ----------
   Total Loans and Leases        100.0%      100.0%      100.0%      100.0%      100.0%
                            ==========  ==========  ==========  ==========  ==========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The  following  table  shows the  composition  of the  commercial  loan category by industry type at December 31, 2000,  including loan amounts which interest is not being accrued on:

                                                              Amount on
(Dollars in Millions)                Amount      Percentage  Nonaccrual
-----------------------------------------------------------------------
Manufacturing                        $  869.6       19.0%       $ 8.0
Service Industries                      793.1       17.3         50.9
Real Estate Operators / Investment      424.5        9.3           .1
Retail Trade                            386.9        8.4           .7
Wholesale Trade                         359.3        7.8          1.9
Finance and Insurance                   342.1        7.5           .1
Transportation / Utilities              335.2        7.3          1.4
Construction                            212.1        4.6           .9
Automobile Dealers                      145.4        3.2            -
Other                                   712.0       15.6         10.4
                                     --------      -----        -----
                                     $4,580.2      100.0%       $74.4
                                     ========      =====        =====

At December  31,  2000,  Provident  had  approximately  $719 million of commercial loans that are shared national credit loans. Shared national credit  loans are loans that have a  principal  balance of at least $20 million and involve at least three participating  banks. In an on-going effort to diversify its  portfolio,  the shared  national  credit loans that Provident  participates  in are  distributed  across nine industry
types,   with  the  largest  industry   concentration   accounting  for
approximately  26% of its  total  shared  national  credit  loans.  The average  outstanding  balance of a shared national credit loan was $6.7 million.  Credit quality for the shared  national  credit loans was not substantially different than the rest of the commercial loan portfolio.

The following  table shows the  composition of commercial  mortgage and construction loans by property type at December 31, 2000:

                              Commercial    Commercial                          Amount on
(Dollars in Millions)           Mortgage  Construction      Total  Percentage  Nonaccrual
-----------------------------------------------------------------------------------------
Residential Development          $ 118.6       $ 215.1     $333.7      23.3%         $ .3
Office / Warehouse                 111.1         132.1      243.2       17.0           .2
Apartments                          97.2         119.5      216.7       15.1            -
Shopping / Retail                   92.1         137.4      229.5       16.0           .4
Land                                38.5          41.5       80.0        5.5            -
Healthcare Facilities               34.9          12.2       47.1        3.3            -
Hotel / Motel / Restaurants         18.2          47.8       66.0        4.6            -
Industrial Plants                   15.4          15.9       31.3        2.2            -
Auto Sales and Service              11.6            .9       12.5        0.9            -
Churches                             9.3           2.9       12.2        0.8            -
Other Commercial Properties         85.9          75.9      161.8       11.3           .8
                                 -------       -------   --------     -----         -----
                                 $ 632.8       $ 801.2   $1,434.0     100.0%        $ 1.7
                                 =======       =======   ========     =====         =====

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Commercial and real estate  construction  loans outstanding at December
31,  2000  are  shown in the  following  table  by  maturity,  based on remaining scheduled repayments of principal:

                                                  After 1
                                       Within   but Through    After
(In Millions)                          1 Year     5 Years     5 Years     Total
-------------------------------------------------------------------------------
Commercial                           $1,557.8      $2,200.1    $822.3   $4,580.2
Commercial Construction                 250.8         399.3     151.1      801.2
Residential Construction                    -             -       2.4        2.4
                                     --------      --------    ------   --------
   Total                             $1,808.6      $2,599.4    $975.8   $5,383.8
                                     ========      ========    ======   ========
Loans Due After One Year:
  At predetermined interest rates                                         $790.8
  At floating interest rates                                             2,784.4

The  following  table shows the  composition  of the  installment  loan category by loan type at December 31, 2000:

(Dollars in Millions)                        Amount          Percentage
-----------------------------------------------------------------------
Home Equity                                  $238.2               41.0%
Indirect Installment                          210.0               36.2
Direct Installment                             67.8               11.7
Credit Card                                    39.2                6.8
Other Consumer Loans                           24.9                4.3
                                             ------              -----
                                             $580.1              100.0%
                                             ======              =====

Credit Risk Management

Provident  provides  for  credit  loss  reserves  for  both  its on and off-balance  sheet lending  portfolios.  Discussion and analysis of the reserves as well as the overall credit quality of the off-balance sheet lending  portfolio is provided in Note 15 of the "Notes to Consolidated
Financial  Statements".  The following  paragraphs provide  information concerning its on-balance sheet credit portfolio.

Provident  maintains  a reserve  for loan and lease  losses in order to absorb  losses  in its  on-balance  sheet  portfolio.  The  reserve  is maintained  at a level which  management  considers  adequate to absorb loan and lease losses given the  conditions at the time. The reserve is increased by the provision for loan and lease losses.  Loans and leases deemed  uncollectible  are  charged off and  deducted  from the reserve while recoveries on loans and leases  previously  charged off are added back to the reserve.

During the fourth quarter of 2000, general economic conditions weakened and Provident began to see signs of deterioration in the portion of the commercial loan portfolio with lower credit ratings. As a result of the
change  in  asset  quality   indicators  and  the  uncertain   economic
environment,  the  ratio of loan and lease  losses  to total  loans and leases was increased to 1.70%. Unfavorable business conditions required
Provident  to place  three  large  loans,  totaling  approximately  $52 million,  on nonaccrual  status late in the fourth  quarter of 2000. In conjunction with the changes in asset quality  indicators in the fourth
quarter  and  the  uncertain   economic   environment,   several  large

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

commercial  loan  charge-offs  were  recorded in the fourth  quarter of
2000.

The following table shows selected  information relating to Provident's reserve for loan and lease losses:

                                                        December 31,
                                  ----------------------------------------------------
(In Thousands)                        2000       1999       1998       1997       1996
--------------------------------------------------------------------------------------
Reserve for Loan and Lease
 Losses at Beginning of Period    $ 94,045    $78,867    $74,615    $68,961    $61,671
Provision Charged to Expense       131,281     48,417     31,597     45,119     47,298
Acquired Reserves                    2,377      1,263          -      1,814      2,013
Loans and Leases Charged Off:
 Corporate Lending:
  Commercial                        63,497     25,145     14,403     17,286     17,236
  Mortgage                              96        247          3      1,505      2,022
  Construction                           -          -          -          -          -
  Lease Financing                    2,892      6,736      5,173      1,367          -
 Consumer Lending:
  Installment                        7,535     10,159     12,856     24,065     24,342
  Residential                        8,022        759        900      1,175        228
  Lease Financing                    5,136      4,244      3,855      6,009      3,087
                                  --------    -------    -------    -------    -------
      Total Charge-Offs             87,178     47,290     37,190     51,407     46,915
                                  --------    -------    -------    -------    -------
Recoveries:
 Corporate Lending:
  Commercial                         3,406      2,742        836      1,055        619
  Mortgage                              20         42      1,344        915        333
  Construction                           -          -          -          -          -
  Lease Financing                    1,290      3,102        226        306         14
 Consumer Lending:
  Installment                        5,282      4,523      5,901      5,766      3,490
  Residential                          127        266        190        177         36
  Lease Financing                    3,650      2,113      1,348      1,909        402
                                  --------    -------    -------    -------    -------
      Total Recoveries              13,775     12,788      9,845     10,128      4,894
                                  --------    -------    -------    -------    -------
Net Loans and Leases
 Charged Off                        73,403     34,502     27,345     41,279     42,021
                                  --------    -------    -------    -------    -------
Reserve for Loan and Lease
 Losses at End of Period          $154,300    $94,045    $78,867    $74,615    $68,961
                                  ========    =======    =======    =======    =======

On  a  percentage  basis,  the  following  table  provides  annual  net charge-offs to average total loans and leases by category:

                                               December 31,
                               -------------------------------------------
                               2000       1999     1998     1997      1996
                               -------------------------------------------
Corporate Lending:
 Commercial                    1.38%       .63%     .43%     .63%      .73%
 Mortgage                       .01        .04     (.24)     .10       .32
 Construction                     -          -        -        -         -
 Lease Financing                .39       1.26     1.56      .40      (.01)
Consumer Lending:
 Installment                    .44        .96      .98     2.17      2.10
 Residential                   2.04 (1)    .05      .09      .13       .02
 Lease Financing                .23        .34      .49      .67       .59
                                ---        ---      ---      ---       ---
Net Charge-Offs to Average
 Total Loans and Leases         .97%       .49%     .43%     .69%      .77%
                                ===        ===      ===      ===       ===
(1) The net charge-off percentage for residential loans would be 1.22%
    for 2000  if charge-offs resulting from the implementation  of the
    FFIEC Uniform Retail Credit Classification  and Account Management
    Policy had been excluded.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Explanation as to significant  changes in charge-offs  between 1998 and
2000 follows:

o  Commercial:  Net  charge-offs to average loans were 1.38%,  .63% and
   .43% for 2000, 1999 and 1998, respectively.  Due to the size of many of the commercial loans, a change in the number of large charge-offs can result in a significant  fluctuation in the total charge-offs of this loan type.  There were  sixteen  charge-offs  greater  than one million dollars in 2000 compared to seven in 1999 and three in 1998.
   The increase in large  charge-offs  in 2000 was primarily due to the decline in asset  quality  indicators  combined  with the  uncertain economic environment. Generally, Provident obtains collateral on its larger commercial loans, which reduces its credit exposure.

o  Commercial Lease Financings:  Net charge-offs to average leases were
   .39%,  1.26% and 1.56% for 2000,  1999 and 1998,  respectively.  The decrease  in  the  charge-off  percentage  from  1999  to  2000  was primarily  due to a decrease  in net  charge-offs  from  Information
   Leasing  Corporation,  Provident's  small  to  mid-ticket  equipment leasing company. The decrease in the charge-off percentage from 1998 to 1999 was due to a decrease in the net charge-offs  from Provident
   Commercial   Group,   Provident's  large  ticket  equipment  leasing
   company.

o  Installment:  Net  charge-offs to average loans were .44%,  .96% and
   .98% for 2000,  1999 and 1998,  respectively.  The  decrease  in the charge-offs  for 2000 as  compared  to 1999  was a  result  of lower charge-offs  in home equity and credit card loans.  The reduction in home equity charge-offs was due to continued focus on credit quality standards on the origination of these loans and improved  technology of collection systems.

o  Residential:  Net charge-offs to average loans were 2.04%, .05%, and
   .09%  for  2000,  1999  and  1998,  respectively.  The  increase  in charge-offs  for 2000 was due primarily to a one-time  charge-off of
   $3.2 million  related to a new  regulatory  consumer  lending policy that became effective on December 31, 2000. The net charge-off ratio excluding  this one-time  charge-off  was 1.22%,  which now includes activity that has historically been shown off-balance sheet.

o  Consumer Lease  Financings:  Net  charge-offs to average leases were
   .23%,  .34% and .49% for  2000,  1999 and  1998,  respectively.  The decrease in charge-offs of auto leases  reflects the  implementation of  risk-based  pricing  origination  standards  within this lending product. In addition,  Provident acquires insurance coverage for its auto  lease  residuals  to reduce the level of losses on the sale of autos at the termination of their lease agreements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The following table shows the dollar amount of the reserve for loan and lease losses, using management's  estimate, by principal loan and lease category.  While amounts are allocated to various portfolio categories, the  total  reserve,  less the  portion  attributable  to  reserves  as prescribed  under  provisions  of  Statement  of  Financial  Accounting
Standards No. 114,  "Accounting by Creditors for Impairment of a Loan",
is available to absorb losses from any loan or lease category.

                                           December 31,
                     ----------------------------------------------------
(In Thousands)           2000       1999       1998       1997       1996
-------------------------------------------------------------------------
Corporate Lending:
 Commercial          $ 99,917   $ 70,722   $ 50,919   $ 41,227   $ 32,641
 Mortgage               7,691      4,440      5,154      5,897      5,944
 Construction           5,215      2,095      3,377      3,413      3,297
 Lease Financing       12,437      4,152      3,730      5,815      3,159
                     --------   --------   --------   --------   --------
                      125,260     81,409     63,180     56,352     45,041
Consumer Lending:
 Installment            8,431      7,881     10,448     11,696     11,651
 Residential           13,911      1,685      2,507      2,288      4,256
 Lease Financing        6,698      3,070      2,732      4,279      8,013
                     --------   --------   --------   --------   --------
                       29,040     12,636     15,687     18,263     23,920
                     --------   --------   --------   --------   --------
                     $154,300   $ 94,045   $ 78,867   $ 74,615   $ 68,961
                     ========   ========   ========   ========   ========

The following table presents a summary of various  indicators of credit quality:

                                                           December 31,
                                  --------------------------------------------------------
(Dollars In Thousands)                2000        1999        1998        1997        1996
------------------------------------------------------------------------------------------
Nonperforming Assets:
 Nonaccrual Loans:
  Corporate Lending:
   Commercial                     $ 74,401    $ 43,452    $ 34,544    $ 37,800    $ 14,164
   Mortgage                          1,712       3,003         933         335         309
   Construction                          -         216           -          27          71
   Lease Financing                   6,503       1,309       4,002       4,798       3,973
                                  --------    --------    --------    --------    --------
                                    82,616      47,980      39,479      42,960      18,517
  Consumer Lending:
   Installment                           -          48          38           -           -
   Residential                      13,404       7,640       5,504       4,482       3,897
   Lease Financing                       -           -           -           -           -
                                  --------    --------    --------    --------    --------
                                    13,404       7,688       5,542       4,482       3,897
                                  --------    --------    --------    --------    --------
  Total Nonaccrual Loans            96,020      55,668      45,021      47,442      22,414
 Other Real Estate and
  Equipment Owned                    8,805       3,870       2,767      12,440       6,997
                                  --------    --------    --------    --------    --------
 Total Nonperforming Assets       $104,825    $ 59,538    $ 47,788    $ 59,882    $ 29,411
                                  ========    ========    ========    ========    ========
Loans 90 Days Past Due -
 Still Accruing                   $ 28,780    $ 15,769    $ 10,661    $  9,985    $ 19,482
Loan and Lease Loss Reserve as
 a Percent of:
  Total Loans and Leases              1.70%       1.34%       1.25%       1.30%       1.16%
  Nonaccrual Loans                  160.70      168.94      175.18      157.28      307.67
  Nonperforming Assets              147.20      157.96      165.04      124.60      234.47
Nonaccrual Loans as a Percent
 of Total Loans and Leases            1.06         .79         .71         .83         .38
Nonperforming Assets as a
 Percent of:
  Total Loans, Leases and Other
   Real Estate and Equipment          1.15         .85         .76        1.04         .49
  Total Assets                         .76         .56         .53         .75         .39

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Loans and leases are  generally  placed on  nonaccrual  status when the payment  of  principal  and/or  interest  is past  due 90 days or more.
However,  installment  loans  and  consumer  leases  are not  placed on nonaccrual  status  because they are charged off in the month the loans and leases  reach 120 days past due. In  addition,  loans that are well secured and in the process of  collection  are not placed on nonaccrual status. When a loan is placed on nonaccrual status, any interest income previously  recognized  that has not been received is reversed.  Future interest  income  is  recorded  only  when a payment  is  received  and collection of principal is considered reasonably assured.

Although  loans  and  leases  may be  classified  as  nonaccrual,  many continue  to pay  interest  irregularly  or at less  than the  original contractual  rates.  The gross  amount of  interest  income  recognized during  2000 with  respect to these  loans and leases was $1.2  million compared to $9.6 million that would have been  recognized had the loans and leases remained current in accordance with their original terms.

Nonaccrual  loans increased $40.4 million during 2000. The increase was composed of $121.4  million of additions  to  nonaccrual  loans,  $13.2 million of payments on  nonaccrual  loans,  $61.5 million of nonaccrual loans  charged off and $6.3 million  transferred  to other real estate.
Other real estate increased $4.9 million during 2000. Activity in other real  estate  included  $12.5  million  of  additions  from  foreclosed properties,  $4.7  million of  charge-offs  on  property  in other real estate and $2.9 million of sales and payments on properties.

Nonaccrual  loans increased $10.6 million during 1999. The increase was composed of $60.3  million of  additions  to  nonaccrual  loans,  $20.8 million of payments on  nonaccrual  loans,  $26.7 million of nonaccrual loans charged-off and $2.2 million transferred to other real estate.

Management's  determination  of the adequacy of the reserve is based on an  assessment  of the losses given the  conditions  at the time.  This assessment  consists of certain loans and leases being  evaluated on an individual  basis,  as well as all loans and leases  being  categorized based on common credit risk attributes and being evaluated as a group.

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
These ratings are assigned based upon  individual  credit  analysis and are reported to management on a regular basis. Portfolio Audit, part of
Provident's  Internal  Audit  Department,  independently  reviews  risk ratings to ensure that  credit  rating  assignments  are  accurate  and substantiated  by thorough  analysis.  Their  findings  are reported to senior management.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Loans and leases that have been placed on nonaccrual status are further evaluated for potential  losses based upon review and discussion  among lending officers,  credit, loan review,  portfolio audit and collection associates, and senior management.  Factors that are considered include the  market  value  of  collateral  or real  estate  associated  with a
specific  loan  or  lease,   cash  flows  generated  by  the  borrower,
third-party  guarantees,  the general economic climate and any specific industry  trends  that may affect an  individual  loan or lease.  Total nonaccrual loans at December 31, 2000 were $96.0 million.  In addition,
$99.0 million of performing  loans were being closely  monitored due to possible credit problems.

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
For more  information on credit  exposures on securitized  asset sales, see Note 15 of the "Notes to Consolidated Financial Statements".

Noninterest Earning Assets

Leased  equipment  increased  $44 million,  or 26%,  during  2000.  The addition of four  operating  leases was primarily  responsible  for the increase.

Other assets increased $60 million,  or 12%, during 2000 as a result of an  increase  in  mortgage  servicing  assets.  The  value of  mortgage servicing  rights are  capitalized  when loans are sold with  servicing retained  or when  loan  servicing  is  purchased.  The  value of these capitalized  servicing rights is amortized over the period of estimated net servicing  revenue,  with the carrying  value of these rights being periodically reviewed for impairment. As of December 31, 2000, mortgage servicing  assets  totaled $76.6  million,  consisting of $29.0 million from  securitization and sale activity,  $28.2 million from Red Capital
Group  operations  and $19.4  million  from  Capstone  Realty  Advisors operations.

Deposits

Deposits  increased  $1.6 billion  (22%) and $1.3 billion  (21%) during
2000 and 1999,  respectively.  The  increase  in  deposits  in 2000 was primarily  attributable to the growth in certificates of deposit, while the increase in 1999 was primarily due to the growth in certificates of deposit and  noninterest  bearing  deposits.  Provident has experienced strong deposit growth as average core deposits have grown by 14% during
2000, with significant contribution from its internet deposit-gathering

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

initiatives, a new index checking account product and deposit growth at the Florida banking centers.  For 2000 and 1999, average total interest bearing  deposits  represented  68% and 71%,  respectively,  of average interest bearing liabilities. Provident does not have a material amount of foreign  deposits.  The following table presents a summary of period end deposit balances:

                                                               December 31,
                                                        ------------------------
(In Millions)                                             2000     1999     1998
--------------------------------------------------------------------------------
Noninterest Bearing Deposits of Securitization Trusts   $  496   $  426   $  132
Other Noninterest Bearing Deposits                         797      759      547
Interest Bearing Demand Deposits                           464      397      385
Savings Deposits                                         1,458    1,351    1,378
Certificates of Deposit Less than $100,000               2,239    1,952    1,673
Certificates of Deposit of $100,000 or More              3,375    2,345    1,841
                                                        ------   ------   ------
                                                        $8,829   $7,230   $5,956
                                                        ======   ======   ======

At December 31, 2000, maturities on certificates of deposit of $100,000 or more were as follows (in millions):

3 months or less           $  248
Over 3 through 6 months       224
Over 6 through 12 months      430
Over 12 months              2,473
                           ------
   Total                   $3,375
                           ======

Included in certificates of deposit of $100,000 or more at December 31,
2000,  1999 and 1998  were  brokered  deposits  of $2.2  billion,  $1.6 billion and $1.1 billion, respectively.

Provident  issues  brokered  certificates of deposit with embedded call options  combined  with interest rate swaps with matching call dates as part of its certificate of deposit program.  Provident has the right to redeem the  certificates  of deposit on  specific  dates prior to their stated  maturity  while the  interest  rate swaps are  callable  at the option of the swap  counterparty.  The terms and conditions of the call options  embedded  in  the  interest  rate  swaps  match  those  of the certificates  of  deposit,  offsetting  any  option  risk  exposure  to
Provident. At December 31, 2000, Provident had $1.9 billion of brokered callable certificates of deposit.

Borrowed Funds

Borrowed funds are an important  component of total funds  necessary to support earning assets. In 2000, short-term debt decreased $339 million
(35%)  and  average  long-term  debt  increased  $1.8  billion  (192%).
Decreases in federal funds purchased and repurchase agreements were the primary  reasons for the decrease in average  short-term  debt.  In the third quarter of 2000, the decision was made to change the structure of
securitizations   resulting   in  the   elimination   of   gain-on-sale
accounting.  Securitizations  consummated  since  that  time  have been structured  to account  for the  transactions  as  secured  financings.
Approximately $1.6 billion of long-term debt has been issued in 2000 as part of these secured  financings.  Also during 2000, Federal Home Loan
Bank  ("FHLB")   advances  have  increased   $455  million.   Partially

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

offsetting  these  increases  in  long-term  debt  was a  $200  million reduction in medium-term notes.

During the  fourth  quarter of 2000,  Provident  established  Provident
Capital  Trust III.  Capital  Trust III issued  capital  securities  of
$112.5  million of  preferred  stock to the public and $3.5  million of common stock to  Provident.  Proceeds  from the issuance of the capital securities  were invested in  Provident's  10.25%  junior  subordinated debentures due 2030.

During the  second  quarter of 1999,  Provident  established  Provident
Capital Trust II.  Capital Trust II issued  Capital  Securities of $125 million of  preferred  stock to the  public and $3.9  million of common
stock  to  Provident.   Proceeds  from  the  issuance  of  the  capital
securities  were  invested in  Provident's  8.75%  junior  subordinated debentures, due 2029.

ASSET SECURITIZATION ACTIVITY

From 1996 through the second  quarter of 2000, the structure of many of
Provident's  securitizations resulted in the transactions being treated as sales. As such,  gains or losses were  recognized,  loans and leases were removed from the balance sheet and residual  assets,  representing the  present  value of future  cash  flows,  were  recorded.  While the performance of Provident's  residual  assets have generally been better than or  consistent  with  their  initial  estimates,  other  companies utilizing  securitization  structures requiring gain-on-sale accounting have experienced  problems and  consequently,  the market penalized all
companies  using   gain-on-sale   accounting.   Although   gain-on-sale
accounting  is  in  compliance  with  Generally   Accepted   Accounting
Principles,    the   investment    community   clearly   signaled   its
dissatisfaction  with this  accounting  method and management  believed this sentiment had become a structural  impediment to Provident's stock
appreciation.   Additionally,   newly  proposed  regulatory  guidelines
regarding  securitization  activity  discourage the use of gain-on-sale accounting  by  limiting  the  amount of  residual  assets  that can be included as part of regulatory capital.

As a result of these  factors,  Provident  announced  during  the third
quarter  of  2000  that  it  would  change  the   structure  of  future
securitizations to secured  financings  thereby  eliminating the use of gain-on-sale  accounting.  The switch to a secured financing  structure does not affect the total profit Provident will recognize over the life of the asset,  but  rather  impacts  the timing of income  recognition.
Secured financing transactions cause reported earnings from securitized assets to be lower in the initial  periods,  resulting from the absence of gains on loan and  lease  sales,  and  higher in later  periods,  as interest  is  earned  on the  assets.  As a  result,  moving  away from
transaction   structures  that  use  gain-on-sale   accounting   caused
Provident's  earnings  to be lower in 2000 and  will  also  lower  2001 earnings.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Securitization activity under the gain-on-sale accounting structure has had a significant impact on Provident's financial condition and results of operations.  The following discusses this impact on the Consolidated
Statements of Income and Consolidated Balance Sheets.

Impact on Consolidated  Statements of Income:  Based on the asset type, terms and structure of the  securitization  transaction,  a gain may be recognized  immediately  upon the sale of the assets  and/or  income is recognized  throughout  the life of the  securitization.  The following table provides a summary of principal sold and gains recognized for the various types of securitization structures during the past three years:

                                        2000                     1999                     1998
                               ---------------------    ---------------------    ---------------------
(In Thousands)                  Principal       Gain     Principal       Gain     Principal       Gain
------------------------------------------------------------------------------------------------------
Structured as Sales:
 Non-Cash Gains:
  Nonconforming Residential    $1,030,000    $30,291    $2,330,047    $73,304    $1,060,000    $36,337
  Prime Home Equity               158,598      4,156       169,999      5,758       183,150      4,733
  Credit Card                           -          -       230,000      3,993             -          -
                               ----------    -------    ----------    -------    ----------    -------
                                1,188,598     34,447     2,730,046     83,055     1,243,150     41,070
 Cash Gains:
  Equipment Leases                223,705      9,083       223,764     13,164       211,276     13,429

 Non-Recognition of Gains:
  Automobile Leases                     -        n/a       858,815        n/a       351,185        n/a
  Warehouse Lending                     -        n/a       251,200        n/a       400,000        n/a
                               ----------    -------    ----------    -------    ----------    -------
                                        -        n/a     1,110,015        n/a       751,185        n/a
                               ----------    -------    ----------    -------    ----------    -------
Total Sales                    $1,412,303    $43,530    $4,063,825    $96,219    $2,205,611    $54,499
                               ==========    =======    ==========    =======    ==========    =======
Structured as
 Secured Financings:
  Nonconforming Residential      $532,341        n/a           $ -        n/a           $ -        n/a
  Prime Home Equity               170,052        n/a             -        n/a             -        n/a
  Equipment Leases                128,101        n/a             -        n/a             -        n/a
  Automobile Leases               451,732        n/a             -        n/a             -        n/a
                               ----------    -------    ----------    -------    ----------    -------
Total Secured Financings       $1,282,226        n/a           $ -        n/a           $ -        n/a
                               ==========    =======    ==========    =======    ==========    =======

The  securitization and sale of nonconforming  residential,  prime home equity  and  credit  card loans have  resulted  in the  recognition  of non-cash gains.  Gains  recognized under this structure are referred to as non-cash  gains as  Provident  receives  cash equal to the amount of loans sold. The gains or losses are determined based on a present value calculation  of  future  cash  flows of the  underlying  loans,  net of interest  payments  to  security  holders,  loan  loss  and  prepayment assumptions and normal servicing  revenue.  These net cash flows, which are represented by retained  interests on securitized assets ("RISAs"), are included in investment securities.

Cash gains have been  recognized  from the  securitization  and sale of
equipment  leases.  Under  the  structure  of  these   securitizations,
Provident sells the lease payments under the lease contract but retains ownership of the  underlying  equipment.  The cash  received from these sales exceeds the present value of the lease payments and generates the cash gain.

The  securitization  and sale of automobile leases do not result in the recognition of gains. Under the structure of the sale of the automobile leases, Provident sells the ownership of the automobiles and leases the vehicles back from the investor in a sale-leaseback arrangement.  Lease payments  paid by  Provident  to the  investor may be more or less than that  received by Provident  from the consumer.  The  difference in the

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

lease payments,  net of credit losses and servicing fees, is recognized as  net  operating  lease  income  or  expense  over  the  life  of the securitization.  For the years ended December 31, 2000,  1999 and 1998, net  operating  lease  income  recognized  on  these  automobile  lease securitizations  was $3.8  million,  $8.4  million  and  $7.8  million, respectively.  Sales  of  mortgage  warehouse  lines do not  result  in up-front  gains due to the very  short-term  nature  of the  underlying assets sold.

Underlying assumptions used in the initial determination of future cash flows on the loan and lease portfolios accounted for as sales follow:

                                              Weighted Average of All Securitizations
                                      ----------------------------------------------------
                                      Nonconforming          Prime    Equipment       Auto
                                        Residential    Home Equity      Leasing    Leasing
                                      ----------------------------------------------------
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

(1)Provident  applies  an annual  prepayment  model  that  adjusts  the monthly speeds to account for declining loan balances. Nonconforming residential  loans typically  experience  higher  prepayment  speeds compared to conforming loans. For nonconforming  residential  loans,
   Provident uses a prepayment curve that applies a 10% prepayment rate to new loans  (higher for seasoned  loans) and ramps up to 35% after
   12 months.  Provident  continues to use the 35% prepayment  rate for the remainder of the portfolio life.

(2)Provident  applies  a  cumulative  static  pool  approach  to credit losses.  Higher  prepayment  speeds and shorter average lives do not alter the cumulative  credit loss  assumption.  As a result,  higher prepayment speeds increase the annualized losses.

Gain-on-sale   accounting   requires  management  to  make  assumptions
regarding  prepayment speeds and credit losses for the securitized loan
and  lease  pools.   The  performance  of  the  pools  are  extensively
monitored,  and  adjustments  to  these  assumptions  will  be  made if necessary.

Provident  retains the servicing of the loans and leases it securitizes and sells.  As a result,  a significant  level of assets is serviced by
Provident,  which do not appear on its balance sheet. These off-balance sheet assets were  primarily  responsible  for the  generation of $51.7 million,  $29.4 million and $6.1 million in loan  servicing fees during
2000, 1999 and 1998, respectively.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Impact  on   Consolidated   Balance   Sheets:   The  impact   from  the
securitization  and sale of  various  loans and  leases  can be seen in several areas of Provident's  balance sheet.  The most significant area has been the removal of loans and leases that  Provident  continues  to service.  The following  table provides a summary of these  off-balance sheet managed assets:

                                          December 31,
                            ------------------------------------
(In Thousands)                    2000         1999         1998
----------------------------------------------------------------
Nonconforming Residential   $3,625,033   $3,393,179   $1,670,359
Auto Leases                  1,134,844    1,366,598      648,928
Prime Home Equity              471,873      398,882      313,445
Equipment Leases               359,457      298,161      187,654
Credit Card                    165,000      230,000            -
Warehouse                            -      251,200      400,000
                            ----------   ----------   ----------
                            $5,756,207   $5,938,020   $3,220,386
                            ==========   ==========   ==========

Nonconforming residential loans, originated or acquired by the Mortgage
Banking  business line, have been  securitized on a regular basis since
1996. Major  characteristics of these nonconforming loans include:  54%
with an "A" credit grade and 32% with a "B" credit grade; 69% with full documentation;  68% have prepayment penalties; 96% are secured by first mortgages;  92%  are  owner  occupied;  and,  on  average,  have  a 78%
loan-to-value ratio.

A summary of  nonconforming  residential  loans  originated by year and loans outstanding as of year-end is provided below by loan type for the past three years:

                                                     December 31,
                                        ------------------------------------
(In Thousands)                                2000         1999         1998
----------------------------------------------------------------------------
Loan Originations:
 Fixed Rate, Fully Amortizing           $  669,797   $  876,015   $  337,846
 Fixed Rate, 15-Year Balloon Payments      350,476      546,679      176,838
                                        ----------   ----------   ----------
  Total Fixed Rate Loans                 1,020,273    1,422,694      514,684
 Adjustable Rate, 3/27 Loans               436,467      807,388      446,839
 Adjustable Rate, 2/28 Loans                38,235       87,602       69,544
 Other Adjustable Rate Loans                36,263       12,454       29,189
                                        ----------   ----------   ----------
  Total Adjustable Rate Loans              510,965      907,444      545,572
                                        ----------   ----------   ----------
   Total Originations                   $1,531,238   $2,330,138   $1,060,256
                                        ==========   ==========   ==========
Loans Outstanding:
 Fixed Rate, Fully Amortizing           $1,626,464   $1,199,040   $  431,384
 Fixed Rate, 15-Year Balloon Payments      910,242      728,926      258,012
                                        ----------   ----------   ----------
  Total Fixed Rate Loans                 2,536,706    1,927,966      689,396
 Adjustable Rate, 3/27 Loans             1,619,723    1,304,129      722,258
 Adjustable Rate, 2/28 Loans               163,780      183,142      139,245
 Other Adjustable Rate Loans                86,685       75,512      119,460
                                        ----------   ----------   ----------
  Total Adjustable Rate Loans            1,870,188    1,562,783      980,963
                                        ----------   ----------   ----------
   Total Outstanding                    $4,406,894   $3,490,749   $1,670,359
                                        ==========   ==========   ==========

Information  concerning  retained interests in securitized assets, such as its components, sensitivity to key economic assumptions and its cash flows,  as well as  details of the  credit  quality of the  off-balance sheet  loans  may be found  in Note 15 of the  "Notes  to  Consolidated
Financial Statements".

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

Total  stockholders'  equity  at  December  31,  2000 and 1999 was $991 million and $926 million,  respectively.  The increase in stockholders'
equity  during 2000 was  primarily  the result of net income  exceeding dividends  paid for the year and an  increase  in the  market  value of investment securities classified as available for sale.

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

The dividend  payout to net income ratio was 64.85%,  27.14% and 30.93%
for 2000, 1999 and 1998, respectively.  Provident announced an increase in its quarterly  common  dividend rate from $.22 per share to $.24 per share beginning with the first quarter in 2000. In the first quarter of
1999,  Provident increased its quarterly common dividend rate from $.20 per share to $.22 per share.

Capital  adequacy  ratios are provided in the Selected  Financial  Data
Table and the Performance Summary Sections of this report.

Provident's capital expenditure program typically includes the purchase of computer equipment and software,  branch additions and enhancements,
ATM additions and office building renovations. Capital expenditures for
2001 are  estimated  to be  approximately  $21  million and include the purchase of data processing  hardware and software,  branch  additions,
renovations  and   enhancements,   facility   renovations,   and  ATMs.
Management  believes that currently  available funds and funds provided
by  normal   operations  will  be  sufficient  to  meet  these  capital expenditure requirements.

LIQUIDITY

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund  operations  and support asset  growth.  Provident has a number of sources to provide for liquidity needs.  First,  liquidity needs can be met by the liquid assets on its balance sheet such as cash and deposits with other banks.  Additional  sources of liquidity include the sale of investment securities, the secured financing of commercial and consumer loans and leases and the generation of new deposits. Provident may also borrow both short-term and long-term funds. Provident has an additional
$1.4 billion  available for borrowing  under a bank note program as the program was  increased  from $1.0 billion to $1.5 billion in July 1999.
Approximately  $142.1  million  of  long-term  debt is due to be repaid during 2001.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The parent  company's  primary  liquidity needs during 2001 will be the payment of dividends to its  preferred and common  shareholders,  funds for activity of the commercial paper  operations and interest  payments on long-term debt and junior subordinated debentures.  The major source of  liquidity  for the parent  company is  dividends  paid to it by its subsidiaries.  Provident received dividends of $37 million, $60 million and $51  million  in 2000,  1999 and 1998,  respectively.  The  maximum amount  available for dividends  that may be paid in 2001 to the parent company by The Provident Bank, Provident's banking subsidiary,  without approval  is  approximately  $128  million,  plus  2001  net  earnings.
Management  believes that dividends  available from Provident Bank will be sufficient to meet the parent  company's  liquidity  requirements in
2001.  Under the Federal  Deposit  Insurance  Corp.  Improvement Act of
1991, an insured depository institution,  such as Provident Bank, would be prohibited from making capital distributions,  including the payment of dividends, if, after making such distribution, the institution would become  "undercapitalized"  (as such term is defined in the statute). A discussion of  restrictions  on transfer of funds from  subsidiaries to
Provident is presented in Note 21,  included in "Notes to  Consolidated
Financial Statements".

At December  31, 2000,  the parent  company had $200 million in general purpose  lines of credit with  unaffiliated  banks.  As of February 28,
2001, these lines had not been used.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The responsibility of monitoring and managing market and liquidity risk at Provident is assigned to the Asset Liability Committee ("ALCO"). The
Market  and  Liquidity  Risk  Unit  provides  ALCO  with the  necessary analyses  and  reports.  The main  source of market risk is the risk of loss in the value of  financial  instruments  that may result  from the changes in interest  rates.  ALCO is bound to guidelines  stated in the relevant policies approved by the Board of Directors.

In  addition,  ALCO  is  responsible  for  liquidity  risk  management.
Provident offers a wide variety of retail deposit products to provide a stable  funding  source  for loan  growth.  To  supplement  its  retail deposits,  Provident  utilizes  various sources of wholesale  deposits.
Borrowing  through the Federal  Home Loan Bank and  offering  short and medium  term  deposits  to  institutional  investors  are  part of this strategy.  Both asset securitizations treated as secured financings and
those  treated  as  sales  provide   funding  for  the  origination  of
additional loans and leases.  Through term and commercial paper conduit markets,  Provident  has the  ability to take  advantage  of the liquid asset-backed  securities  market.  In  addition,  in  order to meet any
unexpected  changes  in  asset  and  liability   positions,   Provident
maintains  a liquid  investment  portfolio  that may be used as a ready source of funds.

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

In addition to natural balance sheet hedges, ALCO utilizes  off-balance sheet instruments to manage interest rate risk. Interest rate swaps are the most widely used tool to manage  interest rate risk,  but from time to time, interest rate caps and floors may also be utilized.  Provident has used off-balance  sheet tools effectively for a number of years and has developed  the necessary  expertise and knowledge to achieve a safe and sound interest rate risk management process.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

The following table summarizes the change to net interest income,  as a percentage, over the next 12-month period based on an instantaneous and permanent change in the pricing of all interest rate sensitive  assets, liabilities and off-balance sheet financial instruments. The effects of these interest rate  fluctuations  are considered worst case scenarios, as the analysis does not give  consideration  to any  management of the new interest rate  environment.  These tests are performed on a monthly basis and the results are presented to the Board of Directors.

                                 2000       1999
                                 ---------------
100 Basis Points Decrease        1.2%       0.2%
100 Basis Points Increase       (1.4)      (0.1)

200 Basis Points Decrease        2.5        0.4
200 Basis Points Increase       (3.7)      (0.5)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                     INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors .................. 37

Financial Statements:

Provident Financial Group, Inc. and Subsidiaries

Supplementary Data:

Quarterly Consolidated Results of Operations (unaudited) ........... 70

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Provident Financial Group, Inc.

We  have  audited  the  accompanying  consolidated  balance  sheets  of
Provident  Financial  Group,  Inc. and  subsidiaries as of December 31,
2000 and 1999,  and the  related  consolidated  statements  of  income, changes  in  shareholders'  equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the management of Provident  Financial Group,
Inc.  Our  responsibility  is to express an opinion on these  financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material  respects,  the consolidated  financial position  of  Provident  Financial  Group,  Inc.  and  subsidiaries  at
December  31,  2000 and 1999,  and the  consolidated  results  of their operations  and their  cash  flows  for each of the three  years in the
period  ended  December  31,  2000,  in  conformity   with   accounting
principles generally accepted in the United States of America.

                                             /s/ ERNST & YOUNG LLP

Cincinnati, Ohio
January 16, 2001

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
                                                         ----------------------------
(Dollars in Thousands)                                           2000            1999
-------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                $    286,051    $    292,134
  Federal Funds Sold and Reverse Repurchase Agreements         82,977          84,009
  Trading Account Securities                                   41,949               -
  Loans Held for Sale                                         206,168               -
  Investment Securities Available for Sale
   (amortized cost - $3,041,204 and $2,187,778)             3,013,621       2,111,037
  Loans and Leases:
    Corporate Lending:
      Commercial                                            4,580,215       3,990,923
      Mortgage                                                632,801         576,570
      Construction                                            801,211         559,797
      Lease Financing                                         607,478         391,529
    Consumer Lending:
      Installment                                             580,046         476,508
      Residential                                             835,510         653,679
      Lease Financing                                       1,039,645         361,907
                                                         ------------    ------------
        Total Loans and Leases                              9,076,906       7,010,913
      Reserve for Loan and Lease Losses                      (154,300)        (94,045)
                                                         ------------    ------------
        Net Loans and Leases                                8,922,606       6,916,868
  Leased Equipment                                            215,227         171,258
  Premises and Equipment                                      103,919         100,099
  Receivables from Securitization Trusts                      417,420         355,222
  Other Assets                                                567,447         507,299
                                                         ------------    ------------
                                                         $ 13,857,385    $ 10,537,926
                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                $  1,293,396    $  1,185,245
      Interest Bearing                                      7,535,714       6,044,743
                                                         ------------    ------------
        Total Deposits                                      8,829,110       7,229,988
    Short-Term Debt                                           639,023         977,835
    Long-Term Debt                                          2,774,493         950,821
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures                 329,239         220,069
    Accrued Interest and Other Liabilities                    294,737         232,991
                                                         ------------    ------------
        Total Liabilities                                  12,866,602       9,611,704
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized:
     Series D, 70,272 Issued                                    7,000           7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 48,814,463 and 48,619,073 Issued              14,469          14,410
    Capital Surplus                                           314,895         308,237
    Retained Earnings                                         672,348         646,472
    Accumulated Other Comprehensive Loss                      (17,929)        (49,897)
                                                         ------------    ------------
        Total Shareholders' Equity                            990,783         926,222
                                                         ------------    ------------
                                                         $ 13,857,385    $ 10,537,926
                                                         ============    ============

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME

                                                      Year Ended December 31,
                                                -----------------------------------
(In Thousands, Except Per Share Data)                2000         1999         1998
-----------------------------------------------------------------------------------
Interest Income:
 Interest and Fees On Loans and Leases          $ 738,974    $ 616,233    $ 578,867
 Interest on Investment Securities                227,701      109,894      105,421
 Other Interest Income                              4,306        4,588        9,663
                                                ---------    ---------    ---------
   Total Interest Income                          970,981      730,715      693,951
Interest Expense:
 Interest on Deposits:
  Savings and Demand Deposits                      78,421       59,057       53,917
  Time Deposits                                   301,918      209,743      199,128
                                                ---------    ---------    ---------
   Total Interest on Deposits                     380,339      268,800      253,045
 Interest on Short-Term Debt                       86,797       59,729       70,958
 Interest on Long-Term Debt                        95,839       52,354       50,237
 Interest on Junior Subordinated Debentures        20,033       13,200        8,662
                                                ---------    ---------    ---------
  Total Interest Expense                          583,008      394,083      382,902
                                                ---------    ---------    ---------
   Net Interest Income                            387,973      336,632      311,049
Provision for Loan and Lease Losses              (131,281)     (48,417)     (31,597)
                                                ---------    ---------    ---------
 Net Interest Income After Provision for
  Loan and Lease Losses                           256,692      288,215      279,452
Noninterest Income:
 Service Charges on Deposit Accounts               35,138       32,724       28,369
 Loan Servicing Fees                               51,706       29,362        6,064
 Other Service Charges and Fees                    53,205       41,316       38,108
 Operating Lease Income                            42,269       40,902       37,481
 Gain on Sales of Loans and Leases - Non-Cash      34,447       83,055       41,070
 Gain on Sales of Loans and Leases - Cash          10,452       15,814       22,899
 Warrant Gains                                      7,500        9,147       15,354
 Security Gains                                       155           71       13,044
 Other                                             19,290       20,273       23,103
                                                ---------    ---------    ---------
  Total Noninterest Income                        254,162      272,664      225,492
Noninterest Expenses:
 Salaries, Wages and Benefits                     172,903      153,397      131,779
 Charges and Fees                                  23,280       15,679       14,896
 Occupancy                                         20,631       18,951       18,468
 Depreciation on Operating Lease Equipment         26,636       23,076       21,662
 Equipment Expense                                 26,045       24,614       21,820
 Professional Fees                                 21,735       20,163       19,737
 Merger and Restructuring Charges                  39,300        4,200       22,005
 Other                                             62,379       66,910       66,949
                                                ---------    ---------    ---------
  Total Noninterest Expenses                      392,909      326,990      317,316
                                                ---------    ---------    ---------
Income Before Income Taxes                        117,945      233,889      187,628
Applicable Income Taxes                            44,331       82,940       65,201
                                                ---------    ---------    ---------
  Net Income                                    $  73,614    $ 150,949    $ 122,427
                                                =========    =========    =========
Basic Earnings Per Common Share                 $    1.49    $    3.18    $    2.57
Diluted Earnings Per Common Share                    1.46         3.08         2.48

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                           Accumulated
                                                                                                 Other
(In Thousands,                  Preferred    Common    Capital    Retained  Treasury     Comprehensive
 Except Per Share Data)             Stock     Stock    Surplus    Earnings     Stock     Income/(Loss)       Total
 -----------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998        $ 7,000   $13,827   $247,578   $ 450,099   $     -   $          417    $ 718,921

Net Income                                                         122,427                                 122,427
Change in Unrealized
 Gains (Losses) on
 Marketable Securities                                                                         (9,441)      (9,441)
                                                                                                         ---------
   Comprehensive Income                                                                                    112,986
Cash Dividends Declared on:
 Common Stock ($.80/share)                                         (37,079)                                (37,079)
 Preferred Stock ($11.25/share)                                       (790)                                   (790)
Principal Payments on Loans/
 Amortization of Expense
 Related to Employee Stock
 Benefit Plans                                             397                                                 397
Exercise of Stock Options and
 Accompanying Tax Benefits                      298     25,693                                              25,991
Purchase of Treasury Stock                                                   (21,425)                      (21,425)
Distribution of Contingent
 Shares for Prior Year
 Acquisition                                     25      3,128                                               3,153
                                  -------   -------   --------   ---------   -------   --------------    ---------
Balance at December 31, 1998        7,000    14,150    276,796     534,657   (21,425)          (9,024)     802,154

Net Income                                                         150,949                                 150,949
Change in Unrealized
 Gains (Losses) on
 Marketable Securities                                                                        (40,873)     (40,873)
                                                                                                         ---------
   Comprehensive Income                                                                                    110,076
Cash Dividends Declared on:
 Common Stock ($.88/share)                                         (40,100)                                (40,100)
 Preferred Stock ($12.38/share)                                       (870)                                   (870)
Principal Payments on Loans/
 Amortization of Expense
 Related to Employee Stock
 Benefit Plans                                             918          57                                     975
Exercise of Stock Options and
 Accompanying Tax Benefits                       68      4,619                                               4,687
Purchase of Treasury Stock                                                    (8,645)                       (8,645)
Acquisition                                     169     22,191       1,779    30,070                        54,209
Distribution of Contingent
 Shares for Prior Year
 Acquisition                                     23      3,232                                               3,255
Deferred Compensation
 Tax Adjustment                                            481                                                 481
                                  -------   -------   --------   ---------   -------   --------------    ---------
Balance at December 31, 1999        7,000    14,410    308,237     646,472         -          (49,897)     926,222

Net Income                                                          73,614                                  73,614
Change in Unrealized
 Gains (Losses) on
 Marketable Securities                                                                         31,968       31,968
                                                                                                         ---------
   Comprehensive Income                                                                                    105,582
Cash Dividends Declared on:
 Common Stock ($.96/share)                                         (46,789)                                (46,789)
 Preferred Stock ($13.50/share)                                       (949)                                   (949)
Principal Payments on Loans/
 Amortization of Expense
 Related to Employee Stock
 Benefit Plans                                             780                                                 780
Liquidation of Employee
 Stock Benefit Plans                                     1,469                                               1,469
Exercise of Stock Options and
 Accompanying Tax Benefits                       59      3,842                                               3,901
Deferred Compensation
 Tax Adjustment                                            567                                                 567
                                  -------   -------   --------   ---------   -------   --------------    ---------
Balance at December 31, 2000      $ 7,000   $14,469   $314,895   $ 672,348   $     -   $      (17,929)   $ 990,783
                                  =======   =======   ========   =========   =======   ==============    =========

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                          -----------------------------------------
(In Thousands)                                                   2000           1999           1998
---------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                               $    73,614    $   150,949    $   122,427
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan and Lease Losses                        131,281         48,417         31,597
   Amortization of Goodwill                                     3,871          2,371          2,489
   Other Amortization and Accretion                           (28,311)       (18,925)       (10,043)
   Depreciation of Leased Equipment
    and Premises and Equipment                                 48,379         44,119         39,678
   Tax Benefit Received from Exercise of Stock Options            513          1,613         12,827
   Realized Investment Security Gains                            (155)           (71)       (13,044)
   Proceeds From Sale of Loans Held for Sale                1,049,470      2,483,213      1,384,836
   Origination of Loans Held for Sale                      (1,192,804)    (2,460,853)    (1,468,591)
   Realized Gains on Loans Held for Sale                      (30,607)       (75,389)       (41,704)
   (Increase) Decrease in Trading Account Securities           32,767         15,737        (15,737)
   Increase in Interest Receivable                            (23,635)       (18,460)       (10,153)
   Increase in Other Assets                                    (2,654)       (48,084)       (32,465)
   Increase (Decrease) in Interest Payable                     22,209         (2,640)         3,456
   Deferred Income Taxes                                       24,647         17,935           (825)
   Increase (Decrease) in Other Liabilities                   (25,206)       (43,962)        66,534
                                                          -----------    -----------    -----------
    Net Cash Provided by Operating Activities                  83,379         95,970         71,282
                                                          -----------    -----------    -----------
Investing Activities:
 Investment Securities Available for Sale:
  Proceeds from Sales                                       2,229,586        427,275      4,101,350
  Proceeds from Maturities and Prepayments                    485,028        259,415        737,624
  Purchases                                                (2,885,170)      (814,706)    (4,846,791)
 Increase in Receivables Due From Securitization Trusts       (91,134)      (250,326)      (104,896)
 Net Increase in Loans and Leases                          (2,580,382)      (876,813)      (572,237)
 Net Increase in Operating Lease Equipment                    (70,605)       (27,327)       (76,273)
 Net Increase in Premises and Equipment                       (23,863)       (27,140)       (23,402)
 Acquisitions                                                (129,190)           791              -
                                                          -----------    -----------    -----------
  Net Cash Used in Investing Activities                    (3,065,730)    (1,308,831)      (784,625)
                                                          -----------    -----------    -----------
Financing Activities:
 Net Increase in Deposits of Securitization Trusts             69,470        294,843        131,623
 Net Increase in Deposits                                   1,459,652        787,862        467,784
 Net Increase (Decrease) in Short-Term Debt                  (436,107)       204,928        (34,718)
 Principal Payments on Long-Term Debt                        (492,459)      (232,974)      (101,508)
 Proceeds from Issuance of Long-Term Debt and
  Company's Junior Subordinated Debentures                  2,416,214        225,435        344,973
 Cash Dividends Paid                                          (47,738)       (40,970)       (37,869)
 Purchase of Treasury Stock                                         -         (8,645)       (21,425)
 Proceeds from Exercise of Stock Options                        3,388          3,074         13,164
 Net Increase in Other Equity Items                             2,816            481              -
                                                          -----------    -----------    -----------
  Net Cash Provided by Financing Activities                 2,975,236      1,234,034        762,024
                                                          -----------    -----------    -----------
   Increase (Decrease) in Cash and Cash Equivalents            (7,115)        21,173         48,681
Cash and Cash Equivalents at Beginning of Period              376,143        354,970        306,289
                                                          -----------    -----------    -----------
   Cash and Cash Equivalents at End of Period             $   369,028    $   376,143    $   354,970
                                                          ===========    ===========    ===========
Supplemental Disclosures of Cash Flow Information:
 Cash Paid for:
  Interest                                                $   560,801    $   396,093    $   379,536
  Income Taxes                                                 58,883         47,120         39,901
 Non-Cash Activity:
  Transfer of Loans and Premises and Equipment
   to Other Real Estate                                        14,365          5,470          3,474
  Stock Issued in Purchase-Accounting Acquisitions                  -         54,209              -
  Residual Interest in Securitized Assets
   Created from the Sale of Loans                             106,098        220,566        137,319

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  -  ACCOUNTING  POLICIES:   The  following  is  a  summary  of
significant accounting policies:

NATURE OF OPERATIONS:  Provident Financial Group, Inc. ("Provident") is
a bank holding company  headquartered  in Cincinnati,  Ohio.  Provident operates bank and other financial service  subsidiaries  principally in
Ohio,  northern Kentucky and southwest Florida.  Principal products and services  provided  by  Provident  include  commercial  lending,  lease financing, cash management,  retail lending, deposit accounts, mortgage banking, brokerage services, investment products and trust services.

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

Securities  purchased  with the  intention  of selling them in the near term are  classified as trading.  These  securities are carried at fair value with unrealized gains and losses included in noninterest  income.
The specific  identification  method is used for determining  gains and losses from securities transactions.

LOANS AND LEASES:  Loans are generally  stated at the principal  amount outstanding, net of unearned income. Loans that are intended to be sold within a short period of time are  classified  as held for sale.  Loans held for sale are  reported  at the lower of  aggregate  cost or market value.  Interest  on loans is  computed  on the  outstanding  principal balance.  The portion of loan fees which  exceeds  the direct  costs to originate the loan is deferred and  recognized as interest  income over the actual lives of the related  loans using the interest  method.  Any premium or discount applicable to specific loans purchased is amortized over the remaining lives of such loans using the interest method. Loans are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more. However, installment loans are not placed on nonaccrual status because they are charged off in the month the loans  reach 120 days past due. In  addition,  loans that are well  secured  and in the  process  of  collection  are not  placed  on nonaccrual  status.  When a loan is placed on  nonaccrual  status,  any interest  income  previously  recognized  that has not been received is reversed.  Future  interest  income is recorded  only when a payment is received and collection of principal is considered  reasonably assured.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LOAN AND LEASE LOSS  RESERVE:  The reserve for loan and lease losses is maintained  to absorb  losses in the  lending  portfolio.  Management's determination  of the  adequacy  of the  reserve is based on reviews of specific loans and leases,  credit loss  experience,  general  economic conditions  and other  pertinent  factors.  The reserve is increased by charges to earnings, as provisions for loan and lease losses. Loans and leases  deemed  uncollectible  are  charged off and  deducted  from the reserve and recoveries on loans and leases  previously  charged off are added back to the reserve.

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

LOAN AND LEASE SECURITIZATIONS: Provident securitizes many of the loans
and  leases  it  originates  and  purchases.   Securitizations  provide
Provident with immediate cash flows to fund  additional  loan and lease originations  and  purchases.  Prior  to  June  30,  2000,  Provident's securitizations  were generally  structured as sales,  resulting in the removal  of the  loans  and  leases  from  the  balance  sheet  and the recognition of gains or losses on the income statement.  Since June 30,
2000,  Provident's  securitizations  have been  structured  as  secured financings,  resulting in  additional  debt on the balance sheet and no recognition of gains or losses on the income statement. The switch to a secured financing  structure does not affect the total profit Provident will  recognize  over the life of a loan, but rather impacts the timing of income  recognition.  Secured financing  transactions cause reported earnings  from  securitized  loans to be lower in the initial  periods, resulting from the absence of gains on loan and lease sales, and higher in later  periods,  as  interest  is earned on the loans.  As a result,
moving  away  from   transaction   structures  that  use   gain-on-sale
accounting will temporarily cause Provident's earnings to be lower over the near term.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, when Provident structured its securitization transactions as sales, it retained (a) future cash flows of the underlying  loans,  net of payments  due to investors of the  securitization  trust,  servicing fees and other fees  (referred to as Retained  Interests in Securitized
Assets or "RISAs"),  (b) servicing rights on the loans and leases,  and
(c) cash reserve  accounts  used to absorb  credit  losses on the loans securitized.  Gain or loss on the sale of the loans  depends in portion on the previous carrying amount of the financial assets involved in the transfer,  allocated  between the assets  sold and the assets  retained based on their  relative fair value at the date of transfer.  To obtain fair  values,  quoted  market  prices are used if  available.  However, quotes are generally not  available for assets  retained,  so Provident generally  estimates  fair value based on the  present  value of future expected cash flows estimated using  management's best estimates of the key assumptions,  including credit losses,  prepayment speeds,  forward yield curves, and discount rates commensurate with the risks involved.

LEASED  EQUIPMENT  AND PREMISES AND  EQUIPMENT:  Leased  equipment  and premises  and  equipment  are  stated  at cost  less  depreciation  and amortization that are computed  principally on the straight-line method over the estimated useful lives of the assets.

OTHER REAL ESTATE:  Other real estate acquired through partial or total satisfaction  of loans is  recorded  at the lower of cost or fair value and is included in other  assets of the  consolidated  balance  sheets.
Provident's policy is to include the unpaid balance of applicable loans in the cost of other real estate.  However,  in no case is the carrying value of real estate owned greater than fair value.

MORTGAGE  SERVICING RIGHTS:  Mortgage  servicing rights associated with loans sold with servicing  retained or the purchase of loan  servicing, are  capitalized  and  included  in other  assets.  The  value of these capitalized  servicing rights is amortized over the period of estimated net servicing  revenue and recorded as a reduction of servicing income.
The  carrying  value of  these  rights  is  periodically  reviewed  for impairment.

GOODWILL:  The  excess  of the  purchase  price  over net  identifiable
tangible  and  intangible   assets  acquired  in  a  purchase  business
combination (goodwill) is included in other assets. Goodwill related to acquisitions is amortized over varying periods not exceeding 25 years.

STOCK-BASED  COMPENSATION:  SFAS No. 123,  "Accounting  for Stock-Based
Compensation"  encourages,  but does not  require,  adoption  of a fair value-based  accounting  method for stock-based  employee  compensation plans.  Provident elected to continue its accounting in accordance with
APB Opinion No. 25, "Accounting for Stock Issued to Employees", whereby no compensation expense is recognized for the granting of stock options when the  exercise  price of the option  equals the market price of the underlying stock at date of grant.

INCOME TAXES:  Provident files a consolidated federal income tax return that includes all of its subsidiaries.  Subsidiaries provide for income taxes  on a  separate-return  basis  and  remit  to  Provident  amounts determined to be currently payable.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE FINANCIAL INSTRUMENTS: Provident employs derivatives such as interest  rate swaps,  caps and floors,  financial  futures and forward contracts  to  manage  the  interest  sensitivity  of  certain  on  and off-balance  sheet assets and  liabilities.  The net interest income or expense  on  interest  rate  swaps,  caps and  floors  is  accrued  and recognized as an  adjustment  to the interest  income or expense of the associated on and off-balance sheet asset or liability.  Realized gains and losses on interest rate swap,  cap and floor  transactions  used to manage  interest  rate risk that are  terminated  prior to maturity are deferred  and  amortized  as a  yield  adjustment  over  the  remaining original life of the agreement.  Deferred gains and losses are recorded in  other  assets  and  accrued  interest  and  other  liabilities,  as applicable.  Futures  and  forward  contracts  are also  used to manage exposure to changes in  interest  rates.  Realized  gains and losses on futures and forward  contracts  used for risk  management are deferred.
These deferred items are either amortized to interest income or expense over the life of the assets and liabilities  they are associated  with, or are recognized as a component of income in the period of disposition of the assets and liabilities.

RECENT  ACCOUNTING  PRONOUNCEMENTS:   SFAS  No.  133,  "Accounting  for
Derivative Instruments and Hedging Activities",  as amended by SFAS No.
137 and SFAS No. 138,  becomes  effective  for fiscal  years  beginning after June 15, 2000.  This SFAS  establishes  accounting  and reporting standards for  derivative  instruments,  including  certain  derivative instruments embedded in other contracts, and for hedging activities. It requires that derivatives be recognized as either assets or liabilities in the  balance  sheet and that those  instruments  be measured at fair value. The accounting for the gain or loss resulting from the change in fair  value  depends  on the  intended  use of  the  derivative.  For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment,  the gain or loss on the derivative will be recognized in earnings  together with the offsetting loss or gain on the hedged item.  This results in earnings  recognition only  to  the  extent  that  the  hedge  is  ineffective  in  achieving offsetting  changes  in fair  value.  For a  derivative  used to  hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred and reported as  accumulated  other  comprehensive  income,  a component of shareholders'  equity,  until such time the hedged transaction  affects earnings.  For  derivative  instruments  not  accounted  for as hedges, changes in fair value are required to be recognized in earnings.

On January 1, 2001, Provident will adopt the provisions of SFAS No. 133 as  amended.  Generally,  Provident  uses its  derivatives  as  hedging instruments. After-tax transition amounts, associated with establishing the fair values of the derivative  instruments  and hedged items on the balance  sheet,  of $0 and $28.4 million will be recorded as reductions of net income and accumulated other comprehensive income, respectively.
The  transition  adjustments  will be  presented as  cumulative  effect adjustments in the 2001 consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 140,  "Accounting  for  Transfers  and  Servicing of Financial
Assets and  Extinguishments  of  Liabilities",  was issued in September
2000 and replaces  SFAS No. 125. SFAS No. 140 revises the standards for accounting for  securitizations and other transfers of financial assets and collateral and requires  certain  disclosures,  but it carries over most of SFAS No. 125's provisions without reconsideration.  In general,
SFAS No. 140 is effective for transfers of financial  assets  occurring after March 31,  2001 and for  disclosures  relating to  securitization transactions  and collateral for fiscal years ending after December 15,
2000.  Management believes that the adoption of this SFAS will not have a material impact on Provident's  financial  position or the results of its operations.

NOTE 2 - INVESTMENT SECURITIES: The amortized cost and estimated market values of securities available for sale at December 31 were as follows:

                                                         Gross          Gross      Estimated
                                       Amortized    Unrealized     Unrealized         Market
(In Thousands)                              Cost         Gains         Losses          Value
--------------------------------------------------------------------------------------------
2000:
  U.S. Treasury and Federal Agency
    Debentures                       $   326,721   $       350    $    (1,614)   $   325,457
  State and Political Subdivisions         3,317             -            (16)         3,301
  Mortgage-Backed Securities           1,938,546         7,615        (30,559)     1,915,602
  Asset-Backed Securities                 44,257             -         (2,196)        42,061
  Other Securities                       728,363            10         (1,173)       727,200
                                     -----------   -----------    -----------    -----------
                                     $ 3,041,204   $     7,975    $   (35,558)   $ 3,013,621
                                     ===========   ===========    ===========    ===========
1999:
  U.S. Treasury and Federal Agency
    Debentures                       $   240,991           $ -    $    (7,843)   $   233,148
  State and Political Subdivisions         1,897             -            (17)         1,880
  Mortgage-Backed Securities           1,470,270            17        (61,720)     1,408,567
  Asset-Backed Securities                104,700             1         (4,948)        99,753
  Other Securities                       369,920            10         (2,241)       367,689
                                     -----------   -----------    -----------    -----------
                                     $ 2,187,778   $        28    $   (76,769)   $ 2,111,037
                                     ===========   ===========    ===========    ===========

Investment  securities  with a  carrying  value of  approximately  $1.3 billion and $.8 billion at  December  31, 2000 and 1999,  respectively, were  pledged  as  collateral  to secure  public  and  trust  deposits, repurchase agreements,  Federal Home Loan Bank advances,  interest rate derivatives and for other purposes.

In 2000,  1999 and 1998 gross  gains of $4.2  million,  $.5 million and
$14.5 million and gross losses of $4.0  million,  $.4 million and $1.5, respectively,  were  realized on the sale of  securities  available for sale.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage-backed  and  asset-backed  securities are shown below based on
their  estimated   average  lives  at  December  31,  2000.  All  other
securities are shown by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to call  or  prepay  obligations  with or  without  call or  prepayment penalties.

                                Amortized      Estimated
(In Thousands)                       Cost   Market Value
--------------------------------------------------------
Due in one year or less        $  547,194     $  547,104
Due after 1 through 5 years     1,571,586      1,572,468
Due after 5 through 10 years      728,027        709,533
Due after 10 years                194,397        184,516
                               ----------     ----------
   Total                       $3,041,204     $3,013,621
                               ==========     ==========

NOTE 3 - LEASING:  Provident  originates leases which are classified as either  finance leases or operating  leases,  based on the terms of the lease  arrangement.  When a lease is classified as a finance lease, the future  lease  payments,  net of  unearned  income,  and the  estimated residual value of the leased  property at the end of the lease term are recorded as an asset under "Loans and Leases".  The amortization of the unearned  income  is  recorded  as  interest  income.  When a lease  is classified as an operating lease, the costs of the leased property, net of depreciation,  is recorded as "Leased  Equipment".  Rental income is recorded as  noninterest  income while the  depreciation  on the leased property is recorded as noninterest expense.

Commercial  lease  financing  includes  the leasing of  transportation, manufacturing,  construction, communication, data processing and office equipment.  The  majority  of  the  leases  are  classified  as  direct financing  leases,  with expiration  dates over the next 1 to 10 years.
Rentals  receivable  at December 31, 2000 and 1999 include $109 million and $41 million,  respectively,  for leveraged leases,  which is net of principal and interest on the nonrecourse  debt. The residual values on the  leveraged  leases  that  were  entered  into are  estimated  to be approximately  $127  million and $82  million in total at December  31,
2000 and 1999, respectively.

Consumer lease financing is the leasing of automobiles.  The leases are classified as direct financing  leases,  with expiration dates over the next 1 to 7 years.

The components of the net investment in lease  financing at December 31 were as follows:

                                                 2000                         1999
                                     --------------------------  ----------------------------
(In Thousands)                        Commercial       Consumer     Commercial       Consumer
---------------------------------------------------------------------------------------------
Rentals Receivable                   $   581,166    $   725,038    $   318,054    $   183,718
Leases in Process                         15,003          3,717         48,798         12,947
Estimated Residual Value of
 Leased Assets                           180,153        524,635        115,295        234,741
                                         776,322      1,253,390        482,147        431,406
Less:  Unearned Income                  (168,844)      (213,745)       (90,618)       (69,499)
                                     -----------    -----------    -----------    -----------
 Net Investment in Lease Financing   $   607,478    $ 1,039,645    $   391,529    $   361,907
                                     ===========    ===========    ===========    ===========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule by year of future minimum lease payments to be received for the next five years as of December 31, 2000:

(In Thousands)    Commercial Consumer
-------------------------------------
2001              $150,949   $195,578
2002               137,699    177,375
2003                94,956    158,182
2004                60,394    117,868
2005                38,176     62,026
Thereafter          98,992     14,009
                  --------   --------
Total             $581,166   $725,038
                  ========   ========

Operating  leases consist of the leasing of  transportation  equipment, manufacturing  equipment,  data  processing  and  office  equipment  to commercial  clients.  Terms of the leases range from 1 to 10 years.  At the expiration of an operating  lease, the leased property is generally sold or another lease agreement is initiated.  Accumulated depreciation of the operating lease equipment was $67.4 million and $53.2 million as of December 31, 2000 and 1999,  respectively.  The future gross minimum rentals, by year, under  noncancelable  leases for the rental of leased equipment  are $34.0 million for 2001;  $28.0  million for 2002;  $22.3 million for 2003;  $14.3  million for 2004;  $6.6  million for 2005 and
$8.0 million thereafter.

In addition to the leases  discussed  above,  Provident  sold vehicles, which had been classified as finance leases, to institutional investors under sale-leaseback  transactions.  Under terms of these transactions,
Provident  continues  to  collect  rental  payments  from its  original lessees.  Provident, as lessee in the sale-leaseback  transactions,  is accounting  for the  leaseback of these  vehicles as operating  leases.
Differences  between the rentals received from the original lessees and the rentals paid to the investors are recorded as  noninterest  income.
Outstanding  leases  under these  sale-leaseback  transactions  totaled
$1,135  million and $1,367  million as of  December  31, 2000 and 1999, respectively.

NOTE 4 - RESERVE FOR LOAN AND LEASE LOSSES: The changes in the loan and lease loss reserve for the years ended December 31 were as follows:

(In Thousands)                             2000         1999         1998
-------------------------------------------------------------------------
Balance at Beginning of Period        $  94,045    $  78,867    $  74,615
Provision for Loan and Lease Losses
  Charged to Earnings                   131,281       48,417       31,597
Acquired Reserves                         2,377        1,263            -
Recoveries Credited to the Reserve       13,775       12,788        9,845
                                      ---------    ---------    ---------
                                        241,478      141,335      116,057
Losses Charged to the Reserve           (87,178)     (47,290)     (37,190)
                                      ---------    ---------    ---------
  Balance at End of Period            $ 154,300    $  94,045    $  78,867
                                      =========    =========    =========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows  Provident's  investment in impaired loans as defined under SFAS No. 114 as amended by SFAS No. 118:

(In Thousands)                                           2000      1999
-----------------------------------------------------------------------
Impaired Loans Requiring a Valuation Allowance of
 $8.1 Million in 2000 and $13.3 Million in 1999       $29,161   $30,469
Impaired Loans Not Requiring a Valuation Allowance          -     2,000
                                                      -------   -------
   Total Impaired Loans                               $29,161   $32,469
                                                      =======   =======

Average Balance of Impaired Loans for the Year        $38,000   $30,990

The valuation  allowance  recorded on impaired loans is included in the reserve for loan losses.

Loans and leases on  nonaccrual  status at December 31, 2000,  1999 and
1998 were $96.0 million, $55.7 million and $45.0 million, respectively.
Loans  renegotiated  to provide a reduction  or deferral of interest or principal were $0,  $1,541,000 and $371,000 at December 31, 2000,  1999
and 1998, respectively.

NOTE 5 - PREMISES AND EQUIPMENT: The following is a summary of premises and equipment at December 31:

(In Thousands)                            2000         1999
-----------------------------------------------------------
Land                                 $  11,779    $  12,290
Buildings                               38,772       38,537
Leasehold Improvements                  16,827       14,061
Furniture and Fixtures                 148,196      137,306
                                     ---------    ---------
                                       215,574      202,194
Less Depreciation and Amortization    (111,655)    (102,095)
                                     ---------    ---------
  Total                              $ 103,919    $ 100,099
                                     =========    =========

Rent  expense  for all bank  premises  and  equipment  leases was $14.1 million,  $12.9  million  and  $11.6  million  in 2000,  1999 and 1998,
respectively.   The  future  gross  minimum  rentals,  by  year,  under
noncancelable leases for the rental of premises and equipment are $13.2 million in 2001,  $11.7 million in 2002,  $11.3 million in 2003,  $10.0 million in 2004, $8.5 million in 2005 and $30.1 million thereafter.

NOTE 6 - SHORT-TERM DEBT: Short-term debt was as follows:

(Dollars in Thousands)                                      2000          1999          1998
--------------------------------------------------------------------------------------------
Year End Balance:
  Federal Funds Purchased and Repurchase Agreements   $  443,073    $  774,551    $  560,712
  Commercial Paper                                       187,090       201,784       245,291
  Short Term Notes                                         8,860         1,500         1,500
Weighted Average Interest Rate at Year End:
  Federal Funds Purchased and Repurchase Agreements         5.97%         4.35%         4.44%
  Commercial Paper                                          6.02          5.09          4.50
  Short Term Notes                                          6.90          4.52          4.18
Maximum Amount Outstanding at Any Month End:
  Federal Funds Purchased and Repurchase Agreements   $1,819,778    $1,261,003    $1,627,934
  Commercial Paper                                       209,393       229,058       259,925
  Short Term Notes                                       177,560         1,500         1,500

At December 31,  2000,  Provident  had $200 million in general  purpose lines of credit with unaffiliated  banks. As of January 16, 2001, these lines had not been used.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT: Long-term debt consisted of the following:

                                                                                December 31,
                                         Stated  Effective   Maturity    ------------------------
(Dollars in Thousands)                  Rate(1)    Rate(2)       Date           2000         1999
-------------------------------------------------------------------------------------------------
Provident (Parent Company):
 Miscellaneous Notes                    Various    Various    Various    $     1,245    $   1,759
Subsidiaries:
 $1.5 Billion Bank Notes Program:
   Fixed Rate Senior                       8.50%      8.53%      2002         99,789      299,861
   Fixed Rate Senior                       7.17       6.80       2005         12,500       12,500
 Notes Payable to
  Federal Home Loan Bank:
   Fixed Rate                              5.57       5.57       2008          9,000      134,000
   Fixed/Floating Rate                     5.85       5.85       2009        246,336            -
   Fixed/Floating Rate                     5.98       5.98       2010        420,000            -
   Fixed/Floating Rate                  Various    Various    Various         62,681      149,415
 Subordinated Notes:
   Floating Rate Notes                     9.67       9.67       2001         24,750            -
   Fixed Rate                              7.13       7.54       2003         74,975       74,964
   Fixed Rate                              6.38       7.14       2004         99,802       99,737
 Secured Debt Financings:
   Fixed Rate (Auto Sale-Leaseback)        5.76       5.76       2004         83,777       96,561
   Fixed Rate (Auto Sale-Leaseback)        6.05       6.05       2005         33,328       36,936
   Fixed Rate (Auto Sale-Leaseback)        5.35       5.35       2007         32,511       35,109
   Floating Rate (Residential/HELOC)       6.98       7.60       2005        981,840            -
   Floating Rate (Equipment Leasing)       7.27       7.29       2005        126,915            -
   Fixed Rate (Auto Leasing)               5.89       6.13       2007        458,360            -
 Miscellaneous Notes                    Various    Various    Various          6,684        9,979
                                                                         -----------    ---------
                                                                           2,773,248      949,062
                                                                         -----------    ---------
      Total                                                              $ 2,774,493    $ 950,821
                                                                         ===========    =========

(1) Stated rate reflects interest rate on notes as of December 31, 2000.
(2) Effective rate reflects interest rate paid as of December 31, 2000  after adjustments for notes issued at discount or premium, capitalized fees associated with the issuance of the debt and interest rate swap agreements entered to alter the payment characteristics.

Under Provident  Bank's amended $1.5 Billion Bank Notes program,  notes can be issued  with  either  fixed or  floating  rates.  The Bank Notes program was  increased  from $1.0 billion to $1.5 billion in July 1999.
The notes are not secured nor does the FDIC  insure  them.  At December
31, 2000, $1.4 billion was available under this program.

The notes payable to the Federal Home Loan Bank are  collateralized  by investment  securities and residential  loans with a book value of $1.1 billion.  They are  subordinated  to the claims of depositors and other creditors of Provident and are not insured by the FDIC.

At  December  31,  2000,  $200  million  of  subordinated   notes  were
outstanding.   Subordinated   notes  qualify  as  Tier  2  capital  for
regulatory  capital  calculations.  These notes are subordinated to the claims of  depositors  and other  creditors  of  Provident  and are not insured by the FDIC.

Provident borrowed $223 million through on-balance sheet sale-leaseback transactions  with various  investors.  Auto leases within the consumer lease financing  portfolio  secure the  borrowings.  The debt calls for principal  payments  throughout  the  life  of  the  borrowings.  As of
December 31, 2000, $150 million remains outstanding.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of 2000, Provident decided to change the structure of its  securitizations  resulting in the  elimination of  gain-on-sale
accounting.   Future  securitizations  of  loans  and  leases  will  be
structured  to account  for the  transactions  as  secured  financings.
Approximately $1.6 billion of long-term debt has been issued in 2000 as part  of  these  secured  financings.  Included  in  the  secured  debt financings  are $982 million  collateralized  by  residential  and home equity  loans,  $127  million  collateralized  by small  to  mid-ticket equipment leases and $458 million collateralized by auto leases.

As of December 31, 2000, scheduled principal payments on long-term debt for the following five years were as follows:

(In Thousands)                   2001       2002       2003       2004         2005
-----------------------------------------------------------------------------------
Provident (Parent Company)   $    443   $    309   $    322   $    172   $        -
Subsidiaries                  141,702    194,856    160,417    205,400    1,064,990

NOTE 8 - GUARANTEED  PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR
SUBORDINATED  DEBENTURES:  Wholly-owned  subsidiary trusts of Provident have  issued  $337.5  million of  preferred  securities  and,  in turn,
purchased   $337.5  million  of   newly-authorized   Provident   junior
subordinated debentures.  The debentures provide interest and principal
payments  to  fund  the  trusts'   obligations.   Provident  fully  and
unconditionally  guarantees  the  preferred  securities.  The preferred securities qualify as Tier 1 capital for bank regulatory purposes.  The sole assets of the trusts are the debentures.  The junior  subordinated debentures consisted of the following at December 31:

                                                                December 31,
                           Stated   Effective    Maturity   -------------------
(Dollars in Thousands)       Rate     Rate(1)        Date       2000       1999
-------------------------------------------------------------------------------
November 1996 Issuance      8.60%       8.67%    12/01/26   $ 99,004   $ 98,941
June 1999 Issuance          8.75%       8.14%    06/30/29    121,259    121,128
November 2000 Issuance     10.25%       9.03%    12/31/30    108,976          -
                                                            --------   --------
      Total                                                 $329,239   $220,069
                                                            ========   ========

(1) Effective rate  reflects interest rate paid as of  December 31, 2000 after adjustments  for notes  issued at discount  or premium,  capitalized  fees associated with the issuance of the debt and interest rate swap agreements entered to alter the payment characteristics.

NOTE 9 - INCOME TAXES: The composition of income tax expense follows:

(In Thousands)       2000       1999       1998
-----------------------------------------------
Current:
  Federal        $ 18,035   $ 63,034   $ 65,274
  State             1,649      1,971        752
                 --------   --------   --------
                   19,684     65,005     66,026
Deferred           24,647     17,935       (825)
                 --------   --------   --------
    Total        $ 44,331   $ 82,940   $ 65,201
                 ========   ========   ========

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

(In Thousands)                                   2000       1999       1998
---------------------------------------------------------------------------
Deferred Tax Liabilities:
  Excess Lease and Partnership Income        $154,426   $137,916   $119,315
  Securitizations                              38,515     15,410          -
  Deferred Loan Costs                          19,085     11,094      6,462
  Other - Net                                  14,348     14,071     10,381
                                             --------   --------   --------
    Total Deferred Tax Liabilities            226,374    178,491    136,158
                                             --------   --------   --------
Deferred Tax Assets:
  Provision for Loan and Lease Losses          60,754     39,989     32,766
  Unrealized Loss on Investment Securities      9,654     26,843      4,850
  Deferred Compensation                         7,803      6,596      5,141
  Securitizations                                   -          -      5,988
  Other - Net                                  12,027     10,763      9,755
                                             --------   --------   --------
    Total Deferred Tax Assets                  90,238     84,191     58,500
                                             --------   --------   --------
      Net Deferred Tax Liabilities           $136,136   $ 94,300   $ 77,658
                                             ========   ========   ========

NOTE 10 -  MERGERS  AND  ACQUISITIONS:  In  September  2000,  Provident
purchased  Bank One  Corporation's  Housing  and  Health  Care  Capital
business,  including the operations and substantially all of the assets of Banc One Capital Funding Corporation,  a wholly-owned  subsidiary of
Bank One. The business, which was renamed Red Capital Group, engages in the  financing  and loan  servicing  of  multi-family  and  health-care facilities.  Provident  paid $129  million  for the net assets with $11 million of goodwill being  recorded which is being  amortized over a 15 year  period.  As the  acquisition  was  recorded  under  the  purchase accounting  method,  the assets acquired and  liabilities  assumed were recorded at estimated fair value and the accounts and operations of Red
Capital  Group  have  been  included  in  the  consolidated   financial
statements from the date of acquisition only.

In February 2000,  Provident acquired Fidelity Financial of Ohio, Inc., a holding  company for Centennial  Bank.  Centennial  operated  fifteen banking centers in the greater  Cincinnati  metropolitan  area and held deposits of $588 million.  Provident  issued 4.6 million  shares of its common stock for the  acquisition.  The merger was  accounted  for as a pooling-of-interests.  Accordingly, the assets acquired and liabilities assumed were recorded at historical  value. The consolidated  financial statements  and other  financial  information  for periods prior to the merger date include the accounts and operations of Fidelity Financial.

In December 1999,  Provident purchased OHSL Financial Corp., the parent of Oak Hills  Savings and Loan Company,  F.A.,  for  approximately  1.4 million shares of Provident  Common Stock having an aggregate  value of
$54 million.  Oak Hills,  which had six branches located in Cincinnati, was merged with The Provident  Bank. The  acquisition was accounted for as a purchase  transaction with $30 million of goodwill being recorded.
The goodwill is being amortized over a 20 year period.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -  BENEFIT  PLANS:  Provident  has a  Retirement  Plan  for the
benefit of its employees. Included under this plan is an Employee Stock
Ownership Plan ("ESOP") and a Personal  Investment  Election Plan ("PIE
Plan").  Provident  also  maintains  a Life and Health Plan for Retired
Employees ("LH Plan"), a Deferred  Compensation  Plan ("DCP") and stock option plans.

The ESOP covers all employees who are qualified as to age and length of service. It is a trusteed plan with the entire cost borne by Provident.
All  fund  assets  are  allocated  to  the  participants.   Provident's
contributions   are   discretionary  by  the  directors  of  Provident.
Provident  paid  approximately  $5.9  million,  $8.8  million  and $7.3 million for 2000, 1999 and 1998, respectively.

The PIE Plan, a tax deferred  retirement plan, covers all employees who are  qualified as to age and length of service.  Employees  who wish to participate  in the PIE  Plan  may  contribute  from 1% to 10% of their pre-tax  salaries  (to a maximum  prescribed  by the  Internal  Revenue
Service) to the plan as voluntary contributions.  Provident will make a
matching   contribution   equal  to  25%  of  the   pre-tax   voluntary
contributions  made by the  employees on the first 8% of their  pre-tax salaries  during the plan year. The  contribution  made by Provident is charged  against  earnings as the  employees'  contributions  are made.
Provident  incurred  expense of $1.4  million,  $1.2  million  and $1.0 million for this retirement plan for 2000, 1999 and 1998, respectively.

Provident's LH Plan provides medical coverage as well as life insurance benefits  to  eligible  retirees.  Provident  pays the entire  cost for retirees retiring prior to 1993,  however,  Provident's  responsibility for the  payment of  premiums  is limited to a maximum of two times the monthly premium costs as of the effective date of the LH Plan.  Monthly premiums exceeding the maximum amount payable by Provident shall be the responsibility of the retiree.  Provident may amend or terminate the LH
Plan  at any  time,  without  the  consent  of the  retirees.  Retirees retiring  after  1992 are  responsible  for the  entire  cost of the LH premiums.

The DCP permits participants, selected by the Compensation Committee of the Board of Directors,  to defer  compensation in a manner that aligns their  interests  with  those of  Provident  shareholders  through  the investment of deferred  compensation in Provident Common Stock. The DCP
allows   participants   to  postpone  the  receipt  of  5%  to  50%  of
compensation  until  retirement.  Amounts  deferred  are  invested in a
Provident Bank Stock Account or a Self-Directed Account. Provident will credit the Provident  Bank Stock Account with an amount  dependent upon
Provident's  pre-tax  earnings  per share,  for each share of Provident
Common Stock in the account.  The calculated  credit is charged against
earnings  by  Provident   annually.   Under  the  DCP,  Provident  paid
approximately  $0,  $1.7  million and $1.2  million for 2000,  1999 and
1998, respectively.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provident has Employee Stock Option Plans, an Advisory Directors' Stock
Option Plan and an Outside  Directors'  Stock Option  Plan.  During the
first quarter of 2000,  Provident  established an Employee Stock Option
Plan for the benefit of all Provident  associates not  participating in other stock  option  plans.  The other stock  option  plans are for the benefit of its key employees and  directors.  The Employee Stock Option
Plans made 9.2 million options  available for grant. The options are to be granted, with exercise prices at the approximate market value, as of the date of grant.  Options become exercisable  beginning one year from date of grant  generally  at the  rate of 20% per  year.  The  Advisory
Directors'  Stock Option Plan and Outside  Directors' Stock Option Plan
authorized the issuance of 427,500 and 168,750  options,  respectively.
The terms of these options are  comparable to the terms of the Employee
Stock Option Plans.

The  following  table  summarizes  option  activity for the three years ended December 31, 2000:

                               2000                     1999                     1998
                      ----------------------    ---------------------    ---------------------
                      Weighted                  Weighted                 Weighted
                       Average                   Average                  Average
                      Exercise     Number of    Exercise    Number of    Exercise    Number of
                         Price       Options       Price      Options       Price      Options
----------------------------------------------------------------------------------------------
Outstanding at
 Beginning of Year      $30.00     4,205,113      $27.52    3,747,888      $20.38     4,351,399
  Acquired                   -             -        9.16       12,616           -             -
  Granted                27.29     2,079,600       37.78      761,285       46.81       875,509
  Exercised              17.27      (196,130)      14.46     (219,682)      13.46    (1,099,689)
  Canceled               35.30      (608,218)      27.37      (96,994)      30.97      (379,331)
                        ------     ---------      ------    ---------      ------     ---------
Outstanding at
 End of Year            $28.84     5,480,365      $30.00    4,205,113      $27.52     3,747,888
                        ======     =========      ======    =========      ======     =========

At December 31, 2000, 1999 and 1998,  there were  2,396,315,  2,159,150 and  1,830,112  options  exercisable,  respectively,  having a weighted
average   option  price  per  share  of  $24.26,   $22.04  and  $17.94,
respectively.  The following table summarizes  information  about stock options outstanding at December 31, 2000:

                               Options Outstanding               Options Exercisable
                   ----------------------------------------    -----------------------
                                       Weighted
                                        Average    Weighted                   Weighted
Range of                              Remaining     Average                    Average
Exercise                Number      Contractual    Exercise         Number    Exercise
Prices             Outstanding    Life in Years       Price    Exercisable       Price
--------------------------------------------------------------------------------------
$ 7.95 - $12.00        568,147              1.6      $ 9.00        568,147      $ 9.00
$12.01 - $18.00        549,672              4.1       14.58        549,672       14.58
$18.01 - $27.00      1,601,104              8.0       25.57        440,361       23.78
$27.01 - $40.00      1,768,577              8.3       32.97        372,021       35.76
$40.01 - $54.47        992,865              7.1       46.01        466,114       45.56

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of providing the pro forma disclosures required under SFAS
No. 123, the fair value of stock options granted in 2000, 1999 and 1998 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes  option pricing model was developed for use in estimating  the fair  value of  traded  options  that  have no  vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Provident's stock options have characteristics  significantly  different from those of traded options, and because changes in the subjective input  assumptions can materially
affect  the  fair  value   estimate,   management   believes  that  the
Black-Scholes  model  may not  necessarily  provide a  reliable  single measure of the fair value of its stock options.

The  following  weighted-average  assumptions  were used in the  option pricing model for 2000, 1999 and 1998 respectively:  risk-free interest rates of 6.13%,  5.36% and 5.46%;  dividend yields of 3.00%,  3.50% and
3.00%;  volatility  factors of the expected market price of Provident's
Common  Stock of 26.9%,  24.4% and  23.4% and an  expected  life of the option  of 7 years  for each  year.  Based on  these  assumptions,  the weighted-average  fair value of options  granted in 2000, 1999 and 1998 was $8.78, $9.17 and $12.05, respectively.

No compensation  cost has been recognized for stock option grants.  Had compensation  cost been determined for stock option awards based on the fair values at grant dates as discussed  above,  Provident's net income and earnings per share would have been as follows:

                                             Year Ended December 31,
                                          -----------------------------
(In Thousands, Except Per Share Data)        2000       1999       1998
-----------------------------------------------------------------------
Pro-forma Net Income                      $67,049   $146,142   $119,350
Pro-forma Earnings Per Share:
  Basic                                      1.36       3.08       2.51
  Diluted                                    1.33       2.98       2.42

NOTE 12 - PREFERRED STOCK: In 1991,  Provident issued 371,418 shares of
Non-Voting  Convertible  Preferred Stock to American Financial Group as
partial   consideration   for  the   acquisition   of  Hunter   Savings
Association.  During 1995,  301,146 shares of the Preferred  Stock were converted  into  4,234,865  shares of Common Stock.  As of December 31,
2000 and 1999,  70,272  shares of Preferred  Stock remain  outstanding.
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

                                                            Year Ended December 31,
                                                     -----------------------------------
(In Thousands Except Per Share Data)                      2000         1999         1998
----------------------------------------------------------------------------------------
Basic:
  Net Income                                         $  73,614    $ 150,949    $ 122,427
  Less Preferred Stock Dividends                          (949)        (870)        (790)
                                                     ---------    ---------    ---------
   Income Available to Common Shareholders              72,665      150,079      121,637
  Weighted-Average Common Shares Outstanding            48,744       47,187       47,288
                                                     ---------    ---------    ---------
  Basic Earnings Per Share                           $    1.49    $    3.18    $    2.57
                                                     =========    =========    =========
Diluted:
  Net Income                                         $  73,614    $ 150,949    $ 122,427
  Weighted-Average Common Shares Outstanding            48,744       47,187       47,288
  Assumed Conversion of:
    Convertible Preferred Stock                            988          988          988
    Dilutive Stock Options (Treasury Stock Method)         608          843        1,090
                                                     ---------    ---------    ---------
  Dilutive Potential Common Shares                      50,340       49,018       49,366
                                                     ---------    ---------    ---------
  Diluted Earnings Per Share                         $    1.46    $    3.08    $    2.48
                                                     =========    =========    =========

NOTE 14 - REGULATORY  CAPITAL  REQUIREMENTS:  Provident and its banking subsidiary,  The  Provident  Bank,  are  subject to various  regulatory capital  requirements  administered  by the federal  banking  agencies.
Failure to meet  minimum  capital  requirements  can  initiate  certain mandatory and possibly additional  discretionary  actions by regulators that, if undertaken, could have a direct material effect on Provident's
financial  statements.   Under  capital  adequacy  guidelines  and  the
regulatory  framework  for  prompt  corrective  action,  Provident  and
Provident  Bank must meet  specific  capital  guidelines  that  involve
quantitative   measures   of  its  assets,   liabilities   and  certain
off-balance  sheet  items as  calculated  under  regulatory  accounting practices.  Capital  amounts  and  classification  are also  subject to
qualitative   judgments  by  the  regulators  about  components,   risk
weightings and other factors.

Quantitative  measures  established  by  regulation  to ensure  capital adequacy  require  Provident  and  Provident  Bank to maintain  minimum ratios of 4.00% for Tier 1 capital to average assets,  4.00% for Tier 1 capital to risk-weighted assets, and 8.00% for total risk-based capital to  risk-weighted  assets.  As of  December  31,  2000,  Provident  and
Provident Bank meet all capital requirements to which it is subject.

As of December 31, 2000,  Provident and Provident Bank's capital ratios were  categorized as well  capitalized for regulatory  purposes.  To be categorized  as well  capitalized,  Provident and  Provident  Bank must maintain  minimum ratios of 5.00% for Tier 1 capital to average assets,
6.00% for Tier 1 capital to risk-weighted  assets, and 10.00% for total
risk-based  capital  to  risk-weighted   assets.  There  have  been  no
subsequent  conditions or events which management believes have changed the institutions' status.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents  Provident and Provident Bank's regulatory capital information at December 31:

                                                      2000                    1999
                                              -------------------     -------------------
(Dollars in Thousands)                            Amount    Ratio         Amount    Ratio
-----------------------------------------------------------------------------------------
Tier 1 Capital (to Average Assets):
   Provident (Consolidated)                   $1,242,389     9.56%    $1,112,059    10.87%
   The Provident Bank                            983,031     7.64        901,962     9.40
Tier 1 Capital (to Risk-Weighted Assets):
   Provident (Consolidated)                    1,242,389     9.18      1,112,059     9.97
   The Provident Bank                            983,031     7.32        901,962     8.42
Total Risk-Based Capital
 (to Risk-Weighted Assets):
   Provident (Consolidated)                    1,502,512    11.10      1,330,872    11.93
   The Provident Bank                          1,491,476    11.10      1,219,127    11.38

NOTE 15 - ASSET  SECURITIZATION  SALES:  During  2000,  1999 and  1998,
Provident   sold  $1.4   billion,   $3.0  billion  and  $1.5   billion,
respectively,  of loans and leases in  securitization  transactions.  A summary of gains  recognized  on  securitizations  structured  as sales follows:

(In Thousands)                         2000      1999      1998
---------------------------------------------------------------
Non-Cash Gains:
  Nonconforming Residential Loans   $30,291   $73,304   $36,337
  Prime Home Equity Loans             4,156     5,758     4,733
  Credit Card Loans                       -     3,993         -
                                    -------   -------   -------
                                     34,447    83,055    41,070
Cash Gains - Equipment Leases         9,083    13,164    13,429
                                    -------   -------   -------
    Total Gains                     $43,530   $96,219   $54,499
                                    =======   =======   =======

For securitizations  structured as sales,  Provident retained servicing responsibilities and subordinated interests.  Provident receives annual servicing fees approximating  0.50% (for nonconforming  residential and prime  home  equity  loans)  and 0.75%  (for  equipment  leases) of the outstanding balance. Provident also possesses the rights to future cash flows  arising after the  investors of the  securitization  trusts have received the return for which they contracted,  referred to as retained interests in securitized  assets  ("RISAs").  RISAs are  subordinate to investors  of the  securitization  trust  with  its  value  subject  to
prepayment  and  interest  rate  risks  on  the   transferred   assets.
Components  of  the  RISAs,   which  are  included  within   investment
securities on the balance sheet, follow:

                                           December 31, 2000             December 31, 1999
                                      ---------------------------   ---------------------------
                                      Nonconforming         Prime   Nonconforming         Prime
(In Thousands)                          Residential   Home Equity     Residential   Home Equity
-----------------------------------------------------------------------------------------------
Estimated Cash Flows of Underlying
  Loans, Net of Payments to
  Certificate Holders                   $ 402,122       $  29,117       $ 497,560     $  32,270
Less:
  Estimated Credit Loss (1)                (6,045)           (275)        (19,904)         (711)
  Servicing and Insurance Expense         (46,650)         (4,026)        (54,918)       (4,569)
  Discount to Present Value               (47,324)         (1,892)        (66,538)       (3,235)
                                        ---------       ---------       ---------     ---------
Carrying Value of RISA                  $ 302,103       $  22,924       $ 356,200     $  23,755
                                        =========       =========       =========     =========

(1) Only the pre-1998 securitizations  provide for estimated credit losses within the cash flows  of the RISAs.  Credit losses  for securitizations  beginning in 1998  have been provided  for  in  the cash reserve accounts discussed below.  The carrying  value  on nonconforming residential RISAs, net of all loss estimates, is $201.9 million.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provident has provided for credit  enhancements to its  securitizations structured  as  sales  in the form of cash  reserve  accounts  that are
funded  at  closing.   The  cash  reserve  accounts  are  funded  at  a
significantly  higher balance than the level of estimated credit losses to improve the credit grade of the  securitization  and thereby  reduce the rate paid to investors of the securitization  trust.  Credit losses are absorbed  directly  into the cash reserve  accounts.  The remaining funds not used to cover such losses are returned to Provident  over the term of the  securitization.  Provident  estimates  the  amount  of all credit  losses  based  upon  loan  credit  grades,  collateral,  market conditions and other pertinent factors. Cash reserve accounts that earn interest are recorded as investment securities and accounts that do not earn interest are recorded as receivables from  securitization  trusts.
Detail of the cash reserve accounts, net of loss estimates, at December
31 were as follows:

                                            Cash         Loss     Net Cash
(In Thousands)                          Reserves    Estimates     Reserves
--------------------------------------------------------------------------
2000:
 Nonconforming Residential Loans (1)   $ 467,413    $(100,224)   $ 367,189
 Equipment Leases                         61,972      (12,249)      49,723
 Prime Home Equity Loans (1)              29,450       (1,171)      28,279
 Credit Card                              29,700            -       29,700
                                       ---------    ---------    ---------
                                       $ 588,535    $(113,644)   $ 474,891
                                       =========    =========    =========
1999:
 Nonconforming Residential Loans       $ 358,101    $ (79,664)   $ 278,437
 Equipment Leases                         35,583       (8,678)      26,905
 Prime Home Equity Loans                  21,136       (1,312)      19,824
 Credit Card                              30,056            -       30,056
                                       ---------    ---------    ---------
                                       $ 444,876    $ (89,654)   $ 355,222
                                       =========    =========    =========

(1)Total loss estimates,  including  those contained  within the RISAs, are $106.3  million  for  nonconforming  residential  loans and $1.4 million for prime home equity loans as of December 31, 2000.

Various  economic  assumptions are used in the measurement of RISAs and
loss   estimates  of  cash  reserve   accounts.   As  of  the  date  of
securitization,  the key assumptions used for securitizations completed during the year indicated are as follows:

                                  Nonconforming                        Prime                          Equipment
                                   Residential                      Home Equity                        Leasing
                           ---------------------------      ---------------------------      ---------------------------
                            2000       1999       1998       2000       1999       1998       2000       1999       1998
------------------------------------------------------------------------------------------------------------------------
Prepayment Speed:
  Initial Rate             13.73%     13.41%     12.88%     10.00%     10.00%     10.00%       n/a        n/a        n/a
  Peak Rate                35.00%     35.00%     32.95%     30.00%     30.00%     30.00%       n/a        n/a        n/a
  Weighted Average
   Life (in years)           2.4        2.4        2.7        2.1        2.1        2.0        n/a        n/a        n/a
Estimated Credit
 Losses:
  Annual Basis              1.14%      1.10%      0.99%      0.20%      0.20%      0.20%      1.00%      1.00%      1.00%
  Percentage of
   Original Balance         2.84%      2.70%      2.70%      0.47%      0.40%      0.36%      2.00%      2.00%      1.92%
Discount Rate              12.00%     12.00%     12.04%     12.00%     12.00%     10.00%      8.00%      8.00%     12.00%

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following  sensitivity  table  provides the effects of an immediate
10% and 20% adverse  change to key  economic  assumptions  on RISAs and cash reserve accounts as of December 31, 2000:

                                                     Nonconforming          Prime   Equipment
(Dollars in Millions)                                  Residential    Home Equity     Leasing
---------------------------------------------------------------------------------------------
Peak Prepayment Speed Assumption (Annual Rate)(1)          26% CPR        36% CPR         n/a
 Impact on Fair Value of 10% Adverse Change               $ (15.3)        $ (1.9)         n/a
 Impact on Fair Value of 20% Adverse Change               $ (30.5)        $ (3.1)         n/a

 Estimated Credit Loss Assumption(1)
  (Percentage of Original Balance)                           3.00%          0.30%        3.08%
 Impact on Fair Value of 10% Adverse Change               $ (13.5)        $ (0.3)       $(1.2)
 Impact on Fair Value of 20% Adverse Change               $ (26.9)        $ (0.5)       $(2.5)

 RISA Discount Rate(1)                                      12.00%         10.77%         n/a
 Impact on Fair Value of 10% Adverse Change               $  (7.9)        $ (0.2)         n/a
 Impact on Fair Value of 20% Adverse Change               $ (15.5)        $ (0.5)         n/a

(1) The  assumptions  used at  the time  of securitization  and the  assumptions  used in subsequently measuring  the carrying amount / fair value of the RISA and cash reserve accounts, while not the same, are conservative estimates at different points in time.

These  sensitivities  are hypothetical and should be used with caution.
The effect of a variation in a particular  assumption on the fair value of the RISA and cash reserve  accounts is calculated  without  changing any other assumption;  in reality,  changes in one factor may result in
changes  in   another,   which   might   magnify  or   counteract   the
sensitivities.

The table below summarizes certain cash flows received from and paid to securitization trusts:

                                                        Year Ended December 31
                                              -----------------------------------------
(In Thousands)                                       2000           1999           1998
---------------------------------------------------------------------------------------
Proceeds From New Securitizations             $ 1,412,303    $ 2,723,810    $ 1,454,426
Cash Flows Received from Interests Retained       130,720         88,490         19,094
Servicing Fees Received                            10,464         14,815         21,293
Prepayment and Late Fees Received                  13,365          8,345          4,793
Net Servicing Advances                            (44,246)       (28,050)        (6,161)

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The   following   table   presents   quantitative   information   about
delinquencies,  net credit  losses and  components of  securitized  and portfolio loans and leases:

                                              2000                                        1999
                          ----------------------------------------    ----------------------------------------
                          Nonconforming   Prime Home     Equipment    Nonconforming   Prime Home     Equipment
(Dollars in Thousands)    Residential         Equity        Leases    Residential         Equity        Leases
--------------------------------------------------------------------------------------------------------------
Average Assets:
  Securitized and Sold    $3,665,639      $  452,213    $  383,804    $2,361,001      $  309,624    $  270,384
  Portfolio                  345,397         160,187       177,728       349,299         113,967       104,048
                          ----------      ----------    ----------    ----------      ----------    ----------
   Total Managed Assets   $4,011,036      $  612,400    $  561,532    $2,710,300      $  423,591    $  374,432
                          ==========      ==========    ==========    ==========      ==========    ==========
Year-End Assets:
  Securitized and Sold    $3,625,033      $  471,873    $  359,457    $3,393,179      $  398,882    $  298,161
  Portfolio                  781,861         238,162       325,281        97,570          90,793       165,265
                          ----------      ----------    ----------    ----------      ----------    ----------
   Total Managed Assets   $4,406,894      $  710,035    $  684,738    $3,490,749      $  489,675    $  463,426
                          ==========      ==========    ==========    ==========      ==========    ==========
Net Charge-Offs:
   Total Managed Assets   $   31,582      $    1,406    $    9,096    $   19,493      $    1,144    $   10,128
                          ==========      ==========    ==========    ==========      ==========    ==========
Net Charge-Offs to
 Average Assets:
   Total Managed Assets         0.79%           0.23%         1.62%         0.72%           0.27%         2.70%
                          ==========      ==========    ==========    ==========      ==========    ==========
30 Days or More
 Delinquencies to
 Year-End Assets:
   Total Managed Assets        11.05%           0.49%         4.20%         8.28%           1.28%         3.26%
                          ==========      ==========    ==========    ==========      ==========    ==========

NOTE  16  -  MERGER  AND  RESTRUCTURING  CHARGES:  In  connection  with
Provident's  acquisition of Fidelity Financial,  direct-merger  related and other  post-merger  business  line  restructuring  charges of $39.3 million were recorded  during the first quarter of 2000.  These charges included  non-cash  write-downs of assets  totaling  $26.7  million.  A charge of $5.1  million was taken on the  write-down  of fixed  assets, primarily  from the  closing  and  consolidation  of  banking  centers.
Balance  sheet  restructuring,  consisting  primarily  of the  sale and write-down of acquired  residential  loans and  investment  securities, accounted for the remaining $21.6 million of these non-cash charges.

The  merger  and  restructuring  charges  also  included  cash  outlays totaling  $12.6  million.  The  largest  of the  cash  outlays  was for
severance   costs   totaling  $8.6  million.   Additionally,   contract
termination  charges,  primarily from lease buyout agreements on rented facilities, of $2.3 million were expensed.  Finally,  professional fees in  connection  with the  acquisition  of  Fidelity  Financial  of $1.7 million were incurred. As of December 31, 2000,  substantially all cash outlays had been paid.

NOTE 17 - LINE OF BUSINESS REPORTING:  Provident's three major business lines,  referred to as Commercial Banking,  Retail Banking and Mortgage
Banking,  are  based on the  products  and  services  offered,  and its management  structure.  Commercial  Banking  offers  a  full  range  of commercial  lending and  financial  products  and services to corporate businesses. Retail Banking provides consumer lending, deposit accounts, trust,  brokerage and investment products and services to consumers and small businesses.  Mortgage Banking originates and services  conforming
and   nonconforming   residential   loans  to  consumers  and  provides
short-term financing to mortgage originators and brokers.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial  results are  determined  based on an  assignment  of balance sheet  and  income  statement  items  to  each  business  line.  Equity allocations are made based on various risk measurements of the business line. A matched  funded  transfer  pricing  process is used to allocate interest  income and expense  among the business  lines.  Provision for loan and lease losses are charged to business  lines based on its level
of  net   charge-offs   and  the   size  of  its   lending   portfolio.
Activity-based  costing  is used to  allocate  expenses  for  centrally provided services.

Selected  financial  information is included in the following table for
Provident's  three major lines of  business  for the past three  years.
Corporate  Center  represents  income and expenses not allocated to the major business lines,  gain/loss on the sale of investment  securities, and any nonrecurring business revenues and expenses. Prior periods have been  restated to conform  with the  current  business  line  reporting structure and current  methodology  of  allocating  revenue and expense between business lines.

(In Millions)                           2000        1999      1998
------------------------------------------------------------------
Total Revenue:
  Commercial Banking                 $ 291.3    $  251.5   $ 252.4
  Retail Banking                       254.2       232.3     191.2
  Mortgage Banking                      96.4       125.4      79.9
  Corporate Center                        .2          .1      13.0
                                     -------    --------   -------
                                     $ 642.1    $  609.3   $ 536.5
                                     =======    ========   =======
Net Income:
  Commercial Banking                 $  60.8    $   69.8   $  92.4
  Retail Banking                        37.0        44.1      17.3
  Mortgage Banking                       2.7        39.7      18.5
  Corporate Center                        .1         -         8.5
  Merger and Restructuring Charges     (27.0)       (2.7)    (14.3)
                                     -------    --------   -------
                                     $  73.6    $  150.9   $ 122.4
                                     =======    ========   =======
Average Assets:
  Commercial Banking                 $ 5,458    $ 4,553    $ 3,961
  Retail Banking                       2,397      1,746      1,655
  Mortgage Banking                     1,248        647        540
  Corporate Center                     3,042      2,924      2,606
                                     -------    -------    -------
                                     $12,145    $ 9,870    $ 8,762
                                     =======    =======    =======

NOTE 18 -  OFF-BALANCE  SHEET  FINANCIAL  INSTRUMENTS:  Provident  uses financial  instruments  with  off-balance  sheet  risk  to  manage  its interest rate risk. These financial  instruments  include interest rate derivatives  such as  interest  rate  swaps,  interest  rate  caps  and interest  rate  floors  along  with  commitments  to extend  credit and standby  letters of credit.  These  instruments  may involve credit and
interest  rate  risk  in  excess  of  the  amount   recognized  in  the
consolidated balance sheet.

Interest  Rate  Swaps,  Caps  and  Floors:   Interest  rate  swaps  are
agreements  between two parties to exchange  periodic interest payments that are calculated on a notional  principal  amount.  Provident enters into swaps to  synthetically  alter the  repricing  characteristics  of
specific    assets,    liabilities   and    off-balance    sheet   loan
securitizations.   As  only  interest  payments  are  exchanged,   cash
requirements and credit risk are  significantly  less than the notional amounts.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest rate caps protect  against the impact of rising interest rates on interest-bearing financial instruments. When interest rates go above a cap's strike rate,  the cap provides for receipt of payments based on its notional  amount.  Interest rate floors work  similarly to interest rate caps, however,  floors protect interest earning assets against the impact of falling interest rates.

Interest rate derivative instruments have a credit risk component based on the ability of a counterparty  to meet the  obligations to Provident under the terms of the instruments.  Notional principal amounts express the volume of the transactions,  but Provident's  potential exposure to credit  risk is limited  only to the market  value of the  instruments.
Provident  manages  its  credit  risk  in  these  instruments   through
counterparty  credit  policies.  At December  31, 2000,  Provident  had bilateral  collateral  agreements  in place  with  its  counterparties, against  which  Provident  has  pledged  investment  securities  with a carrying  value of $108 million as  collateral.  There were no past due amounts on any instruments as of December 31, 2000. Provident has never experienced a credit loss related to these instruments.

As noted  earlier,  the interest rate  derivatives  are hedged  against specific financial instruments. A summary of the notional amount of the interest  rate  derivatives,  as segregated  by its related  hedge,  at
December 31 follows:

                                       Interest Rate Swaps
                                       -------------------     Interest Rate Caps    Interest
                                       Receive         Pay    -------------------        Rate
(In Millions)                            Fixed       Fixed    Purchased      Sold      Floors
---------------------------------------------------------------------------------------------
At December 31, 2000:
  Off-Balance Sheet Securitizations       $338      $1,966      $ 2,167    $2,167      $    -
  Certificates of Deposit                2,412           -            -         -           -
  Long-Term / Subordinated Debt            748         797          696       696           -
  Premium Index Deposits                     -         195            -         -           -
  Loans / Securities                         -          47            -         -       2,000
  For Customers' Purposes                    -           -           48         -           -
                                        ------      ------      -------    ------      ------
    Totals                              $3,498      $3,005      $ 2,911    $2,863      $2,000
                                        ======      ======      =======    ======      ======
At December 31, 1999:
  Off-Balance Sheet Securitizations        $ -      $1,378      $ 1,531    $1,531      $    -
  Certificates of Deposit                1,903           -            -         -           -
  Long-Term / Subordinated Debt            709           -            -         -           -
  Loans / Securities                         -         482            -         -           -
  For Customers' Purposes                    -           -           30         -           -
                                        ------      ------      -------    ------      ------
    Totals                              $2,612      $1,860      $ 1,561    $1,531      $    -
                                        ======      ======      =======    ======      ======

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary  information with respect to the interest rate derivatives used to manage  Provident's  interest rate  sensitivity at December 31, 2000 follows:

                            Interest Rate Swaps
                            -------------------     Interest Rate Caps     Interest
                            Receive         Pay    -------------------         Rate
(In Millions)                 Fixed       Fixed    Purchased      Sold       Floors
-----------------------------------------------------------------------------------
Notional Amount             $ 3,498     $ 3,005      $ 2,911   $ 2,863      $ 2,000
Unrealized Gross Gains           26           1           29         -           13
Unrealized Gross Losses         (45)        (46)           -       (32)           -
Weighted Average:
  Receive Rate                 6.33%       6.63%         n/a       n/a          n/a
  Pay Rate                     6.23%       6.69%         n/a       n/a          n/a
  Strike Rate                   n/a         n/a         8.99%     8.99%  6.00%;5.25%
  Life (in years)              12.0         7.2         13.9      14.1          5.0

(1) Provident has purchased and sold an interest rate floor with matching notional amounts and terms except for the strike prices. In the fourth quarter of 2000,
    Provident  entered into a series of  interest rate floor agreements to  manage the  interest rate risk  associated with its  off-balance sheet  mortgage loan securitization  activities.  The agreements  have a  purchase strike  rate  of
    6.00% and a sale strike rate of 5.25%.

The  expected   notional   maturities  of  Provident's   interest  rate
derivative portfolio at December 31, 2000 are as follows:

                        Interest Rate Swaps
                        -------------------     Interest Rate Caps    Interest
                        Receive         Pay    -------------------        Rate
(In Millions)             Fixed       Fixed    Purchased      Sold      Floors      Total
-----------------------------------------------------------------------------------------
Less than 1 Year        $    75     $   637      $     -    $    -      $    -    $   712
From 1 to 5 Years           736         321           48         -       2,000      3,105
From 5 to 10 Years          398       1,216            -         -           -      1,614
From 10 to 15 Years       1,337         831        2,515     2,515           -      7,198
More than 15 Years          952           -          348       348           -      1,648
                        -------     -------      -------    ------      ------    -------
  Total                 $ 3,498     $ 3,005      $ 2,911    $2,863      $2,000    $14,277
                        =======     =======      =======    ======      ======    =======

Credit Risk Transfer  Transaction:  During the fourth  quarter of 2000,
Provident   entered  a  Credit  Risk   Transfer   Transaction   with  a
counterparty. Under this transaction,  Provident transferred 98% of the credit risk on a $1.8 billion auto lease  portfolio,  while retaining a
2% first-loss position. As a result of this transaction,  Provident was able to lower its credit  concentration  in auto leasing while reducing its regulatory capital requirements.

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

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(In Millions)                      2000       1999
--------------------------------------------------
Commitments to Extend Credit     $2,519     $2,068
Standby Letters of Credit           213        131

NOTE 19 - TRANSACTIONS  WITH AFFILIATES:  At December 31, 2000, Carl H.
Lindner,  members of his immediate family and trusts for their benefit, owned 45% of American Financial Group's Common Stock. This group, along with  Carl H.  Lindner's  siblings  and  their  families  and  entities controlled  by them, or  established  for their  benefit,  owned 49% of
Provident's  Common Stock.  Provident  leases its home office space and other  office space from a trust,  for the benefit of a  subsidiary  of
American  Financial Group.  Rentals charged by American Financial Group and  affiliates  for the years ended  December 31, 2000,  1999 and 1998 amounted to $3.0 million, $2.5 million and $2.3 million, respectively.

Provident has had certain transactions with various executive officers, directors and principal  holders of equity  securities of Provident and its subsidiaries and entities in which these  individuals are principal owners.  Various loans and leases have been made as well as the sale of commercial paper and repurchase agreements to these persons. Such loans and leases to these persons aggregated  approximately $42.5 million and
$61.0 million at December 31, 2000 and 1999, respectively. During 2000, new  loans  and  leases  aggregating  $14.2  million  were made to such parties and loans and leases aggregating $32.7 million were repaid. All of the loans and leases were made at market  interest rates and, in the opinion of management,  all amounts are fully collectible.  At December
31, 2000 and 1999,  these  persons held  Provident's  commercial  paper
amounting   to   $16.7   million   and   $20.0 million,   respectively.
Additionally,  repurchase agreements in the amount of $12.8 million and
$4.8 million  had been sold to these  persons at December  31, 2000 and
1999,  respectively.  All of these transactions were at market interest rates.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - FAIR  VALUE OF  FINANCIAL  INSTRUMENTS:  Carrying  values and estimated fair values for certain financial  instruments as of December
31 are shown in the  following  table.  In cases  where  quoted  market prices are not  available,  fair  values are based on  estimates  using present  value or other  valuation  techniques.  Those  techniques  are significantly  affected by the assumptions used, including the discount rate and  estimates of future cash flows.  Because no secondary  market exists for many of Provident's assets and liabilities, the derived fair values are calculated estimates, and the fair values provided herein do not  necessarily  represent  the actual values which may be realized in the disposition of these instruments.  The aggregate fair value amounts presented do not represent the underlying  value of Provident.  What is presented below is a point-in-time valuation that is affected, in part,
by   unrealized   gains  and   losses   resulting   from   management's
implementation  of its program to manage overall interest rate risk. It is not management's  intention to immediately  dispose of a significant portion of its financial  instruments.  As a result, the following fair value  information  should not be  interpreted  as a forecast of future earnings and cash flows.

                                           2000                          1999
                               --------------------------    --------------------------
                                  Carrying           Fair       Carrying           Fair
(In Thousands)                       Value          Value          Value          Value
---------------------------------------------------------------------------------------
Financial Assets:
  Cash and Cash Equivalents    $   369,028    $   369,028    $   376,143    $   376,143
  Trading Account Securities        41,949         41,949              -              -
  Loans Held for Sale              206,168        206,168              -              -
  Investment Securities          3,013,621      3,013,621      2,111,037      2,111,037
  Loans and Leases               9,076,906      9,094,744      7,010,913      6,856,898
  Less: Reserve for Losses        (154,300)             -        (94,045)             -
                                 ---------      ---------      ---------      ---------
    Net Loans and Leases         8,922,606      9,094,744      6,916,868      6,856,898
Financial Liabilities:
  Deposits                       8,829,110      8,772,651      7,229,988      7,052,155
  Short-Term Debt                  639,023        639,023        977,835        977,835
  Long-Term Debt and Junior
    Subordinated Debentures      3,103,732      3,132,238      1,170,890      1,131,985
Off-Balance Sheet
 Financial Instruments:
  Interest Rate Swaps                    -        (63,785)             -       (136,320)
  Interest Rate Caps                     -         (2,523)             -             44
  Interest Rate Floors                   -         12,889              -              -

The  following  methods  and  assumptions  were  used by  Provident  in estimating its fair value disclosures for financial instruments:

   Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments  approximate those assets'
   fair values.

   Trading account securities and investment securities: Fair values for trading  account  securities and investment  securities are based on quoted market prices,  where available.  If quoted market prices are not  available,  fair  values are based on quoted  market  prices of comparable instruments.  Retained interests in securitized assets is
   valued   using   discounted   cash  flow   techniques.   Significant
   assumptions used in the valuation are presented in Note 15.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Loans and leases: For variable-rate loans that reprice frequently and with no significant  change in credit risk, fair values are based on carrying values.  The fair values for certain  residential  mortgage loans and other  consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization  transactions, adjusted for  differences in loan  characteristics.  The fair values for other loans and leases are estimated using  discounted cash flow analyses and interest  rates  currently  being offered for loans and leases with similar  terms to borrowers of similar  credit  quality.
   The fair values disclosed for loans held for sale are equal to their carrying amounts.

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

   Off-balance sheet financial instruments: Fair value for interest rate swaps, caps and floors is based upon current market quotes.

NOTE 21 - ADDITIONAL INFORMATION:

LEGAL CONTINGENCIES: Provident is subject to litigation in the ordinary course of business.  Management  does not expect such  litigation  will have a material adverse effect on Provident's financial position.

RESTRICTIONS ON CASH AND NONINTEREST BEARING DEPOSITS:  Federal Reserve
Board  regulations  require that The Provident  Bank  maintain  certain minimum reserve balances.  The average amount of those reserve balances for the year ended December 31, 2000, was approximately $63.8 million.

OTHER REAL ESTATE  OWNED:  At December 31, 2000 and 1999,  the carrying value of other real  estate and  equipment  owned was $8.8  million and
$3.9 million, respectively.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The  subsidiaries  and their total  assets as of December  31, 2000 and
1999 follow (in thousands):

                                                        December 31,
                                                    -------------------
Subsidiary                                              2000       1999
-----------------------------------------------------------------------
Provident Auto Rental LLC (2000-1)                  $381,754   $      -
Provident Auto Leasing Company                       376,631    447,388
Provident Lease Receivables Company LLC              233,566     74,768
Provident Auto Rental LLC 1999-1                     174,763    180,485
Provident Auto Rental Company LLC 1998-2              34,556     27,745
Provident Auto Rental Company LLC 1998-1              31,291     30,851
Provident Auto Rental LLC (2000-2)                    24,236          -
Provident Auto Rental Company, LLC (1999-PRU)              -     89,207

The  above  amounts   include   items  which  are   eliminated  in  the
Consolidated Financial Statements.

RESTRICTIONS  ON TRANSFER  OF FUNDS FROM  SUBSIDIARIES  TO PARENT:  The
transfer  of funds by The  Provident  Bank to the parent as  dividends, loans or advances is subject to various laws and regulations that limit the  amount  of such  transfers  that  can be made  without  regulatory approval.  The maximum amount available for dividend  distribution that may be paid in 2001 by Provident Bank to its parent without approval is approximately $128.0 million, plus 2001 net income. Pursuant to Federal
Reserve and State  regulations,  the  maximum  amount  available  to be loaned to affiliates (as defined), including their Parent, by Provident
Bank, was  approximately  $158.4 million to any single  affiliate,  and
$316.9  million to all  affiliates  combined of which $42.7 million was loaned at December 31, 2000.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARENT  COMPANY  FINANCIAL  INFORMATION:  Parent Company only condensed financial  information  for  Provident  Financial  Group,  Inc.  is  as follows:

                      BALANCE SHEETS (PARENT ONLY)

                                                        December 31,
                                                  -----------------------
(In Thousands)                                          2000         1999
-------------------------------------------------------------------------
ASSETS
  Cash and Cash Equivalents                       $   94,336   $  153,530
  Investment Securities Available for Sale           299,323      186,147
  Investment in Subsidiaries:
    Banking                                        1,062,679      984,690
    Non-Banking                                       11,613        7,755
  Premises and Equipment                                   9        1,437
  Accounts Receivable from Banking Subsidiaries            -       28,448
  Other Assets                                       103,013       36,694
                                                  ----------   ----------
                                                  $1,570,973   $1,398,701
                                                  ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Accounts Payable to Banking Subsidiaries      $   28,214          $ -
    Other Accounts Payable and Accrued Expenses       23,963       41,908
    Commercial Paper                                 187,090      201,784
    Long-Term Debt                                     1,245        1,759
    Junior Subordinated Debentures                   339,678      227,028
                                                  ----------   ----------
      Total Liabilities                              580,190      472,479
  Shareholders' Equity                               990,783      926,222
                                                  ----------   ----------
                                                  $1,570,973   $1,398,701
                                                  ==========   ==========

                   STATEMENTS OF INCOME (PARENT ONLY)

                                                         Year Ended December 31,
                                                     ------------------------------
(In Thousands)                                           2000       1999       1998
-----------------------------------------------------------------------------------
Income:
  Dividends from Banking Subsidiaries                $ 37,000   $ 60,000   $ 51,000
  Interest Income from Banking Subsidiaries            13,232      8,869      4,899
  Other Interest Income                                 4,951      5,504     10,097
  Noninterest Income                                    5,712      1,976      1,748
                                                     --------   --------   --------
                                                       60,895     76,349     67,744
Expenses:
  Interest Expense                                     34,795     24,934     22,088
  Noninterest Expense                                   2,668      3,030      4,684
                                                     --------   --------   --------
                                                       37,463     27,964     26,772
                                                     --------   --------   --------
Income Before Taxes and Equity in Undistributed
  Net Income of Subsidiaries                           23,432     48,385     40,972
Applicable Income Tax Credits                           6,624      4,439      4,157
                                                     --------   --------   --------
Income Before Equity in Undistributed Net Income
  of Subsidiaries                                      30,056     52,824     45,129
Equity in Undistributed Net Income of Subsidiaries     43,558     98,125     77,298
                                                     --------   --------   --------
Net Income                                           $ 73,614   $150,949   $122,427
                                                     ========   ========   ========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 STATEMENTS OF CASH FLOWS (PARENT ONLY)

                                                       Year Ended December 31,
                                                 -----------------------------------
(In Thousands)                                        2000         1999         1998
------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                      $  73,614    $ 150,949    $ 122,427
 Adjustment to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Net Income from Subsidiaries                    (80,558)    (158,125)    (128,298)
   Cash Dividends Received From Subsidiaries        37,000       60,000       51,000
   Amortization of Goodwill and Other                  805          799          690
   Depreciation of Premises and Equipment                7           31           36
   Tax Benefit Received from Exercise
    of Stock Options                                   513        1,613       12,827
   Realized Investment Security (Gains) Losses         493          (63)          29
   (Increase) Decrease in Interest Receivable           39       (1,913)         (48)
   (Increase) Decrease in Other Assets             (41,454)      18,321      (24,472)
   Increase (Decrease) in Interest Payable              76         (129)         (27)
   Increase in Other Liabilities                    10,193        4,410       26,823
                                                 ---------    ---------    ---------
    Net Cash Provided by Operating Activities          728       75,893       60,987
                                                 ---------    ---------    ---------
Investing Activities:
 Investment Securities Available for Sale:
  Proceeds from Sales                              129,648      115,829       10,202
  Proceeds from Maturities and Prepayments          87,358       17,996       43,252
  Purchases                                       (330,583)    (171,683)     (34,603)
 Net Decrease in Premises and Equipment              1,421            -            -
                                                 ---------    ---------    ---------
  Net Cash Provided by (Used In) Investing
   Activities                                     (112,156)     (37,858)      18,851
                                                 ---------    ---------    ---------
Financing Activities:
 Net Increase (Decrease) in Short-Term Debt        (14,694)     (43,507)      43,273
 Principal Payments on Long-Term Debt              (74,764)        (914)        (788)
 Proceeds from Issuance of Long-Term Debt and
  Junior Subordinated Debentures                   186,706      124,984        1,492
 Cash Dividends Paid                               (47,738)     (40,970)     (37,869)
 Purchase of Treasury Stock                              -       (8,645)     (21,425)
 Proceeds from Exercise of Stock Options             3,388        3,074       13,164
 Contribution to Subsidiaries                       (3,480)    (112,478)           -
 Net Increase in Other Equity Items                  2,816          481            -
                                                 ---------    ---------    ---------
  Net Cash Provided by (Used In) Financing
   Activities                                       52,234      (77,975)      (2,153)
                                                 ---------    ---------    ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                  (59,194)     (39,940)      77,685
Cash and Cash Equivalents at Beginning of Year     153,530      193,470      115,785
                                                 ---------    ---------    ---------
 Cash and Cash Equivalents at End of Year        $  94,336    $ 153,530    $ 193,470
                                                 =========    =========    =========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SUPPLEMENTARY DATA

Quarterly Consolidated Results of Operations - (Unaudited)
----------------------------------------------------------

The following are quarterly  consolidated results of operations for the two years ended December 31, 2000.

                                           Fourth        Third       Second        First
(In Thousands Except Per Share Data)      Quarter      Quarter      Quarter      Quarter
----------------------------------------------------------------------------------------
2000:
 Total Interest Income                  $ 276,982    $ 238,454    $ 233,616    $ 221,929
 Total Interest Expense                  (171,781)    (143,187)    (139,313)    (128,727)
                                         ---------    ---------    ---------    ---------
  Net Interest Income                     105,201       95,267       94,303       93,202
 Provision for Loan and Lease Losses      (69,331)     (42,550)      (9,700)      (9,700)
                                        ---------    ---------    ---------    ---------
   Net Interest Income After Provision
   for Loan and Lease Losses               35,870       52,717       84,603       83,502
 Noninterest Income                        62,489       52,452       70,283       68,938
 Noninterest Expense                      (96,831)     (88,151)     (84,905)    (123,022)
                                        ---------    ---------    ---------    ---------
  Income Before Income Taxes                1,528       17,018       69,981       29,418
 Applicable Income Taxes                     (528)      (6,065)     (25,092)     (12,646)
                                        ---------    ---------    ---------    ---------
  Net Income                            $   1,000    $  10,953    $  44,889    $  16,772
                                        =========    =========    =========    =========
 Net Earnings Per Common Share:
  Basic                                 $     .02    $     .22    $     .92    $     .34
  Diluted                                     .02          .22          .89          .33
  Cash Dividends                              .24          .24          .24          .24

1999:
 Total Interest Income                  $ 196,860    $ 184,887    $ 177,064    $ 171,904
 Total Interest Expense                  (109,163)    (100,065)     (92,130)     (92,725)
                                        ---------    ---------    ---------    ---------
  Net Interest Income                      87,697       84,822       84,934       79,179
 Provision for Loan and Lease Losses      (10,807)     (16,485)      (8,150)     (12,975)
                                        ---------    ---------    ---------    ---------
  Net Interest Income After Provision
   for Loan and Lease Losses               76,890       68,337       76,784       66,204
 Noninterest Income                        72,047       76,214       59,345       65,058
 Noninterest Expense                      (84,520)     (83,978)     (78,133)     (80,359)
                                        ---------    ---------    ---------    ---------
  Income Before Income Taxes               64,417       60,573       57,996       50,903
 Applicable Income Taxes                  (22,803)     (21,337)     (20,432)     (18,368)
                                        ---------    ---------    ---------    ---------
  Net Income                            $  41,614    $  39,236    $  37,564    $  32,535
                                        =========    =========    =========    =========
 Net Earnings Per Common Share:
  Basic                                 $     .87    $     .83    $     .79    $     .69
  Diluted                                     .84          .80          .77          .67
  Cash Dividends                              .22          .22          .22          .22

Quarterly  earnings  per share  numbers do not  necessarily  add to the year-to-date amounts due to rounding.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

                                PART III

The  following  items are  incorporated  by  reference  to  Provident's definitive proxy statement to be filed with the Commission  pursuant to
Regulation  14A within 120 days after the close of  Provident's  fiscal year ending December 31, 2000:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) 1. See Index to Financial  Statements  on page 36 for a list of all financial statements filed as a part of this report.

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
            between Provident and the
            Bank of New York, as
            Indenture Trustee

    10.2    Amended and Restated         Incorporated by reference to
            Declaration of Trust of      Exhibit 4.3 on Form 8-K dated
            Provident Capital Trust      November 27, 1996.
            I, dated as of November
            27, 1996

    10.3    Form of Guarantee            Incorporated by reference to
            Agreement entered into       registration statement number
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

    10.10   Registration of Preferred    Incorporated by reference to
            Capital Securities,          Form S-3 (File No. 333-80231).
            Between Provident Capital
            Trust II, Provident and
            Chase Manhattan Bank

    10.11   Agreement and Plan of        Incorporated by reference to
            Reorganization between       Form S-4 (File No. 333-88723).
            Provident and Fidelity
            Financial of Ohio, Inc.

    10.12   Employment agreement         Incorporated by reference to
            between Provident Financial  Form 10-K for 1999.
            and Christopher J. Carey(1)

    10.13   Registration of Preferred    Incorporated by reference to
            Capital Securities of        Form S-3 as amended by Form
            Provident Capital Trust      Form S-3/A File No.
            III and IV                   333-93603).

    10.14   Registration of Glenway      Incorporated by reference to
            Financial Corporation 1990   Form S-8 (File No. 333-96503).
            Stock Option and Incentive
            Plan, Fidelity Federal
            Savings Bank 1992 Stock
            Incentive Plan, Fidelity
            Financial of Ohio, Inc.
            1997 Stock Option Plan,
            OHSL Financial Corp. 1992
            Stock Option and Incentive
            Plan and Provident 2000
            Employee Stock Option Plan(1)

    10.15   Provident Deferred           Filed herewith.
            Compensation Plan (As
            Amended)(1)

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

    Number  Exhibit Description          Filing Status
    ------  -------------------          -------------

    12.1    Computation of Ratios of     Filed herewith.
            Earnings to Fixed Charges

    12.2    Computation of Ratios of     Filed herewith.
            Earnings to Combined Fixed
            Charges and Preferred
            Stock Dividends

    21      Subsidiaries of Provident    Filed herewith.

    23      Consent of Independent       Filed herewith.
            Auditors

     (1) Management Compensatory Agreements

(b)  Reports on Form 8-K:

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

Form 8-K  (Items  5 and 7)  filed on  November  8,  2000  stating  that
Provident entered into an Underwriting  Agreement  relating to the sale of $100,000,000  aggregate liquidation amount of 10 1/4 Trust Preferred
Securities of Provident Capital Trust III.

Form 8-K  (Items  5 and 7) filed on  November  22,  2000  stating  that
Provident entered into an Underwriting  Agreement  relating to the sale of $12,500,000  aggregate  liquidation amount of 10 1/4 Trust Preferred
Securities of Provident Capital Trust III.

Form 8-K  (Item  5)  filed on  January  30,  2001  reaffirming  current earnings  per share  expectations  for 2001 to fall within the range of
$2.75 - $2.85.  In  addition,  the first  quarter of 2001  earnings per share is being targeted to fall within the range of $.50 - $.55.

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
                                                   March 5, 2001

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this report has been signed below by the following persons on behalf of
Provident  Financial Group, Inc. and in the capacities and on the dates indicated.

       Signature                  Capacity                    Date
-----------------------  ----------------------------  ----------------

/s/Robert L. Hoverson    Director and President        March 5, 2001
-----------------------  (Principal Executive Officer)
   Robert L. Hoverson

/s/Jack M. Cook          Director                      March 5, 2001
-----------------------
   Jack M. Cook

/s/Thomas D. Grote, Jr.  Director                      March 5, 2001
-----------------------
   Thomas D. Grote, Jr.

/s/Philip R. Myers       Director                      March 5, 2001
-----------------------
   Philip R. Myers

/s/Joseph A. Pedoto      Director                      March 5, 2001
-----------------------
   Joseph A. Pedoto

/s/Sidney A. Peerless    Director                      March 5, 2001
-----------------------
   Sidney A. Peerless

/s/Joseph A. Steger      Director                      March 5, 2001
-----------------------
   Joseph A. Steger

/s/Christopher J. Carey  Executive Vice President      March 5, 2001
-----------------------  and Chief Financial Officer
   Christopher J. Carey