Form 10-Q
period 2001-03-31
PROVIDENT FINANCIAL GROUP INC
filed 2001-05-15
CIK 316770

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15 (d) of
                  the Securities Exchange Act of 1934

For the Quarterly Period Ended                        Commission File
March 31, 2001                                             No. 1-8019

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

                            Yes X No ______

Indicate  the  number of shares  outstanding  of each of the  issuer's classes of common stock,  as of the latest  practicable  date:  Common stock, without par value, outstanding at April 30, 2000 is 48,883,344.

                 Please address all correspondence to:

                         Christopher J. Carey
         Executive Vice President and Chief Financial Officer
                    Provident Financial Group, Inc.
                        One East Fourth Street
                        Cincinnati, Ohio 45202

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                       INDEX TO QUARTERLY REPORT

                             ON FORM 10-Q

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

      Consolidated Balance Sheets . . . . . . . . . . . . . . . . .  3
      Consolidated Statements of Income . . . . . . . . . . . . . .  4
      Consolidated Statements of Changes in Shareholders' Equity  .  5
      Consolidated Statements of Cash Flows . . . . . . . . . . . .  6
      Notes to the Consolidated Financial Statements  . . . . . . .  7

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . 10

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK  . . . . . . . . . . . . . . . . . . . 35

PART II. OTHER INFORMATION

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . 36

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . 36

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                           March 31,     December 31,
                                                             2001            2000
(Dollars in Thousands)                                    (Unaudited)
-------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                $    314,440    $    286,051
  Federal Funds Sold and Reverse Repurchase Agreements        360,136          82,977
  Trading Account Securities                                   51,873          41,949
  Loans Held for Sale                                         159,314         206,168
  Investment Securities Available for Sale
   (amortized cost - $3,194,335 and $3,041,204)             3,180,037       3,013,621
  Loans and Leases (Net of Unearned Income):
    Corporate Lending:
      Commercial                                            4,641,039       4,580,215
      Mortgage                                                659,041         632,801
      Construction                                            811,708         801,211
      Lease Financing                                         708,523         607,478
    Consumer Lending:
      Residential                                           1,022,342         835,510
      Installment                                             677,422         580,046
      Lease Financing                                       1,118,711       1,039,645
                                                         ------------    ------------
        Total Loans and Leases                              9,638,786       9,076,906
    Reserve for Loan and Lease Losses                        (163,682)       (154,300)
                                                         ------------    ------------
        Net Loans and Leases                                9,475,104       8,922,606
  Leased Equipment                                            202,023         215,227
  Premises and Equipment                                      102,460         103,919
  Receivables from Securitization Trusts                      324,293         417,420
  Other Assets                                                619,374         567,447
                                                         ------------    ------------
                                                         $ 14,789,054    $ 13,857,385
                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                $  1,226,372    $  1,293,396
      Interest Bearing                                      7,862,059       7,535,714
                                                         ------------    ------------
        Total Deposits                                      9,088,431       8,829,110
    Short-Term Debt                                         1,199,444         639,023
    Long-Term Debt                                          2,713,154       2,774,493
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures                 450,428         329,239
    Accrued Interest and Other Liabilities                    361,703         294,737
                                                         ------------    ------------
        Total Liabilities                                  13,813,160      12,866,602
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized,
     Series D, 70,272 Issued                                    7,000           7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 48,877,269 and 48,814,463 Issued              14,488          14,469
    Capital Surplus                                           316,326         314,895
    Retained Earnings                                         688,192         672,348
    Accumulated Other Comprehensive Loss                      (50,112)        (17,929)
                                                         ------------    ------------
        Total Shareholders' Equity                            975,894         990,783
                                                         ------------    ------------
                                                         $ 14,789,054    $ 13,857,385
                                                         ============    ============

See notes to consolidated financial statements.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                 -------------------
(In Thousands, Except Per Share Data)                2001       2000
--------------------------------------------------------------------
Interest Income:
  Interest and Fees on Loans and Leases          $223,098   $161,811
  Interest on Investment Securities                56,844     59,784
  Other Interest Income                             5,076        334
                                                 --------   --------
      Total Interest Income                       285,018    221,929
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                    21,759     17,081
    Time Deposits                                  89,976     63,490
                                                 --------   --------
      Total Interest on Deposits                  111,735     80,571
  Interest on Short-Term Debt                      12,915     24,660
  Interest on Long-Term Debt                       44,254     18,932
  Interest on Junior Subordinated Debentures        7,237      4,564
                                                 --------   --------
      Total Interest Expense                      176,141    128,727
                                                 --------   --------
        Net Interest Income                       108,877     93,202
Provision for Loan and Lease Losses                23,687      9,700
                                                 --------   --------
  Net Interest Income After Provision
    for Loan and Lease Losses                      85,190     83,502
Noninterest Income:
  Service Charges on Deposit Accounts               8,472      8,493
  Loan Servicing Fees                              11,070     11,806
  Other Service Charges and Fees                   12,017      9,835
  Operating Lease Income                           11,421     10,086
  Gain on Sales of Loans and Leases - Non-Cash          -     15,441
  Gain on Sales of Loans and Leases - Cash            379      7,698
  Warrant Gains                                         -      1,000
  Security Gains                                        -         24
  Other                                             9,379      4,555
                                                 --------   --------
    Total Noninterest Income                       52,738     68,938
Noninterest Expense:
  Salaries, Wages and Benefits                     48,132     40,370
  Charges and Fees                                  7,085      4,747
  Occupancy                                         5,608      5,008
  Depreciation on Operating Lease Equipment         6,565      6,285
  Equipment Expense                                 6,658      6,236
  Professional Services                             5,423      5,033
  Merger and Restructuring Charges                      -     39,300
  Other                                            15,351     16,043
                                                 --------   --------
    Total Noninterest Expense                      94,822    123,022
                                                 --------   --------
Income Before Income Taxes                         43,106     29,418
Applicable Income Taxes                            15,303     12,646
                                                 --------   --------
  Net Income                                     $ 27,803   $ 16,772
                                                 ========   ========

Per Common Share:
  Basic Earnings Per Share                       $   0.56   $   0.34
  Diluted Earnings Per Share                         0.55       0.33
  Cash Dividends Paid                                0.24       0.24

See notes to consolidated financial statements.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Unaudited)

                                                                           Accumulated
                                                                              Other
                              Preferred    Common    Capital    Retained  Comprehensive
(In Thousands)                    Stock     Stock    Surplus    Earnings      Loss          Total
-------------------------------------------------------------------------------------------------
Balance at January 1, 2000      $ 7,000   $14,410   $308,237   $ 646,472   $ (49,897)   $ 926,222

Net Income                                                        16,772                   16,772
Change in Unrealized Loss
 on Marketable Securities                                                     (7,604)      (7,604)
                                                                                        ---------
 Comprehensive Income                                                                       9,168

Dividends Paid on:
 Preferred Stock                                                    (237)                    (237)
 Common Stock                                                    (11,679)                 (11,679)
Exercise of Stock Options and
 Accompanying Tax Benefits                     32      1,900                                1,932
Amortization of Expense
 Related to Employee Stock
 Benefit Plans                                           780                                  780
Liquidation of Employee
 Stock Benefit Plans                                   1,478                                1,478
                                -------   -------   --------   ---------   ---------    ---------
Balance at March 31, 2000       $ 7,000   $14,442   $312,395   $ 651,328   $ (57,501)   $ 927,664
                                =======   =======   ========   =========   =========    =========

Balance at January 1, 2001      $ 7,000   $14,469   $314,895   $ 672,348   $ (17,929)   $ 990,783

Net Income                                                        27,803                   27,803
Change in Unrealized
 Gain/(Loss) on:
 Hedging Instruments                                                         (12,486)     (12,486)
 Marketable Securities                                                         8,635        8,635
                                                                                        ---------
  Comprehensive Income Before
   Cumulative Effect of a
   Change in Accounting
   Principle                                                                               23,952
Cumulative Effect of a Change
 in Accounting Principle                                                     (28,332)     (28,332)
                                                                                        ---------
  Comprehensive Income                                                                     (4,380)

Dividends Paid on:
 Preferred Stock                                                    (237)                    (237)
 Common Stock                                                    (11,722)                 (11,722)
Exercise of Stock Options and
 Accompanying Tax Benefits                     11        609                                  620
Distribution of Contingent
 Shares for Prior Year
 Acquisition                                    8        822                                  830
                                -------   -------   --------   ---------   ---------    ---------
Balance at March 31, 2001       $ 7,000   $14,488   $316,326   $ 688,192   $ (50,112)   $ 975,894
                                =======   =======   ========   =========   =========    =========

See notes to consolidated financial statements.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                           Three Months Ended March 31,
                                                           ---------------------------
(In Thousands)                                                     2001           2000
--------------------------------------------------------------------------------------
Operating Activities:
  Net Income                                                $    27,803    $    16,772
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                        23,687          9,700
      Amortization of Goodwill                                    1,111            956
      Other Amortization and Accretion                           (8,344)        (7,990)
      Depreciation of Leased Equipment and
        Premises and Equipment                                   12,348         11,558
      Tax Benefit Received from Exercise of Stock Options           280            220
      Realized Investment Security Gains                              -            (24)
      Proceeds from Sale of Loans Held for Sale                 409,083        524,415
      Origination of Loans Held for Sale                       (362,229)      (529,886)
      Realized Gains on Loans Held for Sale                           -        (15,557)
      Increase in Trading Account Securities                     (9,924)             -
      (Increase) Decrease in Interest Receivable                  2,843         (1,970)
      (Increase) Decrease in Other Assets                       (32,182)         7,995
      Increase in Interest Payable                               16,015          8,205
      Decrease in Other Liabilities                             (38,144)        (3,572)
                                                            -----------    -----------
        Net Cash Provided By Operating Activities                42,347         20,822
                                                            -----------    -----------
Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                         691,403        404,344
    Proceeds from Maturities and Prepayments                    286,577         90,913
    Purchases                                                (1,123,267)    (1,494,631)
  (Increase) Decrease in Receivables Due From
   Securitization Trusts                                         93,127        (76,838)
  Net Increase in Loans and Leases                             (574,996)      (266,234)
  Net (Increase) Decrease in Operating Lease Equipment            6,639        (11,871)
  Net Increase in Premises and Equipment                         (4,324)        (3,169)
                                                            -----------    -----------
    Net Cash Used In Investing Activities                      (624,841)    (1,357,486)
                                                            -----------    -----------
Financing Activities:
  Increase (Decrease) in Deposits of
   Securitization Trusts                                        (76,576)        81,334
  Increase in Other Deposits                                    363,577        266,449
  Increase in Short-Term Debt                                   560,421        395,346
  Principal Payments on Long-Term Debt                          (70,023)       (85,998)
  Proceeds From Issuance of Long-Term Debt and
    Company's Junior Subordinated Debentures                    122,262        540,000
  Cash Dividends Paid                                           (11,959)       (11,916)
  Proceeds from Exercise of Stock Options                           340          1,712
  Net Increase in Other Equity Items                                  -          2,258
                                                            -----------    -----------
    Net Cash Provided By Financing Activities                   888,042      1,189,185
                                                            -----------    -----------
      Increase (Decrease) in Cash and Cash Equivalents          305,548       (147,479)
  Cash and Cash Equivalents at Beginning of Period              369,028        376,143
                                                            -----------    -----------
    Cash and Cash Equivalents at End of Period              $   674,576    $   228,664
                                                            ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                $   160,126    $   120,521
    Income Taxes                                                  8,207         22,217
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to
      Other Real Estate                                           1,346          5,057
    Residual Interest in Securitized Assets Created from
      the Sale of Loans                                               -         54,695

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

The  consolidated   financial   statements  include  the  accounts  of
Provident  Financial Group,  Inc.  ("Provident") and its subsidiaries, all of which are wholly owned. All significant  intercompany  balances and transactions have been eliminated.  Certain reclassifications have been made to conform to the current year presentation.

The  financial   statements   presented   herein  should  be  read  in
conjunction  with the financial  statements and notes thereto included in  Provident's  2000  annual  report  on Form  10-K  filed  with  the
Securities and Exchange Commission.

NOTE 2.  EARNINGS PER SHARE
---------------------------

The following  table sets forth the  computation  of basic and diluted earnings per common share:

                                                    Three Months Ended
                                                         March 31,
                                                  --------------------
(In Thousands, Except Per Share Data)                 2001        2000
----------------------------------------------------------------------
Basic:
 Net Income                                       $ 27,803    $ 16,772
 Less Preferred Stock Dividends                       (237)       (237)
                                                  --------    --------
  Income Available to Common Shareholders           27,566      16,535
  Weighted-Average Common Shares Outstanding        48,866      48,691
                                                  --------    --------
 Basic Earnings Per Share                         $   0.56    $   0.34
                                                  ========    ========
Diluted:
 Net Income                                       $ 27,803    $ 16,772
 Weighted-Average Common Shares Outstanding         48,866      48,691
 Assumed Conversion of:
  Convertible Preferred Stock                          988         988
  Dilutive Stock Options (Treasury Stock Method)       683         706
                                                  --------    --------
 Dilutive Potential Common Shares                   50,537      50,385
                                                  --------    --------
 Diluted Earnings Per Share                       $   0.55    $   0.33
                                                  ========    ========

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GUARANTEED  PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR
----------------------------------------------------------------------
SUBORDINATED DEBENTURES
-----------------------

Wholly-owned subsidiary trusts of Provident have issued $462.5 million of preferred  securities  and, in turn,  purchased  $462.5  million of
newly-authorized   Provident  junior  subordinated   debentures.   The
debentures provide interest and principal payments to fund the trusts'
obligations.   Provident  fully  and  unconditionally  guarantees  the
preferred  securities.  The  preferred  securities  qualify  as Tier 1 capital for bank  regulatory  purposes.  The sole assets of the trusts are the debentures.  The junior subordinated  debentures  consisted of the following at March 31, 2001:

                              Stated   Effective   Maturity
(Dollars in Thousands)         Rate     Rate(1)      Date      Amount
---------------------------------------------------------------------
November 1996 Issuance         8.60%       8.62%   12/01/26   $ 99,019
June 1999 Issuance             8.75%       7.67%   06/30/29    121,292
November 2000 Issuance        10.25%       9.08%   12/31/30    109,055
March 2001 Issuance            9.45%       9.45%   03/30/31    121,062
                                                              --------
      Total                                                   $450,428
                                                              ========

(1) Effective rate reflects  interest rate after  adjustment for notes issued at discount or premium,  capitalized  fees  associated with the issuance of the debt and interest rate swap agreements entered to alter the payment characteristics.

NOTE 4.  RESTRICTED ASSETS
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

The subsidiaries and their total assets as of March 31, 2001 follow:

(In Thousands)                                            Total Assets
----------------------------------------------------------------------
Provident Auto Leasing Company                                $469,571
Provident Auto Rental LLC (2000-1)                             390,405
Provident Lease Receivables Company LLC                        223,316
Provident Auto Rental LLC (1999-1)                             187,122
Provident Auto Rental LLC (2000-2)                             165,809
Provident Auto Rental Company LLC (1998-2)                      36,855
Provident Auto Rental Company LLC (1998-1)                      34,917

NOTE 5.  DERIVATIVE INSTRUMENTS
-------------------------------

ACCOUNTING  POLICY FOR DERIVATIVE  INSTRUMENTS:  Provident adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No.
133,  "Accounting for Derivative  Instruments and Hedging Activities",
on  January  1,  2001.  SFAS No.  133  requires  that  derivatives  be recognized  as either assets or  liabilities  in the balance sheet and that those  instruments be measured at fair value.  The accounting for

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the gain or loss  resulting  from the change in fair value  depends on the intended  use of the  derivative.  For a derivative  used to hedge changes  in fair  value  of a  recognized  asset or  liability,  or an unrecognized firm commitment,  the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged  item.  This  results in earnings  recognition  only to the extent that the hedge is ineffective in achieving  offsetting  changes in fair value.  For a derivative  used to hedge  changes in cash flows associated  with  forecasted  transactions,  the  gain  or loss on the effective portion of the derivative will be deferred,  and reported as accumulated other  comprehensive  income, a component of shareholders'
equity,  until such time the hedged transaction affects earnings.  For derivative  instruments  not accounted for as hedges,  changes in fair value are required to be recognized in earnings.

FAIR VALUE HEDGING STRATEGY:  Provident uses derivative instruments to assist in the management of its interest rate risk.  These  derivative instruments  consist  generally of interest rate swap agreements,  but also include interest rate cap and floor agreements. The interest rate swaps  effectively  modify  Provident's  exposure to interest  risk by
converting  fixed  rate  liabilities,   generally  time  deposits  and
long-term debt, to a floating rate.  These interest rate swaps involve the  receipt  of fixed rate  amounts in  exchange  for  floating  rate interest payments over the life of the agreements  without an exchange of the underlying principal amounts.

As the changes in fair value of the hedged items offset the changes in fair value of the  derivatives,  no gain or loss was recognized at the time of adoption of SFAS No. 133 or for the three  months  ended March
31, 2001.

CASH FLOW HEDGING  STRATEGY:  Provident has also entered into interest rate swap  agreements to reduce the impact of interest rate changes on future interest  expense.  These interest rate swaps convert  floating rate debt to a fixed  rate  basis.  These  interest  rate  swaps  have generally been used to hedge interest payments involving floating rate debt and off-balance sheet securitization transactions with maturities up to December 2012.

Upon the adoption of SFAS No. 133 and for the three months ended March
31,  2001,   Provident   recorded   reductions  in  accumulated  other
comprehensive income of $28.3 million and $12.5 million, respectively.
No gain or loss  was  recognized  at the time of  adoption  or for the first  quarter of 2001 as a result of  ineffective  cash flow  hedges.
During the next twelve months,  management expects to reclassify $23.8 million of net losses on derivative instruments from accumulated other comprehensive  income to earnings  which it believes will be offset by improved  cash  flows  of  the  hedged  items  associated  with  these derivative  instruments.  Management's  expectation  is  that  the net effect of the hedging  transactions  will result in no material impact on the Statement of Income over the next twelve months.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
----------------------------------------------------------------------
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

                                                                Three Months Ended
                                                                     March 31,
(Dollars in Thousands,                                   --------------------------------
 Except Per Share Data)                                      2001        2000      Change
 ----------------------------------------------------------------------------------------
Net Interest Income                                      $108,877    $ 93,202          17%
Gain on Sale of Loans and Leases                              379      23,139         (98)
Other Noninterest Income                                   52,359      45,799          14
Total Revenue                                             161,615     162,140          (0)
Provision for Loan
 and Lease Losses                                          23,687       9,700         144
Noninterest Expense(1)                                     94,822     123,022         (23)
Net Income(1)                                              27,803      16,772          66
Diluted Earnings per Share(1)                                0.55        0.33          67
Return on Average Equity(1)                                 11.48%       7.25%
Return on Average Assets(1)                                  0.78%       0.58%
Efficiency Ratio                                            58.66%      51.64%

(1) Financial Data Based on Operating Earnings follows
     (excludes Merger and Restructuring Charges):
    Noninterest Expense                                  $ 94,822    $ 83,722          13%
    Net Income                                             27,803      43,772         (36)
    Diluted Earnings per Share                               0.55        0.87         (37)
    Return on Average Equity                                11.48%      18.92%
    Return on Average Assets                                 0.78%       1.51%

Provident  reported  net income of $27.8  million  for the first three months of 2001  compared to $16.8 million for the same period in 2000.
On  an  operating  income  basis  (excludes  unusual  and  significant expenses), net income for the first quarter of 2001 and 2000 was $27.8 million and $43.8 million,  respectively.  Operating earnings for 2000 exclude a $27.0 million after-tax charge related to the acquisition of
Fidelity  Financial of Ohio, Inc. Operating earnings per diluted share was $.55 for the first  quarter  of 2001  versus  $.87 in last  year's first quarter. First quarter 2001 returns on average equity and assets were 11.48% and .78%, respectively, compared with 18.92% and 1.51% for
2000's first quarter.

The lower net income and  financial  performance  ratios for 2001 were the result of the third  quarter 2000 decision to change the structure of its  securitizations to secured financings which eliminates the use
of  gain-on-sale  accounting.   The  switch  to  a  secured  financing
structure  does not affect the total profit  Provident  will recognize over the life of a loan,  but  rather  impacts  the  timing  of income recognition.  Secured financing  transactions  cause reported earnings from  securitized  loans to be lower in the initial periods and higher in later  periods,  as interest  is earned on the loans.  As a result,
moving  away  from   transaction   structures  that  use  gain-on-sale
accounting will cause Provident's  earnings to be lower over the short term.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Provident's  total  revenue  (net  interest  income  plus  noninterest income) remained  relatively  stable during 2001 compared to the first quarter  of 2000  despite  the  absence  of gains on sale of loans and leases during 2001. Net interest income increased by $15.7 million, or
17%, as a result of strong  growth in both the  corporate and consumer lending  portfolios.  Noninterest  income,  excluding  gain on sale of loans and leases,  increased  $6.6 million,  or 14%,  primarily due to growth in other  service  charges and fees.  Gain on sale of loans and leases  decreased  $22.8 million due to the change in the structure of securitizations.

Total  average  assets  for the first  three  months of 2001 grew $2.7 billion,  or 23% as  compared  to the same  period  during  2000.  The
increase  was  primarily  in  the  consumer  and   corporate   lending
portfolios, which experienced growth of $1.3 billion and $1.1 billion, respectively, in average assets during this time period.

The  provision  for loan and lease  losses was $23.7  million  for the first quarter of 2001 as compared to $9.7 million during the same time period of 2000.  The increase was due primarily to (1) higher loan and lease balances  resulting from the change in securitization  structure which no longer removes loans and leases from the balance  sheet,  (2)
higher net charge-offs, and (3) a higher ratio of reserve for loan and lease losses to total loans and leases.

Operating  noninterest  expense  increased  $11.1 million,  or 13%, to
$94.8  million  for the first  quarter  of 2001 as  compared  to $83.7 million for the first  quarter of 2000.  The  increase in  noninterest expense was  primarily  the result of the  acquisition  of Red Capital
Group in September of 2000. The ratio of operating noninterest expense to tax equivalent  revenue  ("efficiency  ratio")  increased to 58.66%
during 2001 as compared to 51.64% for the same period during 2000. The increase in the  efficiency  ratio was  principally  the result of the elimination of gain on sale of loans during the current  quarter.  For purposes of calculating the efficiency  ratio,  operating  noninterest expense excludes merger and restructuring  charges, and tax equivalent revenue excludes security gains or losses.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Business Lines
--------------

The following table  summarizes  total revenue,  operating  income and average assets by major lines of business for the three-month  periods ended March 31, 2001 and 2000.

                                          Three Months Ended
                                               March 31,
                                  -----------------------------------
(Dollars in Millions)                2001             2000     Change
---------------------------------------------------------------------
Total Revenue:
  Commercial Banking              $  79.9          $  68.9         16%
  Retail Banking                     60.2             61.9         -3%
  Mortgage Banking                   21.5             31.3        -31%
  Corporate Center                      -                -        n/m
                                  -------          -------
                                  $ 161.6          $ 162.1          0%
                                  =======          =======
Operating Income:
  Commercial Banking              $  19.5          $  22.9        -15%
  Retail Banking                      8.3             11.3        -27%
  Mortgage Banking                      -              9.6       -100%
  Corporate Center                      -                -        n/m
                                  -------          -------
                                  $  27.8          $  43.8        -37%
                                  =======          =======
Average Assets:
  Commercial Banking              $ 6,452          $ 5,080         27%
  Retail Banking                    3,074            2,138         44%
  Mortgage Banking                  1,978            1,060         87%
  Corporate Center                  2,813            3,326        -15%
                                  -------          -------
                                  $14,317          $11,604         23%
                                  =======          =======

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
  Provident   Capital   Corp.,   a  national   financier  of  business
  expansions,  re-capitalizations, and provider of asset based lending services;  Commercial  Mortgage,  a  provider  of  construction  and permanent mortgage financing; Capstone Realty Advisors, a commercial real estate servicing and origination business,  Information Leasing
  Corporation,  a  national  small  to  mid-ticket  equipment  leasing company;  Provident  Commercial  Group,  a national  lessor of large equipment;  and Red Capital  Group, a financier and loan servicer of multifamily and health-care facilities.

  Commercial  Banking  is  the  company's  largest  line  of  business contributing  70% of Provident's  net operating  income in the first quarter of 2001.  Average  assets for the first three months of 2001 increased  27% and total  revenues  were up 16% compared to the same time period in 2000.  However,  net  operating  income for the first three months of 2001 declined $3.4 million compared to the same time period for 2000. The lower net operating income was due primarily to the third quarter 2000 decision to change securitization  structures which eliminated gain-on-sale accounting.  This decision resulted in no gain on sales being  recognized  during the first quarter of 2001 as compared to pre-tax gains of $7.4 million being recognized during the first  quarter of 2000.  Also  contributing  to the lower income level was a larger loan loss provision  resulting from higher credit losses and  management's  decision to increase  the reserve for loan
  losses  to  total  loans  ratio.   Based  upon  uncertain   economic
  conditions, the ratio was increased from 1.44% to 1.70%.

  Capstone  Realty  Advisors  and Red Capital  Group made  significant contributions  to revenue  growth  during the first three  months of
  2001.  Capstone,  a commercial real estate servicing and origination business,  was acquired in September 1999. Red Capital,  acquired in
  September 2000,  provides a national platform to generate fee income from originating,  selling and servicing in the multifamily  housing and  health-care  real estate  markets.  Plans are to  continue  the expansion of both the Capstone and Red Capital  businesses  in 2001, thereby increasing revenues and improving the balance between spread and fee-based revenue.

  Commercial  Banking continued its history of strong asset generation as  evidenced  by average loan  balances  increasing  18% from first quarter 2000 to 2001.  Contributing to this growth was the expansion of the Commercial  Lending and Commercial  Mortgage  business units, accompanied  by the  opening of  commercial  banking  offices in the
  Akron,  Baltimore,  Chicago,  Dallas, Denver, Houston and Pittsburgh
  markets.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

o Retail Banking provides consumer lending,  deposit accounts,  trust, brokerage  and  investment  products and services to its  customers.
  This  business  line  includes  Small  Business  Banking,   Consumer
  Lending,  Consumer Banking and Provident Financial Advisors business units.  Operating  income decreased $3.0 million for the three-month period  ended March 31, 2001 as compared to the same period in 2000.
  The primary  driver for the  decrease  was the loan loss  provision.
  Provision increased as a result of management's decision to increase the  reserve  for loan losses to total  loans  ratio.  In  addition, provision  increased  from the prior  year due to higher on  balance sheet  loan  balances  resulting  from  the  decision  to  structure securitizations  as  secured  financings  rather  than  sales.  Loan balances  for the first  quarter of 2001 grew by 42% as  compared to the  first  quarter  of 2000.  Partially  offsetting  the  increased provision was higher net interest income.

  Retail  Banking  benefited  from growth in  deposits.  Average  core deposits  for the first  quarter of 2001 grew by 17% as  compared to the first quarter of 2000.  Significant deposit growth came from the
  Florida  banking centers and from the Internet  channel.  To further capitalize  on  opportunities  in  Florida,  Provident  opened  five additional  Financial  Centers  bringing  its total to eleven in the
  Sarasota and surrounding  area. In 2001,  Provident will continue to enhance  its  distribution  of  products  and  services  via on-line banking, ATM machines and a call center.

o Mortgage Banking  originates,  services and sub-services  conforming and  nonconforming  residential  loans  to  consumers  and  provides short-term financing to mortgage originators and brokers.  Operating income  for the first  quarter of 2001 was $0, as  compared  to $9.6 million for same period in 2000. The lower operating income for 2001
  was   driven  by  the   decision   to  change   the   structure   of
  securitizations   resulting  in  the   elimination  of  gain-on-sale
  accounting.  This  decision  resulted  in no  gain  on  sales  being recognized  during the first  quarter of 2001 as compared to pre-tax gains of $15.4 million being recognized  during the first quarter of
  2000.  Partially  offsetting the elimination of gain-on-sale  income was higher net  interest  income as loans now remain on the  balance sheet.  As loans remain on the balance sheet,  additional  provision for loan losses was incurred. Additionally,  provision increased due to management's decision to increase the ratio of loan loss reserves to total loans.

  In   conjunction   with  the  decision  to  eliminate   the  use  of
  gain-on-sale   accounting,   the   level   of   nonconforming   loan
  originations is being  moderated.  During the first quarter of 2001,
  Mortgage   Banking   originated   or   purchased   $349  million  of
  nonconforming loans compared to $511 million in the first quarter of
  2000.  Mortgage  Banking is now focusing its efforts  toward growing
  its  sub-servicing  operations  for  third-party   originators.   By
  leveraging the expertise from its existing loan servicing  platform,
  Provident expects to see significant growth from this low risk area.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Net Interest Income
-------------------

Net  interest  income  for the three  months  ended  March  31,  2001, increased  $15.7  million  compared to the first three months of 2000.
The increase in interest  income was due  primarily to (1) an increase in average earning assets of $2.6 billion, or 25%, and (2) an increase in the  average  yield  on  earning  assets  of 33 basis  points.  The increase in average earning assets resulted  primarily from the growth of the  commercial  loan,  consumer  lease  and  residential  mortgage portfolios. Interest expense for the three months ended March 31, 2001 increased due to a 26% increase in total interest bearing  liabilities with a 52 basis point  increase on the average rate paid. The increase in interest  bearing  liabilities  was due principally to increases in interest  bearing  deposits,  primarily time  deposits,  and long-term debt.

Net Interest Margin
-------------------

Net interest margin  represents net interest income as a percentage of total interest earning assets. For the first three months of 2001, the net interest margin, on a tax-equivalent  basis, was 3.42% compared to
3.62% for the same period in 2000. This decrease was driven by changes in rates and volumes of earning assets and the  corresponding  funding sources.  The following  table details the components of the change in net interest income (on a  tax-equivalent  basis) by major category of interest  earning  assets and  interest  bearing  liabilities  for the three-month periods ended March 31, 2001 and 2000.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

                                             Three Months Ended
                                  -----------------------------------------
                                    March 31, 2001         March 31, 2000
                                  ------------------     ------------------
                                  Average    Average     Average    Average
(Dollars in Millions)             Balance       Rate     Balance       Rate
---------------------------------------------------------------------------
Assets:
 Loans and Leases:
  Corporate Lending:
   Commercial                     $ 4,600       8.80%    $ 4,091       9.18%
   Mortgage                           649       9.32         580       9.02
   Construction                       804       8.42         571       8.60
   Lease Financing                    649      11.56         393      11.39
                                  -------      -----     -------      -----
    Total Corporate Lending         6,702       9.07       5,635       9.26
  Consumer Lending:
   Residential                        941      11.59         376      11.42
   Installment                        663      10.76         526      10.02
   Lease Financing                  1,079      10.77         484       6.88
                                  -------      -----     -------      -----
    Total Consumer Lending          2,683      11.06       1,386       9.31
                                  -------      -----     -------      -----
     Total Loans and Leases         9,385       9.64       7,021       9.27
 Investment Securities              3,281       7.03       3,324       7.24
 Federal Funds Sold and Reverse
  Repurchase Agreements                96       5.77          26       5.10
 Other Short Term Investments         172       8.73           -          -
                                  -------      -----     -------      -----
   Total Earning Assets            12,934       8.94      10,371       8.61
 Cash and Due From Banks              297                    242
 Other Assets                       1,086                    991
                                  -------                -------
  Total Assets                    $14,317                $11,604
                                  =======                =======
Liabilities and
 Shareholders' Equity:
 Deposits:
  Demand Deposits                 $   464       3.41     $   331       2.09
  Savings Deposits                  1,501       4.82       1,321       4.68
  Time Deposits                     5,727       6.37       4,471       5.71
                                  -------      -----     -------      -----
   Total Deposits                   7,692       5.89       6,123       5.29
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements              780       5.13       1,514       5.78
  Commercial Paper                    219       5.61         211       5.49
  Short-Term Notes Payable              2       5.14           2       5.63
                                  -------      -----     -------      -----
   Total Short-Term Debt            1,001       5.24       1,727       5.75
 Long-Term Debt                     2,731       6.57       1,241       6.13
 Junior Subordinated Debentures       335       8.76         220       8.34
                                  -------      -----     -------      -----
  Total Interest Bearing
   Liabilities                     11,759       6.08       9,311       5.56
 Noninterest Bearing Deposits       1,260                  1,143
 Other Liabilities                    330                    225
 Shareholders' Equity                 968                    925
                                  -------                -------
  Total Liabilities and
   Shareholders' Equity           $14,317                $11,604
                                  =======                =======

Net Interest Spread                             2.86%                  3.05%
                                                ====                   ====
Net Interest Margin                             3.42%                  3.62%
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

The  provision  for loan and lease  losses was $23.7  million and $9.7 million for the first three months of 2001 and 2000, respectively. The ratio of reserve  for loan and lease  losses to total loans and leases was 1.70% and 1.44% at March 31, 2001 and 2000,  respectively.  During the fourth quarter of 2000, general economic  conditions  weakened and
Provident  began to see signs of  deterioration  in a  portion  of the commercial  loan portfolio with lower credit  ratings.  As a result of the change in asset  quality  indicators  and the  uncertain  economic environment,  the  ratio of loan and lease  losses to total  loans and leases was increased to 1.70% and  maintained at that level during the first quarter of 2001.

The following  table shows the progression of the reserve for loan and lease losses and selected reserve ratios:

                                                   Three Months Ended
                                                        March 31,
                                                -----------------------
(Dollars in Thousands)                               2001          2000
-----------------------------------------------------------------------
Balance at Beginning of Period                  $ 154,300     $  94,045
Acquired Reserves                                   1,275             -
Provision for Loan and Lease Losses                23,687         9,700
Loans and Leases Charged Off                      (19,326)       (9,448)
Recoveries                                          3,746         2,772
                                                ---------     ---------
  Balance at End of Period                      $ 163,682     $  97,069
                                                =========     =========
Reserve for Loan and Lease Losses
 as a Percent of:
  Nonaccrual Loans                                 154.11%       174.66%
  Nonperforming Assets                             144.14%       154.00%
  Total Loans and Leases                             1.70%         1.44%

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The following table presents the  distribution of net loan charge-offs by loan type for the  three-month  periods  ended  March 31,  2001 and
2000:

                                  Three Months Ended                Three Months Ended
                                    March 31, 2001                    March 31, 2000
                           --------------------------------   --------------------------------
                                       Pctg of      Pctg of              Pctg of       Pctg of
                                       Average       Total                Average       Total
                             Net        Total         Net       Net        Total         Net
                           Charge-      Loans       Charge-   Charge-      Loans       Charge-
(Dollars in Thousands)      Offs     (annualized)    Offs      Offs     (annualized)    Offs
----------------------------------------------------------------------------------------------
Corporate Lending:
 Commercial                $ 9,792         0.85%      62.9%   $ 4,262         0.42%     63.8%
 Mortgage                       25         0.02        0.2          -             -         -
 Construction                    -            -          -          -             -         -
 Lease Financing               625         0.38        4.0        308          0.31       4.6
                          --------                   -----    -------                   -----
  Net Corporate Lending     10,442         0.62       67.1      4,570          0.32      68.4
Consumer Lending:
 Residential                 3,295         1.40       21.1        934          0.99      14.0
 Installment                   856         0.52        5.5        346          0.26       5.2
 Lease Financing               987         0.37        6.3        826          0.68      12.4
                          --------                   -----    -------                   -----
  Net Consumer Lending       5,138         0.77       32.9      2,106          0.61      31.6
                          --------                   -----    -------                   -----
   Net Charge-Off's       $ 15,580         0.66      100.0    $ 6,676          0.38     100.0
                          ========                   =====    =======                   =====

The increase in net  charge-offs for the first quarter of 2001 was due primarily to the charge off of five larger commercial loans during the first quarter of 2001 compared to only two during the first quarter of
2000.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Nonperforming assets at March 31, 2001 were $113.6 million compared to
$104.8 million and $63.0 million as of December 31, 2000 and March 31,
2000, respectively. Unfavorable business conditions required Provident to place three large loans,  totaling  approximately  $52 million,  on nonaccrual  status late in the fourth  quarter of 2000. In conjunction with the changes in asset quality indicators in the fourth quarter and the uncertain  economic  environment,  several large  commercial  loan charge-offs  were  recorded  during  the fourth  quarter of 2000.  The composition  of  nonperforming  assets over the past five  quarters is provided in the following table.

                                  2001                       2000
                              --------   ---------------------------------------------
                                 First      Fourth       Third      Second       First
(Dollars in Thousands)         Quarter     Quarter     Quarter     Quarter     Quarter
--------------------------------------------------------------------------------------
Nonaccrual Loans:
 Corporate Lending:
  Commercial                  $ 74,172    $ 74,401    $ 48,031    $ 52,397    $ 46,282
  Mortgage                       1,676       1,712       1,529       1,576       1,654
  Construction                   4,520           -           -           -           -
  Lease Financing                8,685       6,503       5,147       5,165       2,016
                              --------    --------    --------    --------    --------
   Total Corporate Lending      89,053      82,616      54,707      59,138      49,952
 Consumer Lending:
  Residential                   17,160      13,404      11,371       6,290       5,624
  Installment                        -           -           -           -           -
  Lease Financing                    -           -           -           -           -
                              --------    --------    --------    --------    --------
   Total Consumer Lending       17,160      13,404      11,371       6,290       5,624
                              --------    --------    --------    --------    --------
    Total Nonaccrual Loans     106,213      96,020      66,078      65,428      55,576
Other Real Estate                7,348       8,805       8,706       5,108       7,457
                              --------    --------    --------    --------    --------
 Total Nonperforming Assets   $113,561    $104,825    $ 74,784    $ 70,536    $ 63,033
                              ========    ========    ========    ========    ========
Loans 90 Days Past Due
 Still Accruing               $ 42,327    $ 28,780    $ 28,959    $ 23,787    $ 13,908

Nonaccrual Loans to
 Total Loans and Leases           1.10%       1.06%       0.79%       0.97%       0.82%
Nonperforming Assets to:
 Total Loans, Leases and
  Other Real Estate               1.18%       1.15%       0.89%       1.04%       0.93%
 Total Assets                     0.77%       0.76%       0.57%       0.62%       0.54%

Nonaccrual  loans  increased $10.2 million during the first quarter of
2001.  The  increase  was  composed of $45.0  million of  additions to nonaccrual  loans, less $23.8 million of payments on nonaccrual loans,
$9.6  million  of  nonaccrual  loans  charged  off  and  $1.4  million transferred  to other real estate.  Other real estate  decreased  $1.5 million during the first quarter of 2001.  Activity  within other real estate included $2.3 million of sales and payments on properties, $1.4 million of additions from foreclosed  properties and approximately $.6 million of charge-offs on property in other real estate.  The increase in loans  ninety days past due still  accruing  was due primary to the increase in delinquent commercial loans.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Noninterest Income
------------------

The following  table details the components of noninterest  income and their  change for the  three-month  periods  ended  March 31, 2001 and
2000:

                                        Three Months Ended
                                             March 31,
                                      ----------------------     Pctg
(Dollars in Thousands)                    2001          2000    Change
----------------------------------------------------------------------
Service Charges on
 Deposit Accounts                     $  8,472      $  8,493     (0.2)%
Loan Servicing Fees                     11,070        11,806     (6.2)
Other Service Charges and Fees          12,017         9,835     22.2
Operating Lease Income                  11,421        10,086     13.2
Warrant Gains                                -         1,000      n/m
Security Gains                               -            24      n/m
Other                                    9,379         4,555    105.9
                                      --------      --------
  Noninterest Income Before Gain
   on Sale of Loans and Leases          52,359        45,799     14.3
Gain on Sale of Loans and Leases:
  Non-Cash                                   -        15,441      n/m
  Cash                                     379         7,698    (95.1)
                                      --------      --------
    Total Noninterest Income          $ 52,738      $ 68,938    (23.5)
                                      ========      ========

Explanations for significant changes in noninterest income by category follow:

o Loan  servicing  fees  decreased  $.7 million due  primarily  to the
  decrease  in  the  residential   mortgage  lending  area  more  than
  offsetting the increase in the small to mid-ticket equipment leasing area.

o Other service  charges and fees increased $2.2 million due primarily to origination and other fee income produced by Red Capital Group, a
  financing  and  loan  servicer  for   multifamily   and  health-care
  facilities that was acquired in September 2000.

o Operating  lease income  increased $1.3 million due primarily to the
  growth  of  Provident   Commercial   Group,  a  national  lessor  of
  large-ticket equipment.

o Provident's  Commercial  Banking  business  line  from  time to time acquires  equity  warrants as a part of the  lending  fee  structure established  with  customers.  Warrant  gains of $0 and $1.0 million
  were  recognized   during  the  first  quarter  of  2001  and  2000,
  respectively.

o Other income increased $4.8 million during the first quarter of 2001 due primarily to increases in income from  miscellaneous fees earned by Red Capital  Group and gains  realized  on the sale of  equipment lease residuals.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

o Gain on sales of loans and leases  decreased  $22.8  million in 2001 due to the third  quarter 2000  decision to change the  structure of
  securitizations   resulting  in  the   elimination  of  gain-on-sale
  accounting.  Securitizations after this date have been structured in order to account for the  transactions  as secured  financings.  The following  table  provides  detail  of the gain on sales  recognized during the first quarters of 2001 and 2000:

                                                    Three Months Ended
                                                          March 31,
                                                    ------------------
  (In Thousands)                                        2001      2000
  --------------------------------------------------------------------
  Gain on Sale of Loan and Lease Sales - Non-Cash:
    Nonconforming Residential Loan Securitizations   $     -   $15,441
  Gain on Sale of Loan and Lease Sales - Cash:
    Equipment Lease Securitizations                        -     7,380
    Other Loan Sales                                     379       318
                                                     -------   -------
      Total Gain on Sales - Cash                         379     7,698
                                                     -------   -------
      Total Gain on Sales                            $   379   $23,139
                                                     =======   =======

  A detailed  discussion of the various  securitizations  of loans and leases is provided under the  "Management's  Discussion and Analysis
  of   Financial   Condition   and  Results  of   Operations  -  Asset
  Securitization Activity" section of this report.

Noninterest Expenses
--------------------

The following table details the components of noninterest  expense and their change for the first quarters of 2001 and 2000:

                                           Three Months Ended
                                                March 31,
                                          -------------------     Pctg
(Dollars in Thousands)                        2001       2000   Change
----------------------------------------------------------------------
Salaries, Wages and Benefits              $ 48,132   $ 40,370     19.2%
Charges and Fees                             7,085      4,747     49.3
Occupancy                                    5,608      5,008     12.0
Depreciation on Operating
 Lease Equipment                             6,565      6,285      4.5
Equipment Expense                            6,658      6,236      6.8
Professional Services                        5,423      5,033      7.7
Other                                       15,351     16,043     (4.3)
                                          --------   --------
 Noninterest Expense Before Merger
  and Restructuring Charges                 94,822     83,722     13.3
Merger and Restructuring Charges                 -     39,300      n/m
                                          --------   --------
   Total Noninterest Expense              $ 94,822   $123,022    (22.9)
                                          ========   ========

Explanations  for  significant   changes  in  noninterest  expense  by
category follow:

o Salaries,  wages and  benefits  increased  $7.8 million in the first quarter  of  2001  due  primarily  to  increased  staffing  expenses associated  with Red Capital Group,  which was acquired in September of 2000.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

o Charges and fees  increased  $2.3 million due  primarily to expenses related to a credit risk  transfer  transaction.  Detail  concerning this  transaction  is provided in the  "Management's  Discussion and
  Analysis  of  Financial   Condition  and  Results  of  Operations  -
  Derivative and Off-Balance Sheet Financial  Instruments"  section of this report.

o An increase in rent expense was the primary  reason for the increase in occupancy expense.

o The growth of  Provident  Commercial  Group,  a  national  lessor of large-ticket  equipment,  was the primary reason for the increase in depreciation on operating lease equipment.

o Equipment  expense  increased  due to  higher  depreciation  expense related to ATMs and the acquisition of Red Capital Group.

o Professional  fees increased as a result of technology  expenditures related to Red Capital  Group and other  miscellaneous  professional fees.

o Merger and  restructuring  charges  during the first quarter of 2000
  relate  to  the   acquisition   of  Fidelity   Financial  and  other
  post-merger business line restructuring charges.

FINANCIAL CONDITION
-------------------

Short-Term Investments and Investment Securities
------------------------------------------------

Federal funds sold and reverse  repurchase  agreements  increased $277 million  since  December  31, 2000.  The amount of federal  funds sold changes  daily as cash is managed  to meet  reserve  requirements  and customer  needs.  After funds have been  allocated to meet lending and investment requirements,  any remainder is placed in overnight federal funds.

Trading  account  securities  increased  $10 million  during the first quarter  of 2001.  Provident  trades  investment  securities  with the intention of  recognizing  short-term  profits.  These  securities are carried at fair value with  realized and  unrealized  gains and losses reported in noninterest income.

Provident  classified  $159 million of loans as held for sale at March
31, 2001.  This is a decrease of $47 million from the amount  reported at December 31, 2000.  These loans consist of multifamily  loans which are pending  securitization  by either the Federal  National  Mortgage
Association, the Federal Home Loan Mortgage Corporation or the Federal
Housing Association.  These loans are generally  outstanding for sixty days or less.  Activities  related to both the loans held for sale and the  trading  account  securities  are part of the  operations  of Red
Capital Group.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Securities  purchased  with the intention of being held for indefinite periods of time are classified as investment  securities available for sale. These  securities  increased $166 million during the first three months of 2001.  U.S.  government  agency  mortgage-backed  securities accounted  for the majority of the  increase,  as funds  obtained from
deposit   growth,   debt   borrowings,   and  the   sale  of   private
mortgage-backed  securities  and other debt  securities  were deployed into  investment  securities  with higher  credit  quality,  increased liquidity and an improved interest rate risk profile.

Loans and Leases
----------------

As of March 31, 2001 total loans and leases were $9.6 billion compared to $9.1 billion at December 31, 2000. Provident had an additional $5.4 billion and $5.8 billion of  off-balance  sheet loans and leases as of
March  31,  2001  and  December  31,  2000,  respectively.  Due to the
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
Operations - Asset Securitization Activity".

The  following  table shows the  composition  of the  commercial  loan category by industry type at March 31, 2001:

                                                             Amount on
(Dollars in Millions)                       Amount      %   Nonaccrual
----------------------------------------------------------------------
Manufacturing                           $    900.6     19      $   5.8
Service Industries                           807.2     17         36.0
Real Estate Operators/Investment             449.2     10          0.1
Retail Trade                                 397.5      9          3.5
Wholesale Trade                              347.7      8          1.0
Transportation/Utilities                     330.8      7          5.9
Finance and Insurance                        328.5      7         12.7
Construction                                 222.2      5          1.3
Automobile Dealers                           144.5      3            -
Other                                        712.8     15          7.9
                                        ----------    ---      -------
   Total                                $  4,641.0    100      $  74.2
                                        ==========    ===      =======

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

At March  31,  2001,  Provident  had  approximately  $903  million  of commercial  loans  that  are  shared  national  credit  loans.  Shared national  credit  loans are loans that have a principal  balance of at least $20 million and involve at least three  participating  banks. In an on-going  effort to diversify its  portfolio,  the shared  national credit loans that Provident  participates  in are  distributed  across
nine  industry  types,   with  the  largest   industry   concentration
accounting for  approximately  29% of its total shared national credit loans.  The average  outstanding  balance of a shared  national credit loan was $6.1 million.  Credit quality for the shared  national credit loans was not substantially  different than the rest of the commercial loan portfolio.

The  composition  of the  commercial  mortgage and  construction  loan categories by property type at March 31, 2001 follows:

                                                             Amount on
(Dollars in Millions)                       Amount      %   Nonaccrual
----------------------------------------------------------------------
Residential Development                 $    334.6     23      $   5.1
Office/Warehouse                             244.6     17          0.2
Apartments                                   224.6     15            -
Shopping/Retail                              207.0     14          0.1
Land                                          89.2      6            -
Hotels/Motels                                 69.0      5            -
Health Facilities                             33.9      2            -
Industrial Plants                             30.7      2            -
Auto Sales and Service                        11.6      1            -
Churches                                      11.1      1            -
Other Commercial Properties                  214.4     14          0.8
                                        ----------    ---      -------
   Total                                $  1,470.7    100      $   6.2
                                        ==========    ===      =======

The following  table shows the  composition  of the  installment  loan category by loan type at March 31, 2001:

(Dollars in Millions)                       Amount      %
---------------------------------------------------------
Home Equity                               $  383.9     57
Indirect Installment                         186.0     27
Direct Installment                            65.1     10
Credit Card                                   13.5      2
Other Consumer Loans                          28.9      4
                                          --------    ---
   Total                                  $  677.4    100
                                          ========    ===
Deposits
--------

Total  deposits  increased  $259 million  during the first  quarter of
2001. Average core deposits for the first three months of 2001 grew at an annualized rate of 23%, with significant  contribution  coming from
Florida banking centers and Internet deposit-gathering initiatives.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Borrowed Funds
--------------

Short-term  debt  increased  $560  million,  or 88%,  during the first quarter of 2001.  The  increase  was due  primarily  to an increase in federal funds purchased and repurchase agreements.

Long-term debt decreased $61 million,  or 2%, during the first quarter of 2001 due primarily to principal payments on the debt.

During the first  quarter  of 2001,  Provident  established  Provident
Capital Trust IV. Capital Trust IV issued  capital  securities of $125 million of  preferred  stock to the public and $3.9  million of common stock  to  Provident.  Proceeds  from  the  issuance  of  the  capital securities  were  invested in  Provident's  9.45% junior  subordinated debentures due 2031.

Noninterest-Bearing Liabilities
-------------------------------

Other  liabilities  increased  $67  million,  or 23%  during the first quarter of 2001 due  primarily  to the adoption of the  provisions  of
SFAS No.  133,  "Accounting  for  Derivative  Instruments  and Hedging
Activities".  For further details  concerning SFAS No. 133, see Note 5 of the Notes to Consolidated Financial Statements.

Capital Resources and Adequacy
------------------------------

Total shareholders' equity at March 31, 2001 was $976 million compared to $991 million at December 31, 2000. The change in the equity balance primarily  relates to net income  exceeding  dividends  by $16 million
(quarterly  common  dividend rate of $.24),  an increase in the market value of investment  securities  of 9 million (net of deferred  taxes)
and a decrease in the market value of cash flow hedging instruments of
$41 million (net of deferred  taxes)  relating to the adoption of SFAS
No.  133,   "Accounting   for  Derivative   Instruments   and  Hedging
Activities".

The following table of ratios is important for the analysis of capital adequacy:

                                                    Three Months Ended       Year Ended
                                                       March 31 2001      December 31, 2000
                                                    ---------------------------------------
Average Shareholders' Equity to Average Assets                   6.76%                7.82%
Dividend Payout to Net Earnings                                 43.01                64.85
Dividend Payout to Operating Earnings                           43.01                47.45
Tier 1 Leverage Ratio                                            8.87                 9.56
Tier 1 Capital to Risk-Weighted Assets                           9.10                 9.18
Total Risk-Based Capital To Risk-Weighted Assets                11.53                11.10

Capital  expenditures  planned by  Provident  in 2001 for premises and equipment are  currently  estimated to be  approximately  $21 million.
Included in this amount are  projected  capital  expenditures  for the
purchase  of  data   processing   hardware  and   software,   facility
renovations, branch additions, renovations and enhancements, and ATMs.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Through March 31, 2001, approximately $4 million of these expenditures had been made.

Stock Options
-------------

Options to  purchase  approximately  1.0 million  shares of  Provident
Common Stock were granted  during the first three months of 2001.  The options have exercise prices ranging from $25.97 to $35.63.

ASSET SECURITIZATION ACTIVITY
-----------------------------

From 1996 through the second quarter of 2000, the structure of many of
Provident's securitizations resulted in the transactions being treated as sales. As such, gains or losses were  recognized,  loans and leases were removed from the balance sheet and residual assets,  representing the  present  value of future  cash flows,  were  recorded.  While the performance of Provident's  residual assets have generally been better than or  consistent  with their  initial  estimates,  other  companies utilizing securitization  structures requiring gain-on-sale accounting have experienced  problems and consequently,  the market penalized all
companies  using  gain-on-sale   accounting.   Although   gain-on-sale
accounting  is  in  compliance  with  Generally  Accepted   Accounting
Principles,    the   investment   community   clearly   signaled   its
dissatisfaction  with this accounting  method and management  believed this  sentiment  had  been  factored  into  Provident's  stock  price.
Additionally,  proposed regulatory guidelines regarding securitization activity discourage the use of gain-on-sale accounting by limiting the amount of residual  assets that can be included as part of  regulatory capital.

As a result of these factors,  Provident decided that  securitizations made during the third quarter 2000 and thereafter  would be structured to allow for the  transactions  to be treated  as  secured  financings which eliminates the use of gain-on-sale  accounting.  The switch to a secured financing structure does not affect the total profit Provident will  recognize  over the life of the asset,  but rather  impacts  the timing of income  recognition.  Secured financing  transactions  cause reported  earnings from securitized  assets to be lower in the initial periods  and higher in later  periods,  as  interest  is earned on the assets. As a result, moving away from transaction  structures that use gain-on-sale  accounting will cause  Provident's  earnings to be lower over the short term.

Securitizations  which were  treated as sales have made a  significant impact on Provident's  financial  condition and results of operations.
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
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Impact of Securitizations on the Consolidated Statements of Income
------------------------------------------------------------------

Based on the asset type,  terms and  structure  of the  securitization transaction, a gain may be recognized immediately upon the sale of the assets  and/or  income  is  recognized  throughout  the  life  of  the securitization.  The following  table  provides a summary of principal
securitized   and  gains   recognized   for  the   various   types  of
securitization structures for the periods indicated:

                                    Three Months Ended March 31,
                              ----------------------------------------
                                     2001                 2000
                              -----------------    -------------------
(In Thousands)                Principal    Gain    Principal      Gain
----------------------------------------------------------------------
Non-Cash Gains:
  Nonconforming Residential        $ -     $ -     $515,000   $ 15,441
Cash Gains:
  Equipment Leases                   -       -      167,780      7,380
Non-Recognition of Gains:
  Automobile Leases                  -       -       98,244          -
                                   ---     ---     --------   --------
Total Securitizations              $ -     $ -     $781,024   $ 22,821
                                   ===     ===     ========   ========

The securitization and sale of nonconforming  residential,  prime home equity and  credit  card loans have  resulted  in the  recognition  of non-cash gains.  Gains recognized under this structure are referred to as non-cash  gains as Provident  receives  cash equal to the amount of loans  sold.  The gains or losses  are  determined  based on a present value calculation of future cash flows of the underlying loans, net of interest  payments  to  security  holders,  loan  loss and  prepayment assumptions and normal servicing revenue.  These net cash flows, which are represented by retained interests on securitized assets ("RISAs"), are included in  investment  securities.  No RISAs have been  recorded since June 2000.

Cash gains have been  recognized from the  securitization  and sale of equipment  leases.  Under  the  structure  of  these  securitizations,
Provident  sells the lease  payments  under  the  lease  contract  but retains ownership of the underlying equipment.  The cash received from these  sales  exceeds  the  present  value of the lease  payments  and generated the cash gain.

The  securitization  and  sale of  automobile  leases  results  in the recognition  of operating  lease income or expense  rather than gains.
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

                                    Nonconforming         Prime   Equipment        Auto
                                      Residential   Home Equity     Leasing     Leasing
                                      -------------------------------------------------
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

Provident   retains  the   servicing   of  the  loans  and  leases  it
securitizes. As a result, a significant level of assets is serviced by
Provident, which do not appear on its balance sheet. These off-balance sheet assets were  primarily  responsible  for the generation of $11.1 million  and $11.8  million in loan  servicing  fees  during the first three months of 2001 and 2000, respectively.

The Mortgage  Banking  business line has been originating or acquiring nonconforming  residential loans since 1996. Major  characteristics of these  nonconforming  loans include:  54% with an "A" credit grade and
32% with a "B" credit  grade;  70% with full  documentation;  68% have prepayment  penalties;  96% are  secured by first  mortgages;  92% are owner occupied; and, on average, have a 77% loan-to-value ratio.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

A summary of nonconforming residential loans originated or acquired by loan type as of and for the  three-month  period  ended March 31, 2001 and 2000 is provided below:

                                          Three Months Ended March 31,
                                          ----------------------------
(In Thousands)                                      2001          2000
----------------------------------------------------------------------
Originations for the Period Ended:
 Fixed Rate, Fully Amortizing                 $  114,124    $  226,895
 Fixed Rate, 15-Year Balloon Payments             43,040       115,408
                                              ----------    ----------
  Total Fixed Rate Loans                         157,164       342,303
 Adjustable Rate, 3/27 Loans                     102,544       154,930
 Other Adjustable Rate Loans                      88,900        14,108
                                              ----------    ----------
  Total Adjustable Rate Loans                    191,444       169,038
                                              ----------    ----------
   Total Originations                         $  348,608    $  511,341
                                              ==========    ==========
Loans Outstanding as of:
 Fixed Rate, Fully Amortizing                 $1,602,525    $1,382,500
 Fixed Rate, 15-Year Balloon Payments            877,318       808,502
                                              ----------    ----------
  Total Fixed Rate Loans                       2,479,843     2,191,002
 Adjustable Rate, 3/27 Loans                   1,580,730     1,396,362
 Adjustable Rate, 2/28 Loans                     145,766       176,777
 Other Adjustable Rate Loans                     158,782        66,041
                                              ----------    ----------
  Total Adjustable Rate Loans                  1,885,278     1,639,180
                                              ----------    ----------
   Total Outstanding                          $4,365,121    $3,830,182
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

                                                       March 31,
                                              ------------------------
(In Thousands)                                      2001          2000
----------------------------------------------------------------------
Nonconforming Residential                     $3,394,163    $3,736,182
Auto Leases                                    1,093,911     1,417,332
Prime Home Equity                                436,914       384,769
Equipment Leases                                 328,795       434,715
Credit Card                                      165,000       230,000
Warehouse                                              -       186,200
                                              ----------    ----------
                                              $5,418,783    $6,389,198
                                              ==========    ==========

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

In   connection   with   the   recognition   of   non-cash   gains  on
securitizations  accounted  for as sales,  the present value of future cash flows,  referred to as retained  interest in  securitized  assets
("RISA"),  were  recorded as assets within the  investment  securities line item of the consolidated  balance sheets.  Components of the RISA as of March 31, 2001 follow:

                                           Nonconforming         Prime
(In Thousands)                               Residential   Home Equity
----------------------------------------------------------------------
Estimated Cash Flows of Underlying Loans,
 Net of Payments to Certificate Holders        $ 357,869     $  25,462
Less:
  Estimated Credit Loss (1)                       (8,794)         (270)
  Servicing and Insurance Expense                (40,521)       (3,340)
  Discount to Present Value                      (39,354)       (1,319)
                                               ---------     ---------
Carrying Value of Retained Interest in
  Securitized Assets (1)                       $ 269,200     $  20,533
                                               =========     =========

(1) Only the pre-1998  securitizations  provide for  estimated  credit losses  within  the cash  flows of the  RISA.  Information  on all estimated  credit  losses is presented in the  discussion  of cash
    reserve   accounts  and  credit  quality  of  securitized   assets
    immediately   following   this  table.   The  carrying   value  on
    nonconforming  residential  loans,  net of all loss estimates,  is
    $174.3 million.

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
Detail of the cash reserve accounts,  net of loss estimates,  at March
31, 2001 follows:

                                                Cash         Loss      Net Cash
(In Thousands)                              Reserves    Estimates      Reserves
-------------------------------------------------------------------------------
Receivables from Securitization Trusts:
 Nonconforming Residential Loans (1)       $ 444,586    $ (94,880)    $ 349,706
 Equipment Leases                             47,543       (9,259)       38,284
 Prime Home Equity Loans                      29,179         (781)       28,398
                                           ---------    ---------     ---------
Total Securitization Trusts                $ 521,308    $(104,920)    $ 416,388
                                           =========    =========     =========

(1) Total loss estimates including those contained within the RISA are
    $103.7 million.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Credit Quality of Securitized Assets
------------------------------------

The following  table  presents a summary of various  indicators of the credit quality of off-balance sheet loans and leases as of and for the three months ended March 31, 2001:

                                              Nonconforming   Prime Home   Equipment
(Dollars in Thousands)                       Residential(1)    Equity(1)   Leases(1)
------------------------------------------------------------------------------------
For the Three Months Ended March 31, 2001:
 Average Securitized Assets                     $3,481,026     $451,153    $335,750
 Net Charge-Offs                                     8,747          542         642
 Net Charge-Offs to Average
  Securitized Assets (Annualized)                     1.01%        0.48%       0.76%
As of March 31, 2001:
 Securitized Assets                             $3,394,163     $436,914    $328,795
 Estimated Credit Losses Provided For              103,674          781       9,259
 Estimated Credit Losses to
  Period-End Securitized Assets                       3.05%        0.18%       2.82%
 Estimated Credit Loss Rates:
  Annual Basis                                        1.09%        0.20%       1.00%
  Percentage of Original Balance                      2.94%        0.42%       1.97%
 Delinquency Rates:
  30 to 89 Days                                       4.08%        0.25%       2.31%
  90 or More                                         10.49%        0.15%       0.80%

FANNIE MAE DUS PROGRAM
----------------------

Red  Capital  Group,  which was  acquired by  Provident  at the end of
September 2000, is an approved Fannie Mae Delegated  Underwriting  and
Servicing  ("DUS") mortgage lender.  Under the Fannie Mae DUS program,
Red Capital underwrites, funds and sells mortgage loans on multifamily rental  projects.  Red Capital then services  these  mortgage loans on
Fannie  Mae's  behalf.  Participation  in the Fannie  Mae DUS  program requires execution of a Loss Sharing Agreement under which Red Capital agrees to share the risk of loan losses with Fannie Mae. Red Capital's share  of any  losses  is  limited  to 20% of the  original  principal balance of each loan.  The substance of the Loss Sharing  Agreement is that Red  Capital  assumes  the  initial  loss up to 5% of the  unpaid principal  balance,  after  which Red  Capital  and  Fannie  Mae split additional  losses 25% to Red Capital and 75% to Fannie Mae until such additional losses total 20% of the unpaid principal balance. From that point,  losses are split 10% to Red Capital and 90% to Fannie Mae with the total loss to Red Capital capped at 20% of the original  principal balance of the loan.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Red Capital services  multifamily mortgage loans under the DUS program with an outstanding principal balances aggregating  approximately $1.8 billion  at March 31,  2001.  At March 31,  2001,  no DUS loans in Red
Capital's loan servicing portfolio were delinquent or in default.  Red
Capital has  established  reserves of  approximately  $6.2 million for possible loan losses under this program.  The reserve is determined by evaluating  pools of homogenous loans and includes  information  based upon  industry  and  historical  loss  experience,  as  well  as  each
project's  recent  operating  performance.   Management  believes  the
reserve is  maintained  at a level that  adequately  provides  for the inherent losses within Red Capital's portfolio of loans sold under the
DUS program.  The  employees and  management  team of Red Capital have originated  and serviced the  existing  Fannie Mae DUS loan  servicing portfolio  since 1995  without  any  charge-offs  relating  to the DUS loans.

DERIVATIVE AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
------------------------------------------------------

In the  normal  course of  business,  Provident  uses  derivative  and off-balance  sheet  financial  instruments to manage its interest rate risk and to meet the financing  needs of its  customers.  At March 31,
2001,  these  financial  instruments  consisted of standby  letters of credit of $221 million,  commitments to extend credit of $2.5 billion, and  interest  rate swaps,  caps and floors with a notional  amount of
$6.1 billion, $6.3 billion and $2.0 billion respectively.

During  2000,   Provident   entered   into  a  credit  risk   transfer
transaction. Under this transaction,  Provident transferred 98% of the credit risk on a $1.8 billion auto lease portfolio,  while retaining a
2% first-loss position. As a result of this transaction, Provident was able to lower its credit  concentration in auto leasing while reducing its regulatory capital requirements.

LIQUIDITY
---------

Adequate  liquidity  is  necessary  to meet the  borrowing  needs  and deposit  withdrawal  requirements  of  customers as well as to satisfy liabilities, fund operations and support asset growth. Provident has a number of sources to provide for  liquidity  needs.  First,  liquidity needs can be met by the  liquid  assets on its  balance  sheet such as cash,  deposits  with other banks and federal  funds sold.  Additional sources of liquidity  include the sale of investment  securities,  the secured  financing of corporate and consumer  loans and leases and the generation of new deposits.  Provident may also borrow both short-term
and  long-term  funds.   Provident  has  an  additional  $1.4  billion
available  for  borrowing  under a $1.5  billion  bank notes  program.
Approximately $76 million of long-term debt is due to be repaid during the remainder of 2001.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The major source of liquidity for Provident on a parent-only  basis is dividends paid to it by its subsidiaries.  Pursuant to Federal Reserve and state  banking  regulations,  the  maximum  amount  available  for dividend  distribution  to the Parent at March 31, 2001 by its banking subsidiary was approximately $159 million. The Parent has not received any dividends from its subsidiaries during the current year.

During  2001,  the Parent has not drawn on any of its $200  million in general purpose lines of credit with unaffiliated banks.  Additionally the Parent had  approximately  $212 million in cash,  interest earning deposits and federal funds sold to meet its liquidity needs.

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

In  addition  to the  natural  balance  sheet  hedges,  ALCO  utilizes derivative  instruments  to manage  interest  rate risk on and off its balance  sheet.  Interest rate swaps are the most widely used tools to manage interest rate risk.  Provident has used derivative  instruments effectively  for a number of years and believes it has  developed  the appropriate  expertise and knowledge to achieve a sound  interest rate risk management process.  Additional information concerning the use of derivative  instruments  is  provided  in Note 5 of the  Notes  to the
Consolidated Financial Statements.

Provident  uses an earnings  simulation  model to analyze net interest
income   sensitivity  to  movements  in  interest   rates.   Given  an
instantaneous and permanent change in the pricing of all interest rate
sensitive   assets,   liabilities  and  off-balance   sheet  financial
agreements  of  Provident,  net  interest  income  would change by the following over the next 12-month period: increase 1.4% for a 100 basis point decrease; increase 2.9% for a 200 basis point decrease; decrease
1.4% for a 100 basis point increase; and decrease 2.8% for a 200 basis point increase.  The effects of these interest rate  fluctuations  are considered  worst  case  scenarios,  as the  analysis  does  not  give consideration to any management of the new interest rate  environment.
These tests are performed on a monthly basis,  and the results,  which are  in  compliance  with  policy,  are  presented  to  the  Board  of
Directors.

           PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Registrant's  annual  meeting  of  shareholders  was held on April 26,
2001.  Proxies  were  solicited  pursuant to  Regulation  14 under the
Securities  Exchange Act of 1934 and the following  matters were voted upon and approved by the shareholders as indicated below.

                                                   Votes         Votes
                                                     For      Withheld
                                              ------------------------
Election of the following directors:
(a) Jack M. Cook                              44,577,714       349,794
(b) Thomas D. Grote, Jr.                      44,613,447       314,061
(c) Robert L. Hoverson                        43,408,729     1,518,779
(d) Philip R. Myers                           43,535,648     1,391,860
(e) Joseph A. Pedoto                          44,611,806       315,702
(f) Sidney A. Peerless                        44,599,157       328,351
(g) Joseph A. Steger                          44,560,482       367,026

                                      Votes       Votes                  Broker
                                        For     Against   Abstained   Non-Votes
                                 ----------------------------------------------
Increase shares authorized
 under Provident's 1997 Stock
 Option Plan from 4,000,000
 shares to 7,000,000 shares      36,194,783   3,790,785     694,642   4,247,298

Approval of Ernst & Young LLP
 as Provident's independent
 public accountants for 2001     44,760,152     113,836      53,520           0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(b) Reports on Form 8-K:

Form 8-K  (Item  5) filed on  January  30,  2001  reaffirming  current earnings per share  expectations  for 2001 to fall within the range of
$2.75 - $2.85.  In addition,  the first  quarter of 2001  earnings per share is being targeted to fall within the range of $.50 - $.55.

Form  8-K  (Items  5 and 7)  filed on  March  23,  2001  stating  that
Provident had entered into an Underwriting  Agreement  relating to the sale of  5,000,000  9.45%  Trust  Preferred  Securities  of  Provident
Capital Trust IV.

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

                                       Provident Financial Group, Inc.
                                       -------------------------------
                                                  Registrant

Date:  May 4, 2001                         \s\ Christopher J. Carey
                                           ------------------------
                                             Christopher J. Carey
                                         Executive Vice President and
                                            Chief Financial Officer