Form 10-Q
period 2001-06-30
PROVIDENT FINANCIAL GROUP INC
filed 2001-08-14
CIK 316770

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15 (d) of
                  the Securities Exchange Act of 1934

For the Quarterly Period Ended                        Commission File
June 30, 2001                                              No. 1-8019

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

                            Yes __X__ No ______

Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common  stock,  as of the latest  practicable  date:  Common stock, without par value, outstanding at July 31, 2001 is 49,056,878.

                 Please address all correspondence to:

                          Christopher J. Carey
          Executive Vice President and Chief Financial Officer
                    Provident Financial Group, Inc.
                         One East Fourth Street
                         Cincinnati, Ohio 45202

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                       INDEX TO QUARTERLY REPORT

                              ON FORM 10-Q

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

      Consolidated Balance Sheets . . . . . . . . . . . . . . . . .  3
      Consolidated Statements of Income . . . . . . . . . . . . . .  4
      Consolidated Statements of Changes in Shareholders' Equity  .  5
      Consolidated Statements of Cash Flows . . . . . . . . . . . .  6
      Notes to the Consolidated Financial Statements  . . . . . . .  7

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . 10

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK  . . . . . . . . . . . . . . . . . . . 34

PART II. OTHER INFORMATION

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . 35

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . 35

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                            June 30,     December 31,
                                                              2001           2000
(Dollars in Thousands)                                    (Unaudited)
-------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                $    231,888    $    286,051
  Federal Funds Sold and Reverse Repurchase Agreements         82,671          82,977
  Trading Account Securities                                   87,748          41,949
  Loans Held for Sale                                         154,682         206,168
  Investment Securities Available for Sale
   (amortized cost - $3,094,514 and $3,041,204)             3,068,703       3,013,621
  Loans and Leases (Net of Unearned Income):
    Corporate Lending:
      Commercial                                            4,765,512       4,580,215
      Mortgage                                                586,006         632,801
      Construction                                            817,314         801,211
      Lease Financing                                       1,185,972         607,478
    Consumer Lending:
      Residential                                           1,103,816         835,510
      Installment                                             761,628         580,046
      Lease Financing                                       1,200,443       1,039,645
                                                         ------------    ------------
        Total Loans and Leases                             10,420,691       9,076,906
    Reserve for Loan and Lease Losses                        (176,975)       (154,300)
                                                         ------------    ------------
        Net Loans and Leases                               10,243,716       8,922,606
  Leased Equipment                                            191,695         215,227
  Premises and Equipment                                      102,893         103,919
  Receivables from Securitization Trusts                      316,390         417,420
  Other Assets                                                603,798         567,447
                                                         ------------    ------------
                                                         $ 15,084,184    $ 13,857,385
                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                $  1,145,640    $  1,293,396
      Interest Bearing                                      7,618,220       7,535,714
                                                         ------------    ------------
        Total Deposits                                      8,763,860       8,829,110
    Short-Term Debt                                         1,769,045         639,023
    Long-Term Debt                                          2,663,336       2,774,493
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures                 450,539         329,239
    Accrued Interest and Other Liabilities                    454,726         294,737
                                                         ------------    ------------
        Total Liabilities                                  14,101,506      12,866,602
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized,
     Series D, 70,272 Issued                                    7,000           7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 48,915,139 and 48,814,463 Issued              14,499          14,469
    Capital Surplus                                           317,154         314,895
    Retained Earnings                                         708,069         672,348
    Accumulated Other Comprehensive Loss                      (64,044)        (17,929)
                                                         ------------    ------------
        Total Shareholders' Equity                            982,678         990,783
                                                         ------------    ------------
                                                         $ 15,084,184    $ 13,857,385
                                                         ============    ============
See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                 Three Months Ended      Six Months Ended
                                                       June 30,              June 30,
                                                 -------------------   -------------------
(In Thousands, Except Per Share Data)              2001       2000       2001       2000
------------------------------------------------------------------------------------------
Interest Income:
  Interest and Fees on Loans and Leases          $225,925   $173,571   $449,023   $335,382
  Interest on Investment Securities                51,941     59,886    108,785    119,670
  Other Interest Income                             5,023        159     10,099        493
                                                 --------   --------   --------   --------
      Total Interest Income                       282,889    233,616    567,907    455,545
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                    18,800     18,377     40,559     35,458
    Time Deposits                                  82,020     70,849    171,996    134,339
                                                 --------   --------   --------   --------
      Total Interest on Deposits                  100,820     89,226    212,555    169,797
  Interest on Short-Term Debt                      17,182     23,589     30,097     48,249
  Interest on Long-Term Debt                       40,323     21,904     84,577     40,836
  Interest on Junior Subordinated Debentures        8,925      4,594     16,162      9,158
                                                 --------   --------   --------   --------
      Total Interest Expense                      167,250    139,313    343,391    268,040
                                                 --------   --------   --------   --------
        Net Interest Income                       115,639     94,303    224,516    187,505
Provision for Loan and Lease Losses                24,900      9,700     48,587     19,400
                                                 --------   --------   --------   --------
  Net Interest Income After Provision
    for Loan and Lease Losses                      90,739     84,603    175,929    168,105
Noninterest Income:
  Service Charges on Deposit Accounts              10,131      8,745     18,603     17,238
  Loan Servicing Fees                              10,985     13,103     22,055     24,909
  Other Service Charges and Fees                   17,592      9,583     29,609     19,418
  Operating Lease Income                           11,410     10,413     22,831     20,499
  Gain on Sales of Loans and Leases - Non-Cash          -     19,006          -     34,447
  Gain on Sales of Loans and Leases - Cash            857      2,270      1,236      9,968
  Warrant Gains                                       412      3,800        412      4,800
  Security Gains                                        -          -          -         24
  Other                                            11,856      3,363     21,235      7,918
                                                 --------   --------   --------   --------
    Total Noninterest Income                       63,243     70,283    115,981    139,221
Noninterest Expense:
  Salaries, Wages and Benefits                     53,036     40,917    101,168     81,287
  Charges and Fees                                  8,824      5,803     15,909     10,550
  Occupancy                                         5,541      4,971     11,149      9,979
  Depreciation on Operating Lease Equipment         6,502      6,971     13,067     13,256
  Equipment Expense                                 6,359      6,103     13,017     12,339
  Professional Services                             7,344      5,401     12,767     10,434
  Merger and Restructuring Charges                      -          -          -     39,300
  Other                                            17,156     14,739     32,507     30,782
                                                 --------   --------   --------   --------
    Total Noninterest Expense                     104,762     84,905    199,584    207,927
                                                 --------   --------   --------   --------
Income Before Income Taxes                         49,220     69,981     92,326     99,399
Applicable Income Taxes                            17,368     25,092     32,671     37,738
                                                 --------   --------   --------   --------
  Net Income                                     $ 31,852   $ 44,889   $ 59,655   $ 61,661
                                                 ========   ========   ========   ========
Per Common Share:
  Basic Earnings Per Share                       $   0.65   $   0.92   $   1.21   $   1.26
  Diluted Earnings Per Share                         0.63       0.89       1.18       1.22
  Cash Dividends Paid                                0.24       0.24       0.48       0.48

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Unaudited)

                                                                             Accumulated
                                                                                Other
                              Preferred     Common     Capital    Retained  Comprehensive
(In Thousands)                    Stock      Stock     Surplus    Earnings      Loss          Total
---------------------------------------------------------------------------------------------------
Balance at January 1, 2000      $ 7,000   $ 14,410   $ 308,237   $ 646,472   $ (49,897)   $ 926,222

Net Income                                                          61,661                   61,661
Change in Unrealized Loss
 on Marketable Securities                                                       (4,450)      (4,450)
                                                                                          ---------
 Comprehensive Income                                                                        57,211

Dividends Paid on:
 Preferred Stock                                                      (474)                    (474)
 Common Stock                                                      (23,377)                 (23,377)
Exercise of Stock Options and
 Accompanying Tax Benefits                      39       2,374                                2,413
Cash Paid in Lieu of
 Issuance of Fractional
 Shares in Acquisition                                     (31)                                 (31)
Amortization of Expense
 Related to Employee Stock
 Benefit Plans                                             780                                  780
Liquidation of Employee
 Stock Benefit Plans                                     1,478                                1,478
                                -------   --------   ---------   ---------   ---------    ---------
Balance at June 30, 2000        $ 7,000   $ 14,449   $ 312,838   $ 684,282   $ (54,347)   $ 964,222
                                =======   ========   =========   =========   =========    =========

Balance at January 1, 2001      $ 7,000   $ 14,469   $ 314,895   $ 672,348   $ (17,929)   $ 990,783

Net Income                                                          59,655                   59,655
Change in Unrealized
 Gain/(Loss) on:
 Hedging Instruments                                                           (18,769)     (18,769)
 Marketable Securities                                                             986          986
                                                                                          ---------
  Comprehensive Income Before
   Cumulative Effect of a
   Change in Accounting
   Principle                                                                                 41,872
Cumulative Effect of a Change
 in Accounting Principle                                                       (28,332)     (28,332)
                                                                                          ---------
  Comprehensive Income                                                                       13,540

Dividends Paid on:
 Preferred Stock                                                      (474)                    (474)
 Common Stock                                                      (23,460)                 (23,460)
Exercise of Stock Options and
 Accompanying Tax Benefits                      22       1,437                                1,459
Distribution of Contingent
 Shares for Prior Year
 Acquisition                                     8         822                                  830
                                -------   --------   ---------   ---------   ---------    ---------
Balance at June 30, 2001        $ 7,000   $ 14,499   $ 317,154   $ 708,069   $ (64,044)   $ 982,678
                                =======   ========   =========   =========   =========    =========

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                             Six Months Ended June 30,
                                                             -------------------------
(In Thousands)                                                     2001           2000
--------------------------------------------------------------------------------------
Operating Activities:
  Net Income                                                $    59,655    $    61,661
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                        48,587         19,400
      Amortization of Goodwill                                    2,238          2,149
      Other Amortization and Accretion                          (10,857)       (16,562)
      Depreciation of Leased Equipment and
        Premises and Equipment                                   24,611         23,631
      Tax Benefit Received from Exercise of Stock Options           453            250
      Realized Investment Security Gains                              -            (24)
      Proceeds from Sale of Loans Held for Sale                 976,603      1,049,470
      Origination of Loans Held for Sale                       (925,117)      (986,636)
      Realized Gains on Loans Held for Sale                           -        (30,607)
      Increase in Trading Account Securities                    (45,799)             -
      (Increase) Decrease in Interest Receivable                  1,795        (19,212)
      (Increase) Decrease in Other Assets                       (47,337)       (20,426)
      Increase in Interest Payable                               11,567          7,488
      Decrease in Other Liabilities                              49,489          2,273
                                                            -----------    -----------
        Net Cash Provided By Operating Activities               145,888         92,855
                                                            -----------    -----------
Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                       1,368,361      1,175,626
    Proceeds from Maturities and Prepayments                    598,224        189,366
    Purchases                                                (2,006,168)    (1,837,803)
  (Increase) Decrease in Receivables Due From
   Securitization Trusts                                        101,030        (95,472)
  Net Increase in Loans and Leases                           (1,368,864)      (389,708)
  Net (Increase) Decrease in Operating Lease Equipment           10,465        (59,370)
  Net Increase in Premises and Equipment                        (10,518)        (9,746)
                                                            -----------    -----------
    Net Cash Used In Investing Activities                    (1,307,470)    (1,027,107)
                                                            -----------    -----------
Financing Activities:
  Increase (Decrease) in Deposits of
   Securitization Trusts                                        (87,267)        97,982
  Increase in Other Deposits                                     64,763        365,450
  Increase in Short-Term Debt                                 1,130,022        (68,475)
  Principal Payments on Long-Term Debt                         (106,142)      (101,055)
  Proceeds From Issuance of Long-Term Debt and
    Company's Junior Subordinated Debentures                    128,665        548,096
  Cash Dividends Paid                                           (23,934)       (23,851)
  Proceeds from Exercise of Stock Options                         1,006          2,163
  Net Increase in Other Equity Items                                  -          2,227
                                                            -----------    -----------
    Net Cash Provided By Financing Activities                 1,107,113        822,537
                                                            -----------    -----------
      Increase (Decrease) in Cash and Cash Equivalents          (54,469)      (111,715)
  Cash and Cash Equivalents at Beginning of Period              369,028        376,143
                                                            -----------    -----------
    Cash and Cash Equivalents at End of Period              $   314,559    $   264,428
                                                            ===========    ===========
Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                $   330,954    $   260,550
    Income Taxes                                                 14,634         41,437
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to
      Other Real Estate                                          12,033          5,649
    Residual Interest in Securitized Assets Created from
      the Sale of Loans                                               -        106,098

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

                                                    Three Months Ended       Six Months Ended
                                                         June 30,                 June 30,
                                                   --------------------    --------------------
(In Thousands, Except Per Share Data)                  2001        2000        2001        2000
-----------------------------------------------------------------------------------------------
Basic:
 Net Income                                        $ 31,852    $ 44,889    $ 59,655    $ 61,661
 Less Preferred Stock Dividends                        (237)       (237)       (474)       (474)
                                                   --------    --------    --------    --------
  Income Available to Common Shareholders            31,615      44,652      59,181      61,187
  Weighted-Average Common Shares Outstanding         48,897      48,739      48,881      48,715
                                                   --------    --------    --------    --------
 Basic Earnings Per Share                          $   0.65    $   0.92    $   1.21    $   1.26
                                                   ========    ========    ========    ========
Diluted:
 Net Income                                        $ 31,852    $ 44,889    $ 59,655    $ 61,661
 Weighted-Average Common Shares Outstanding          48,897      48,739      48,881      48,715
 Assumed Conversion of:
  Convertible Preferred Stock                           988         988         988         988
  Dilutive Stock Options (Treasury Stock Method)        689         590         686         648
                                                   --------    --------    --------    --------
 Dilutive Potential Common Shares                    50,574      50,317      50,555      50,351
                                                   --------    --------    --------    --------
 Diluted Earnings Per Share                        $   0.63    $   0.89    $   1.18    $   1.22
                                                   ========    ========    ========    ========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GUARANTEED  PREFERRED  BENEFICIAL INTERESTS IN COMPANY'S JUNIOR
-----------------------------------------------------------------------
SUBORDINATED DEBENTURES
-----------------------

Wholly-owned  subsidiary trusts of Provident have issued $462.5 million of  preferred  securities  and, in turn,  purchased  $462.5  million of
newly-authorized   Provident  junior   subordinated   debentures.   The
debentures  provide interest and principal payments to fund the trusts'
obligations.   Provident  fully  and  unconditionally   guarantees  the
preferred  securities.  The  preferred  securities  qualify  as  Tier 1 capital for bank regulatory purposes. The sole assets of the trusts are the debentures.  The junior  subordinated  debentures  consisted of the following at June 30, 2001:

                            Stated    Effective    Maturity
(Dollars in Thousands)       Rate      Rate(1)       Date       Amount
----------------------------------------------------------------------
November 1996 Issuance       8.60%      8.68%      12/01/26    $ 99,035
June 1999 Issuance           8.75%      5.04%      06/30/29     121,325
November 2000 Issuance      10.25%      6.49%      12/31/30     109,084
March 2001 Issuance          9.45%      6.65%      03/30/31     121,095
                                                               --------
      Total                                                    $450,539
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

The subsidiaries and their total assets as of June 30, 2001 follow:

(In Thousands)                                             Total Assets
-----------------------------------------------------------------------
Provident Auto Leasing Company                                 $557,183
Provident Auto Rental LLC (2000-1)                              382,973
Provident Lease Receivables Company LLC                         214,882
Provident Auto Rental LLC (1999-1)                              191,607
Provident Auto Rental LLC (2000-2)                              162,626
Provident Auto Rental Company LLC (1998-2)                       38,501
Provident Auto Rental Company LLC (1998-1)                       36,833

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

Upon the adoption of SFAS No. 133 and for the six months ended June 30,
2001,  Provident recorded reductions in accumulated other comprehensive income of $28.3  million and $18.8  million,  respectively.  No gain or loss  was  recognized  at the time of  adoption  or for the  first  two quarters of 2001 as a result of ineffective cash flow hedges.

NOTE 6:  NEW ACCOUNTING STANDARDS
---------------------------------

In June 2001, the Financial  Accounting Standards Board issued SFAS No.
141, Business Combinations,  and No. 142, Goodwill and Other Intangible
Assets,  effective for fiscal years  beginning after December 15, 2001.
Under the new rules,  goodwill  and  intangible  assets  deemed to have indefinite  lives  will no longer be  amortized  but will be subject to annual  impairment  tests  in  accordance  with the  Statements.  Other intangible assets continue to be amortized over their useful lives.

Provident will apply the new rules on accounting for goodwill and other intangible  assets beginning in the first quarter of 2002.  Application of the  nonamortization  provisions  of the  Statement  is  expected to result in an increase in net income of $2.9  million,  or six cents per share, per year.  During 2002,  Provident will perform the first of the required  impairment  tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these  tests  will be on the  earnings  and  financial  position  of
Provident.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Forward Looking Statements
--------------------------

This Form 10-Q contains  certain  forward-looking  statements  that are subject to numerous  assumptions,  risks or uncertainties.  The Private
Securities  Litigation  Reform Act of 1995  provides a safe  harbor for forward-looking statements. Actual results could differ materially from those contained in or implied by such forward-looking  statements for a variety of factors  including:  sharp and/or rapid  changes in interest rates;  significant changes in the anticipated  economic scenario which could materially change  anticipated credit quality trends, the ability to generate loans and leases;  significant cost, delay in, or inability to execute  strategic  initiatives  designed  to grow  revenues  and/or manage expenses;  consummation of significant business  combinations or divestitures; and significant changes in accounting, tax, or regulatory practices or requirements  and factors noted in connection with forward looking statements.  Additionally, borrowers could suffer unanticipated losses without  regard to general  economic  conditions.  The result of these and other factors could cause  differences  from  expectations in the level of defaults,  changes in risk characteristics of the loan and lease  portfolio,  and  changes  in the  provision  for loan and  lease losses.  Forward-looking  statements  speak  only as of the date  made.
Provident  undertakes  no  obligations  to update  any  forward-looking statements to reflect events or circumstances arising after the date on which they are made.

RESULTS OF OPERATIONS
---------------------

Summary
-------

Provident  reported net income of $31.9 million for the second  quarter of 2001  compared to $44.9  million for the same period in 2000.  On an operating income basis (excludes unusual and significant expenses), net income for the first six months of 2001 and 2000 was $59.7  million and
$88.7  million,  respectively.  Operating  earnings  for 2000 exclude a
$27.0 million  after-tax  charge related to the acquisition of Fidelity
Financial of Ohio, Inc.  Operating  earnings per diluted share was $.63 and  $1.18  for the  second  quarter  and  first  six  months  of 2001, respectively,  versus $.89 and $1.76 in last year's second  quarter and first six months, respectively.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The following table summarizes earnings components,  earnings per share and key financial ratios:

                                            Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,
(Dollars in Thousands,                ------------------------------   --------------------------------
 Except Per Share Data)                   2001        2000    Change       2001        2000      Change
-------------------------------------------------------------------------------------------------------
Net Interest Income                   $115,639    $ 94,303        23%  $224,516    $187,505          20%
Gain on Sale of Loans and Leases           857      21,276       (96)     1,236      44,415         (97)
Other Noninterest Income                62,386      49,007        27    114,745      94,806          21
Total Revenue                          178,882     164,586         9    340,497     326,726           4
Provision for Loan and Lease Losses     24,900       9,700       157     48,587      19,400         150
Noninterest Expense(1)                 104,762      84,905        23    199,584     207,927          (4)
Net Income(1)                           31,852      44,889       (29)    59,655      61,661          (3)
Diluted Earnings per Share(1)             0.63        0.89       (29)      1.18        1.22          (3)
Return on Average Equity(1)              13.06%      19.50%               12.27%      13.36%
Return on Average Assets(1)               0.85%       1.51%                0.81%       1.05%
Efficiency Ratio                         58.57%      51.58%               58.61%      51.61%

(1) Financial Data Based on Operating Earnings follows
     (excludes Merger and Restructuring Charges):
    Noninterest Expense                                                $199,584    $168,627          18%
    Net Income                                                           59,655      88,661         (33)
    Diluted Earnings per Share                                             1.18        1.76         (33)
    Return on Average Equity                                              12.27%      19.21%
    Return on Average Assets                                               0.81%       1.51%

The lower net income and financial performance ratios for 2001 were the result of the third  quarter 2000  decision to change the  structure of securitizations  to  secured  financings  which  eliminates  the use of gain-on-sale  accounting.  The switch to a secured financing  structure does not affect the total profit Provident will recognize over the life of the  loans and  leases,  but  rather  impacts  the  timing of income recognition.  Secured  financing  transactions  cause reported earnings from  securitized  loans and leases to be lower in the initial  periods and higher in later  periods,  as  interest  is earned on the loans and leases. As a result,  moving away from transaction  structures that use gain-on-sale  accounting causes  Provident's  earnings to be lower over the short term.

Provident's total revenue (net interest income plus noninterest income)
increased  4% during the first six months of 2001  compared to the same period  during  2000  despite the absence of gains on sale of loans and leases during 2001. Net interest income increased by $37.0 million,  or
20%, as a result of strong  growth in both the  corporate  and consumer lending portfolios. Noninterest income, excluding gain on sale of loans and leases, increased $19.9 million, or 21%, primarily due to growth in other  service  charges  and  fees.  Gain on sale of loans  and  leases decreased  $43.2  million  due  to  the  change  in  the  structure  of securitizations.

Total  average  assets  for the  first  six  months  of 2001  grew $2.9 billion,  or 25% as  compared  to the  same  period  during  2000.  The
increase  was   primarily  in  the  consumer  and   corporate   lending
portfolios,  which experienced growth of $1.4 billion and $1.3 billion, respectively, in average assets during this time period.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The provision for loan and lease losses was $48.6 million for the first six months of 2001 as  compared to $19.4  million  during the same time period of 2000.  The increase was due  primarily to (1) higher loan and lease balances  resulting from the change in  securitization  structure which no longer  removes loans and leases from the balance  sheet,  (2)
higher net charge-offs,  and (3) a higher ratio of reserve for loan and lease losses to total loans and leases.

Operating  noninterest  expense  increased  $31.0  million,  or 18%, to
$199.6 million for the first two quarters of 2001 as compared to $168.6 million for the first two quarters of 2000. The increase in noninterest expense  was  primarily  the result of the  acquisition  of Red Capital
Group in September  of 2000 as well as  additional  investments  within existing businesses where good growth  opportunities  exist.  The ratio of operating noninterest expense to tax equivalent revenue ("efficiency ratio")  increased to 58.61%  during 2001 as compared to 51.61%  during
2000. The increase in the efficiency  ratio was  principally the result of the elimination of gain on sale of loans and leases. For purposes of
calculating  the  efficiency  ratio,   operating   noninterest  expense
excludes merger and restructuring  charges,  and tax equivalent revenue excludes security gains or losses.

Business Lines
--------------

The following  table  summarizes  total revenue,  operating  income and average  assets by major  lines of  business  for the  three-month  and six-month periods ended June 30, 2001 and 2000.

                              Three Months Ended           Six Months Ended
                                   June 30,                    June 30,
                          -------------------------   -------------------------
(Dollars in Millions)        2001      2000  Change      2001      2000  Change
-------------------------------------------------------------------------------
Total Revenue:
  Commercial Banking      $  91.8   $  63.2     45%   $ 171.7   $ 132.5     30%
  Retail Banking             64.1      70.0     -8%     124.3     132.1     -6%
  Mortgage Banking           23.0      31.4    -27%      44.5      62.1    -28%
  Corporate Center              -         -      -          -         -      -
                          -------   -------           -------   -------
                          $ 178.9   $ 164.6      9%   $ 340.5   $ 326.7      4%
                          =======   =======           =======   =======
Operating Income:
  Commercial Banking      $  21.6   $  21.0      3%   $  41.2   $  44.1     -7%
  Retail Banking              9.5      15.6    -39%      17.7      27.1    -35%
  Mortgage Banking            0.8       8.3    -90%       0.8      17.5    -95%
  Corporate Center              -         -      -          -         -      -
                          -------   -------           -------   -------
                          $  31.9   $  44.9    -29%   $  59.7   $  88.7    -33%
                          =======   =======           =======   =======
Average Assets:
  Commercial Banking      $ 6,975   $ 5,448     28%   $ 6,715   $ 5,393     25%
  Retail Banking            3,154     2,376     33%     3,114     2,312     35%
  Mortgage Banking          2,126       727    192%     2,052       711    189%
  Corporate Center          2,764     3,346    -17%     2,788     3,336    -16%
                          -------   -------           -------   -------
                          $15,019   $11,897     26%   $14,669   $11,752     25%
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

   Commercial  Banking  is  the  company's  largest  line  of  business contributing  nearly 70% of Provident's net operating income in both the second quarter and first six months of 2001.  Total revenues for the second  quarter  and first half of 2001  increased  45% and 30%, respectively,  as compared  to the same time  periods  during  2000.
   However,  net operating  income  increased  only $.6 million for the second  quarter and decreased  $2.9 million for the first six months of 2001 compared to the same time  intervals of 2000.  Net operating income for 2001 has been impacted by the third quarter 2000 decision to change  securitization  structures which eliminated  gain-on-sale accounting.  This  decision  resulted  in no  gain  on  sales  being recognized  during the 2001 as  compared  to  pre-tax  gains of $1.7 million and $9.1 million being recognized  during the second quarter

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

   and first six months of 2000, respectively. Also contributing to the lower income level was a larger loan loss  provision  resulting from higher  credit  losses and  management's  decision to  increase  the reserve for loan losses to total loans ratio.  Based upon  uncertain economic conditions,  the ratio was increased from 1.44% to 1.70% at
   December 31, 2000.

   Red Capital made significant  contributions to revenue growth during the second quarter of 2001.  Acquired in September 2000, Red Capital
   provides  a  national   platform   to   generate   fee  income  from
   originating,  selling and servicing in the  multifamily  housing and health-care real estate markets. Plans are to continue the expansion of Red Capital businesses in 2001,  thereby increasing  revenues and improving the balance between spread and fee-based revenue.

   Commercial  Banking continued its history of strong asset generation as evidenced  by average  assets  increasing  25% from the first six months  of  2000  to  2001.  Contributing  to  this  growth  was the expansion of the Commercial  Banking  business units,  including the acquisition of  approximately  $500 million of leases by Information
   Leasing Corporation and the opening of additional Commercial Banking offices.

o  Retail Banking provides consumer lending,  deposit accounts,  trust, brokerage  and  investment  products and services to its  customers.
   This  business  line  includes  Small  Business  Banking,   Consumer
   Lending,  Consumer Banking and Provident Financial Advisors business units.  Operating income decreased $6.1 million and $9.4 million for the second  quarter  and  six-month  period  ended June 30,  2001 as compared to the same  periods in 2000.  The  primary  driver for the
   decreases   was  the   decision   to   change   the   structure   of
   securitizations   resulting  in  the   elimination  of  gain-on-sale
   accounting.  This  decision  resulted  in no  gain  on  sales  being recognized  during the first half of 2001 as  compared  to a pre-tax gain of $4.2 million being  recognized  during the second quarter of
   2000.  Also,  provision  increased  as a result of (1)  management's decision  to  increase  the  reserve  for loan losses to total loans ratio and (2) higher loan  balances.  Loan  balances  for the second quarter of 2001 grew by 48% as  compared  to the  second  quarter of
   2000.

   Retail  Banking  benefited  from growth in  deposits.  Average  core deposits  for the second  quarter of 2001 grew by 19% as compared to the second quarter of 2000. Significant deposit growth came from the
   Internet channel and Florida banking centers.  To further capitalize on  opportunities  in  Florida,  Provident  opened  five  additional
   Financial  Centers  bringing its total to twelve in the Sarasota and surrounding  area. In 2001,  Provident  will continue to enhance its distribution  of products  and  services  via on-line  banking,  ATM machines and a call center.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

o  Mortgage Banking  originates,  services and sub-services  conforming and  nonconforming  residential  loans  to  consumers  and  provides short-term  financing  to  mortgage  originators  and  brokers.  Net operating  income for the second  quarter of 2001 was $.8 million as compared  to $8.3  million for the second  quarter of 2000.  For the first six  months of 2001 and 2000,  net  operating  income  was $.8 million and $17.5 million,  respectively. The lower operating income for 2001 was  driven by the  decision  to change  the  structure  of
   securitizations   resulting  in  the   elimination  of  gain-on-sale
   accounting.  This  decision  resulted  in no  gain  on  sales  being recognized  during the first half of 2001 as  compared  to a pre-tax gains of $30.3  million  being  recognized  during the first half of
   2000.  Partially  offsetting the elimination of gain-on-sale  income was higher net  interest  income as loans now remain on the  balance sheet.  As loans remain on the balance sheet,  additional  provision for loan losses was incurred. Additionally,  provision increased due to management's decision to increase the ratio of loan loss reserves to total loans.

   Beginning in July 2001,  an initiative to reduce the risk profile of
   Mortgage   Banking   is  being   implemented.   Nonconforming   loan
   originations  will be sold on a  whole-loan  basis,  with  servicing retained, which will permit Mortgage Banking to grow at a more rapid pace  without  the  associated  credit  risks.  While  the  earnings implications  of this decision are  negligible,  the capital savings and reduced risk exposure are significantly beneficial.

Net Interest Income
-------------------

Net interest  income for the six months ended June 30, 2001,  increased
$37.0 million compared to the first six months of 2000. The increase in interest  income was due  primarily  to an increase in average  earning assets of $2.9 billion,  or 28%. The increase in average earning assets resulted primarily from the growth of the lending  portfolio.  Interest expense for the six months ended June 30, 2001  increased  due to a 28%
increase in total interest bearing  liabilities  while the average rate paid remained flat. The increase in interest  bearing  liabilities  was due principally to increases in interest  bearing  deposits,  primarily time deposits, and long-term debt.

Net Interest Margin
-------------------

Net interest  margin  represents net interest income as a percentage of total interest  earning  assets.  For the first six months of 2001, the net interest margin,  on a tax-equivalent  basis, was 3.40% compared to
3.61% for the same period in 2000.  This decrease was driven by changes in rates and volumes of earning  assets and the  corresponding  funding sources.  The following  table details the  components of the change in net interest  income (on a  tax-equivalent  basis) by major category of interest  earning  assets  and  interest  bearing  liabilities  for the three-month and six-month periods ended June 30, 2001 and 2000.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

                                            Three Months Ended                       Six Months Ended
                                  -------------------------------------   -------------------------------------
                                    June 30, 2001       June 30, 2000       June 30, 2001       June 30, 2000
                                  -----------------   -----------------   -----------------   -----------------
                                  Average   Average   Average   Average   Average   Average   Average   Average
(Dollars in Millions)             Balance      Rate   Balance      Rate   Balance      Rate   Balance      Rate
---------------------------------------------------------------------------------------------------------------
Assets:
 Loans and Leases:
  Corporate Lending:
   Commercial                     $ 4,825     7.75%   $ 4,252     9.39%   $ 4,713      8.26%  $ 4,178     9.27%
   Mortgage                           622     8.47        546     8.68        635      8.90       563     8.86
   Construction                       821     7.49        645     9.27        812      7.95       608     8.95
   Lease Financing                  1,020    10.74        299    12.25        836     11.06       346    11.77
                                  -------    -----    -------    -----    -------     -----   -------    -----
    Total Corporate Lending         7,288     8.20      5,742     9.46      6,996      8.62     5,695     9.35
  Consumer Lending:
   Residential                      1,067    10.91        334    12.63      1,004     11.23       355    12.00
   Installment                        719    10.38        560    10.88        691     10.56       543    10.46
   Lease Financing                  1,152    10.21        497    10.46      1,115     10.48       490     8.70
                                  -------    -----    -------    -----    -------     -----   -------    -----
    Total Consumer Lending          2,938    10.51      1,391    11.15      2,810     10.77     1,388    10.23
                                  -------    -----    -------    -----    -------     -----   -------    -----
     Total Loans and Leases        10,226     8.86      7,133     9.79      9,806      9.23     7,083     9.52
 Investment Securities              3,139     6.64      3,378     7.13      3,213      6.83     3,351     7.18
 Federal Funds Sold and Reverse
  Repurchase Agreements               112     5.46          9     6.71        104      5.60        11     8.73
 Other Short Term Investments         236     5.96          -        -        204      7.12         -        -
                                  -------    -----    -------    -----    -------     -----   -------    -----
   Total Earning Assets            13,713     8.27     10,520     8.93     13,327      8.59    10,445     8.77
 Cash and Due From Banks              239                 229                 268                 235
 Other Assets                       1,066               1,148               1,072               1,072
                                  -------             -------             -------             -------
  Total Assets                    $15,018             $11,897             $14,667             $11,752
                                  =======             =======             =======             =======
Liabilities and
 Shareholders' Equity:
 Deposits:
  Demand Deposits                 $   486     2.87    $   345     1.98    $   475      3.13   $   338     2.03
  Savings Deposits                  1,550     3.97      1,362     4.92      1,526      4.39     1,342     4.80
  Time Deposits                     5,698     5.77      4,652     6.12      5,712      6.07     4,562     5.92
                                  -------    -----    -------    -----    -------     -----   -------    -----
   Total Deposits                   7,734     5.23      6,359     5.64      7,713      5.56     6,242     5.47
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements            1,275     4.39      1,318     6.24      1,029      4.67     1,415     6.00
  Commercial Paper                    221     4.24        206     6.11        220      4.92       208     5.80
  Short-Term Notes Payable             49     7.25          2     6.17         25      7.18         2     5.90
                                  -------    -----    -------    -----    -------     -----   -------    -----
   Total Short-Term Debt            1,545     4.46      1,526     6.22      1,274      4.76     1,625     5.97
 Long-Term Debt                     2,685     6.02      1,404     6.27      2,708      6.30     1,323     6.21
 Junior Subordinated Debentures       450     7.95        220     8.39        393      8.29       220     8.37
                                  -------    -----    -------    -----    -------     -----   -------    -----
  Total Interest Bearing
   Liabilities                     12,414     5.40      9,509     5.89     12,088      5.73     9,410     5.73
 Noninterest Bearing Deposits       1,212               1,245               1,236               1,194
 Other Liabilities                    416                 222                 371                 225
 Shareholders' Equity                 976                 921                 972                 923
                                  -------             -------             -------             -------
  Total Liabilities and
   Shareholders' Equity           $15,018             $11,897             $14,667             $11,752
                                  =======             =======             =======             =======
Net Interest Spread                           2.87%               3.04%                2.86%              3.04%
                                             =====               =====                =====              =====
Net Interest Margin                           3.38%               3.61%                3.40%              3.61%
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

The  provision  for loan and lease  losses was $48.6  million and $19.4 million  for the first six months of 2001 and 2000,  respectively.  The ratio of reserve  for loan and lease  losses to total  loans and leases was 1.70% and 1.44% at June 30, 2001 and 2000, respectively. During the fourth  quarter  of 2000,  general  economic  conditions  weakened  and
Provident  began to see  signs of  deterioration  in a  portion  of the commercial loan portfolio with lower credit ratings. As a result of the
change  in  asset  quality   indicators  and  the  uncertain   economic
environment,  the  ratio of loan and lease  losses  to total  loans and leases was  increased to 1.70% and  maintained at that level during the first half of 2001.

The following  table shows the  progression of the reserve for loan and lease losses and selected reserve ratios:

                                        Three Months Ended          Six Months Ended
                                             June 30,                   June 30,
                                      ----------------------    -----------------------
(Dollars in Thousands)                     2001         2000         2001          2000
---------------------------------------------------------------------------------------
Balance at Beginning of Period        $ 163,682    $  97,069    $ 154,300     $  94,045
Acquired Reserves                         8,728            -       10,003             -
Provision for Loan and Lease Losses      24,900        9,700       48,587        19,400
Loans and Leases Charged Off            (24,470)     (13,308)     (43,796)      (22,756)
Recoveries                                4,135        4,127        7,881         6,899
                                      ---------    ---------    ---------     ---------
  Balance at End of Period            $ 176,975    $  97,588    $ 176,975     $  97,588
                                      =========    =========    =========     =========
Reserve for Loan and Lease Losses
 as a Percent of:
  Nonaccrual Loans                                                 160.05%       149.15%
  Nonperforming Assets                                             139.51%       138.35%
  Total Loans and Leases                                             1.70%         1.44%

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The following table presents the  distribution of net loan  charge-offs by loan type for the three-month  and six-month  periods ended June 30,
2001 and 2000:

                                    Three Months Ended                 Three Months Ended
                                       June 30, 2001                      June 30, 2000
                             --------------------------------   --------------------------------
                                          Pctg of     Pctg of                Pctg of     Pctg of
                                          Average      Total                 Average      Total
                               Net         Total        Net       Net         Total        Net
                             Charge-       Loans      Charge-   Charge-       Loans      Charge-
(Dollars in Thousands)        Offs     (annualized)    Offs      Offs     (annualized)    Offs
------------------------------------------------------------------------------------------------
Corporate Lending:
 Commercial                  $12,491        1.04%       61.4%   $ 6,920        0.65%       75.5%
 Mortgage                          -           -           -         96        0.07         1.0
 Construction                      -           -           -          -           -           -
 Lease Financing               3,810        1.49        18.7        728        0.97         7.9
                             -------                   -----    -------                   -----
  Net Corporate Lending       16,301        0.89        80.1      7,744        0.54        84.4
Consumer Lending:
 Residential                   2,958        1.11        14.6      1,112        1.33        12.1
 Installment                     144        0.08         0.7        396        0.28         4.3
 Lease Financing                 932        0.32         4.6        (71)      (0.06)       (0.8)
                             -------                   -----    -------                   -----
  Net Consumer Lending         4,034        0.55        19.9      1,437        0.41        15.6
                             -------                   -----    -------                   -----
   Net Charge-Off's          $20,335        0.79       100.0    $ 9,181        0.51       100.0
                             =======                   =====    =======                   =====

                                     Six Months Ended                   Six Months Ended
                                       June 30, 2001                      June 30, 2000
                             --------------------------------   --------------------------------
                                          Pctg of     Pctg of                Pctg of     Pctg of
                                          Average      Total                 Average      Total
                               Net         Total        Net       Net         Total        Net
                             Charge-       Loans      Charge-   Charge-       Loans      Charge-
(Dollars in Thousands)        Offs     (annualized)    Offs      Offs     (annualized)    Offs
------------------------------------------------------------------------------------------------
Corporate Lending:
 Commercial                  $22,283        0.95%       62.0%   $11,182        0.54%       70.5%
 Mortgage                         25        0.01         0.1         96        0.03         0.6
 Construction                      -           -           -          -           -           -
 Lease Financing               4,435        1.06        12.4      1,036        0.60         6.5
                             -------                   -----    -------                   -----
  Net Corporate Lending       26,743        0.76        74.5     12,314        0.43        77.6
Consumer Lending:
 Residential                   6,253        1.25        17.4      2,046        1.15        12.9
 Installment                   1,000        0.29         2.8        742        0.27         4.7
 Lease Financing               1,919        0.34         5.3        755        0.31         4.8
                             -------                   -----    -------                   -----
  Net Consumer Lending         9,172        0.65        25.5      3,543        0.51        22.4
                             -------                   -----    -------                   -----
   Net Charge-Off's          $35,915        0.73       100.0    $15,857        0.45       100.0
                             =======                   =====    =======                   =====

The  increase  in net  charge-offs  for the first  half of 2001 was due primarily to commercial  loan  charge-offs.  Due to the varying size of the commercial  loans, a change in the number of large  charge-offs can result in a significant  fluctuation  in the total  charge-offs of this loan type.  There were  twelve  charge-offs  greater  than one  million dollars in the first half of 2001 compared to five in the first half of
2000.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Nonperforming  assets at June 30, 2001 were $126.9 million  compared to
$104.8  million and $70.5  million as of December 31, 2000 and June 30,
2000, respectively.  Unfavorable business conditions required Provident to place three large loans,  totaling  approximately  $52  million,  on nonaccrual  status late in the fourth  quarter of 2000. In  conjunction with the changes in asset quality  indicators in the fourth quarter and the  uncertain  economic  environment,  several large  commercial  loan charge-offs  were  recorded  during  the fourth  quarter  of 2000.  The composition  of  nonperforming  assets  over the past five  quarters is provided in the following table.

                                         2001                         2000
                                --------------------     -------------------------------
                                  Second      First       Fourth      Third       Second
(Dollars in Thousands)           Quarter     Quarter     Quarter     Quarter     Quarter
----------------------------------------------------------------------------------------
Nonaccrual Loans:
 Corporate Lending:
  Commercial                    $ 74,098    $ 74,172    $ 74,401    $ 48,031    $ 52,397
  Mortgage                         1,944       1,676       1,712       1,529       1,576
  Construction                     4,585       4,520           -           -           -
  Lease Financing                  6,079       8,685       6,503       5,147       5,165
                                --------    --------    --------    --------    --------
   Total Corporate Lending        86,706      89,053      82,616      54,707      59,138
 Consumer Lending:
  Residential                     23,868      17,160      13,404      11,371       6,290
  Installment                          -           -           -           -           -
  Lease Financing                      -           -           -           -           -
                                --------    --------    --------    --------    --------
   Total Consumer Lending         23,868      17,160      13,404      11,371       6,290
                                --------    --------    --------    --------    --------
    Total Nonaccrual Loans       110,574     106,213      96,020      66,078      65,428
Other Real Estate/Equipment       16,279       7,348       8,805       8,706       5,108
                                --------    --------    --------    --------    --------
 Total Nonperforming Assets     $126,853    $113,561    $104,825    $ 74,784    $ 70,536
                                ========    ========    ========    ========    ========
Loans 90 Days Past Due
 Still Accruing                 $ 22,830    $ 42,327    $ 28,780    $ 28,959    $ 23,787

Nonaccrual Loans to
 Total Loans and Leases             1.06%       1.10%       1.06%       0.79%       0.97%
Nonperforming Assets to:
 Total Loans, Leases and
  Other Real Estate/Equipment       1.22%       1.18%       1.15%       0.89%       1.04%
 Total Assets                       0.84%       0.77%       0.76%       0.57%       0.62%

Nonaccrual loans increased $14.6 million during the first six months of
2001.  The  increase  was  composed of $98.3  million of  additions  to nonaccrual  loans,  less $46.0 million of payments on nonaccrual loans,
$25.9  million  of  nonaccrual  loans  charged  off and  $11.8  million transferred  to  other  real  estate  and  equipment.  The  significant increase in residential  nonaccrual  loans is due to residential  loans now being held on balance sheet rather than being securitized and sold.
Other real estate and equipment increased $7.5 million during the first six  months of 2001.  The  increase  was  primarily  the  result of the repossession  of two airplanes that were  collateral for two nonaccrual loans during the second quarter. The decrease in loans ninety days past due still  accruing was due  primarily  to the  decrease in  delinquent commercial loans.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Noninterest Income
------------------

The following  table details the components of  noninterest  income and their change for the second quarter and first  six-month  periods ended
June 30, 2001 and 2000:

                                     Three Months Ended               Six Months Ended
                                          June 30,                        June 30,
                                    -------------------      Pctg   -------------------      Pctg
(Dollars in Thousands)                  2001       2000    Change       2001       2000    Change
-------------------------------------------------------------------------------------------------
Service Charges on
 Deposit Accounts                   $ 10,131   $  8,745      15.8%  $ 18,603   $ 17,238       7.9%
Loan Servicing Fees                   10,985     13,103     (16.2)    22,055     24,909     (11.5)
Other Service Charges and Fees        17,592      9,583      83.6     29,609     19,418      52.5
Operating Lease Income                11,410     10,413       9.6     22,831     20,499      11.4
Warrant Gains                            412      3,800     (89.2)       412      4,800     (91.4)
Security Gains                             -          -         -          -         24    (100.0)
Other                                 11,856      3,363     252.5     21,235      7,918     168.2
                                    --------   --------             --------   --------
  Noninterest Income Before Gain
   on Sale of Loans and Leases        62,386     49,007      27.3    114,745     94,806      21.0
Gain on Sale of Loans and Leases:
  Non-Cash                                 -     19,006         -          -     34,447         -
  Cash                                   857      2,270     (62.2)     1,236      9,968     (87.6)
                                    --------   --------             --------   --------
    Total Noninterest Income        $ 63,243   $ 70,283     (10.0)  $115,981   $139,221     (16.7)
                                    ========   ========             ========   ========

Explanations for significant  changes in noninterest income by category follow:

o  Service charges on deposit  accounts  increased $1.4 million in both the  quarterly  and  six-month  comparisons.  The increases for both periods  were a result of pricing and volume  increases on corporate deposit accounts.

o  Loan  servicing  fees decreased $2.1 million and $2.9 million in the quarterly and six-month comparisons due primarily to the decrease in fees in the  residential  mortgage  area  more than  offsetting  the increase in the small to mid-ticket equipment leasing area.

o  Other  service  charges and fees  increased  $8.0  million and $10.2 million in the quarterly and six-month  comparisons due primarily to loan  origination  and other fee income  from Red Capital  Group,  a
   financing  and  loan  servicer  for   multifamily   and  health-care
   facilities that was acquired in September 2000.

o  Operating  lease income  increased  $1.0 million and $2.3 million in the quarterly and six-month comparisons.  The increase in the second quarter was due  primarily  to  increases  in income from auto lease sale-leaseback  transactions and the growth of Provident  Commercial
   Group,  a national  lessor of large  equipment.  The increase in the six-month  comparison  was due  primarily to the growth of Provident
   Commercial Group.

o  Provident's  Commercial  Banking  business  line  from  time to time acquires  equity  warrants as a part of the  lending  fee  structure established  with  customers.  Warrant gains of $.4 million and $4.8 million  were  recognized  during  the first six  months of 2001 and
   2000, respectively.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

o  Other  income  increased  $8.5  million  and  $13.3  million  in the quarterly  and six-month  comparisons  due primarily to increases in miscellaneous  fees  earned by Red  Capital  Group and  income  from investments in partnerships.

o  Gain on sales of loans and leases  decreased $20.4 million and $43.2 million in the quarterly and six-month  comparisons due to the third quarter 2000  decision to change the  structure  of  securitizations
   resulting   in   the   elimination   of   gain-on-sale   accounting.
   Securitizations  after this date have been structured to account for the transactions as secured financings. The following table provides detail of the gain on sales recognized during the second quarter and six-month periods of 2001 and 2000:

                                                     Three Months Ended    Six Months Ended
                                                           June 30,            June 30,
                                                     ------------------    ----------------
   (In Thousands)                                        2001      2000      2001      2000
   ----------------------------------------------------------------------------------------
   Gain on Sale of Loan and Lease Sales - Non-Cash:
     Nonconforming Residential Loan Securitizations       $ -   $14,850       $ -   $30,291
     Prime Consumer Home Equity Securitizations             -     4,156         -     4,156
                                                      -------   -------   -------   -------
       Total Gain on Sales - Non-Cash                       -    19,006         -    34,447
                                                      -------   -------   -------   -------
   Gain on Sale of Loan and Lease Sales - Cash:
     Equipment Lease Securitizations                        -     1,703         -     9,083
     Other Loan Sales                                     857       567     1,236       885
                                                      -------   -------   -------   -------
       Total Gain on Sales - Cash                         857     2,270     1,236     9,968
                                                      -------   -------   -------   -------
       Total Gain on Sales                            $   857   $21,276   $ 1,236   $44,415
                                                      =======   =======   =======   =======

   A detailed  discussion of the various  securitizations  of loans and leases is provided under the  "Management's  Discussion and Analysis
   of   Financial   Condition   and  Results  of   Operations  -  Asset
   Securitization Activity" section of this report.

Noninterest Expenses
--------------------

The following  table details the components of noninterest  expense and their change for the second  quarter and six-month  periods of 2001 and
2000:

                                      Three Months Ended              Six Months Ended
                                           June 30,                       June 30,
                                     -------------------     Pctg   -------------------     Pctg
(Dollars in Thousands)                   2001       2000   Change       2001       2000   Change
------------------------------------------------------------------------------------------------
Salaries, Wages and Benefits         $ 53,036   $ 40,917     29.6%  $101,168   $ 81,287     24.5%
Charges and Fees                        8,824      5,803     52.1     15,909     10,550     50.8
Occupancy                               5,541      4,971     11.5     11,149      9,979     11.7
Depreciation on Operating
 Lease Equipment                        6,502      6,971     (6.7)    13,067     13,256     (1.4)
Equipment Expense                       6,359      6,103      4.2     13,017     12,339      5.5
Professional Services                   7,344      5,401     36.0     12,767     10,434     22.4
Other                                  17,156     14,739     16.4     32,507     30,782      5.6
                                     --------   --------            --------   --------
 Noninterest Expense Before Merger
  and Restructuring Charges           104,762     84,905     23.4    199,584    168,627     18.4
Merger and Restructuring Charges            -          -        -          -     39,300        -
                                     --------   --------            --------   --------
   Total Noninterest Expense         $104,762   $ 84,905     23.4   $199,584   $207,927     (4.0)
                                     ========   ========            ========   ========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Explanations for significant changes in noninterest expense by category follow:

o  Salaries,  wages and  benefits  increased  $12.1  million  and $19.9 million in the quarterly and six-month  comparisons due primarily to increased  incentive pay and increased staffing expenses  associated with Red Capital Group, which was acquired in September of 2000.

o  Charges and fees  increased  $3.0  million  and $5.4  million in the quarterly  and  six-month  comparisons  due  primarily  to  expenses related to a credit risk  transfer  transaction.  Detail  concerning this  transaction  is provided in the  "Management's  Discussion and
   Analysis  of  Financial   Condition  and  Results  of  Operations  -
   Derivative and Off-Balance Sheet Financial  Instruments"  section of this report.

o  Occupancy  increased  $.6 million and $1.2 million in the  quarterly and  six-month  comparisons  due  primarily  to  increases  in  rent expense.

o  A reduction  in  operating  lease  balances at  Information  Leasing
   Corporation,  a  national  small  to  mid-ticket  equipment  leasing company,  was the primary reason for the decrease in depreciation on operating lease equipment.

o  Equipment  expense  increased  due to  higher  depreciation  expense related to ATMs and the acquisition of Red Capital Group.

o  Professional fees increased $1.9 million in the quarterly comparison due primarily to legal and other  professional  fees related to loan
   collections.   In  the  six-month   comparison,   professional  fees
   increased  $2.3  million due  primarily to  technology  expenditures related to Red Capital  Group as well as  increased  fees related to loan collections noted in the quarterly comparison.

o  Other  expense  increased  as a result of an increase  in  franchise taxes and miscellaneous expense.

o  Merger and  restructuring  charges  during the first quarter of 2000
   relate  to  the   acquisition   of  Fidelity   Financial  and  other
   post-merger business line restructuring charges.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

Short-Term Investments and Investment Securities
------------------------------------------------

The change in federal funds sold and reverse repurchase  agreements was negligible  since  December 31, 2000.  The amount of federal funds sold changes  daily as cash is  managed  to meet  reserve  requirements  and customer  needs.  After funds have been  allocated  to meet lending and investment  requirements,  any remainder is placed in overnight federal funds.

Trading account securities  increased $46 million during the first half of 2001.  Provident trades investment  securities with the intention of recognizing  short-term  profits.  These securities are carried at fair value  with  realized  and  unrealized  gains and  losses  reported  in noninterest income.

Provident classified $155 million of loans as held for sale at June 30,
2001.  This is a decrease  of $51 million  from the amount  reported at
December 31, 2000.  These loans consist of multifamily  loans which are
pending   securitization   by  either  the  Federal  National  Mortgage
Association,  the Federal Home Loan Mortgage Corporation or the Federal
Housing  Association.  These loans are generally  outstanding for sixty days or less.  Activities  related  to both the loans held for sale and the  trading  account  securities  are  part of the  operations  of Red
Capital Group.

Securities  purchased  with the intention of being held for  indefinite periods of time are classified as investment  securities  available for sale.  These  securities  increased  $55  million  during the first six months of 2001. U.S.  government agency securities and U.S.  government agency  mortgage-backed  securities  accounted  for the majority of the increase,  as funds obtained from deposit growth, debt borrowings,  and
the  sale  of  private   mortgage-backed   securities  and  other  debt
securities were deployed into investment  securities with higher credit quality,  increased  liquidity  and  an  improved  interest  rate  risk profile.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Loans and Leases
----------------

As of June 30, 2001 total loans and leases were $10.4 billion  compared to $9.1 billion at December 31, 2000.  Provident had an additional $5.0 billion and $5.8  billion of  off-balance  sheet loans and leases as of
June 30, 2001 and December 31, 2000, respectively.  Due to the decision
to  structure  and  account  for  future   securitizations  as  secured
financings  rather than loan sales,  on-balance  sheet loans and leases are expected to increase,  while off-balance sheet loans and leases are expected to decline,  in the future.  Also  contributing  to the higher
on-balance   sheet  loan  and  lease   balance  was  the   purchase  of
approximately  $500  million  of  equipment  leases  during  the second quarter of 2001. For more information  concerning the off-balance sheet
loans  and  leases,  see  "Management's   Discussion  and  Analysis  of
Financial  Condition and Results of  Operations - Asset  Securitization
Activity".

The  following  table  shows the  composition  of the  commercial  loan category by industry type at June 30, 2001:

                                                              Amount on
(Dollars in Millions)                   Amount        %      Nonaccrual
-----------------------------------------------------------------------
Manufacturing                         $  891.3       19         $  12.0
Service Industries                       812.9       17            36.1
Real Estate Operators/Investment         441.5        9             0.1
Retail Trade                             403.7        8             2.8
Finance and Insurance                    339.4        7            13.1
Wholesale Trade                          330.9        7             0.7
Transportation/Utilities                 311.8        7             1.3
Construction                             222.4        5             1.2
Automobile Dealers                       142.1        3               -
Other                                    869.5       18             6.8
                                      --------      ---         -------
   Total                              $4,765.5      100         $  74.1
                                      ========      ===         =======

At  June  30,  2001,   Provident  had  approximately  $905  million  of
commercial loans that are shared national credit loans. Shared national credit  loans are loans that have a  principal  balance of at least $20 million and involve at least three participating  banks. In an on-going effort to diversify its  portfolio,  the shared  national  credit loans that Provident  participates  in are  distributed  across nine industry
types,   with  the  largest  industry   concentration   accounting  for
approximately  30% of its  total  shared  national  credit  loans.  The average  outstanding  balance of a shared national credit loan was $6.2 million.  Credit quality for the shared  national  credit loans was not substantially different than the rest of the commercial loan portfolio.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The  composition  of the  commercial  mortgage  and  construction  loan categories by property type at June 30, 2001 follows:

                                                              Amount on
(Dollars in Millions)                   Amount        %      Nonaccrual
-----------------------------------------------------------------------
Residential Development               $  305.7       22           $ 4.9
Office/Warehouse                         234.1       17             0.2
Apartments                               209.4       15             0.5
Shopping/Retail                          205.8       14             0.1
Land                                      87.5        6               -
Hotels/Motels                             67.1        5               -
Health Facilities                         32.0        2               -
Industrial Plants                         30.2        2               -
Auto Sales and Service                    11.4        1               -
Churches                                  10.9        1               -
Other Commercial Properties              209.2       15             0.8
                                      --------      ---           -----
   Total                              $1,403.3      100           $ 6.5
                                      ========      ===           =====

The  following  table shows the  composition  of the  installment  loan category by loan type at June 30, 2001:

(Dollars in Millions)                   Amount        %
-------------------------------------------------------
Home Equity                             $500.5       66
Indirect Installment                     165.1       22
Direct Installment                        65.2        8
Other Consumer Loans                      30.8        4
                                        ------      ---
   Total                                $761.6      100
                                        ======      ===

Deposits
--------

Total  deposits  decreased  $65 million  during the first half of 2001.
Average  core  deposits  for the  first  six  months of 2001 grew at an annualized  rate of 15%,  with  significant  contribution  coming  from
Internet deposit-gathering initiatives.

Borrowed Funds
--------------

Short-term debt increased $1.1 billion,  or 177%, during the first half of 2001. The increase was due primarily to an increase in federal funds purchased and repurchase agreements.

Long-term debt decreased $111 million,  or 4%, during the first half of
2001 due primarily to principal payments on the debt.

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

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Noninterest-Bearing Liabilities
-------------------------------

Other liabilities  increased $160 million, or 54% during the first half of 2001 due  primarily  to the adoption of the  provisions  of SFAS No.
133,  "Accounting for Derivative  Instruments and Hedging  Activities".
For further details concerning SFAS No. 133, see Note 5 of the Notes to
Consolidated Financial Statements.

Capital Resources and Adequacy
------------------------------

Total  shareholders'  equity at June 30, 2001 was $983 million compared to $991 million at December 31, 2000.  The change in the equity balance primarily  relates to net income  exceeding  dividends  by $36  million
(quarterly  common  dividend  rate of $.24),  an increase in the market value of investment securities of 1 million (net of deferred taxes) and a decrease in the market value of cash flow hedging  instruments of $47 million  (net of deferred  taxes)  relating to the adoption of SFAS No.
133, "Accounting for Derivative Instruments and Hedging Activities".

The following  table of ratios is important for the analysis of capital adequacy:

                                                    Six Months Ended      Year Ended
                                                      June 30 2001     December 31, 2000
                                                    ------------------------------------
Average Shareholders' Equity to Average Assets                 6.63%               7.82%
Dividend Payout to Net Earnings                               40.12               64.85
Dividend Payout to Operating Earnings                         40.12               47.45
Tier 1 Leverage Ratio                                          8.51                9.56
Tier 1 Capital to Risk-Weighted Assets                         8.84                9.18
Total Risk-Based Capital To Risk-Weighted Assets              11.18               11.10

Capital  expenditures  planned by  Provident  in 2001 for  premises and equipment  are  currently  estimated to be  approximately  $21 million.
Included  in this amount are  projected  capital  expenditures  for the
purchase  of  data   processing   hardware   and   software,   facility
renovations, branch additions,  renovations and enhancements, and ATMs.
Through June 30, 2001,  approximately $12 million of these expenditures had been made.

Stock Options
-------------

Options to  purchase  approximately  1.2  million  shares of  Provident
Common  Stock were  granted  during  the first six months of 2001.  The options have exercise prices ranging from $25.97 to $35.63.

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

As a result of these factors,  Provident  decided that  securitizations made during the third quarter 2000 and  thereafter  would be structured to allow for the transactions to be treated as secured financings which eliminates the use of gain-on-sale accounting.  The switch to a secured financing  structure  does not affect the total profit  Provident  will recognize over the life of the asset,  but rather impacts the timing of income  recognition.  Secured  financing  transactions  cause  reported earnings from securitized assets to be lower in the initial periods and higher in later  periods,  as interest  is earned on the  assets.  As a result,  moving away from transaction  structures that use gain-on-sale accounting causes Provident's earnings to be lower over the short term.

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

                                          Three Months Ended June 30,
                                  -------------------------------------------
                                           2001                   2000
                                  -------------------    --------------------
(In Thousands)                    Principal      Gain    Principal       Gain
-----------------------------------------------------------------------------
Non-Cash Gains:
  Nonconforming Residential             $ -       $ -     $515,000   $ 14,850
  Prime Consumer Home Equity              -         -      158,598      4,156
                                        ---       ---     --------   --------
                                          -         -      673,598     19,006
Cash Gains:
  Equipment Leases                        -         -       55,925      1,703
Non-Recognition of Gains:
  Automobile Leases                       -         -      115,936          -
                                        ---       ---     --------   --------
Total Securitizations                   $ -       $ -     $845,459   $ 20,709
                                        ===       ===     ========   ========

                                           Six Months Ended June 30,
                                  -------------------------------------------
                                         2001                    2000
                                  -------------------    --------------------
(In Thousands)                    Principal      Gain    Principal       Gain
-----------------------------------------------------------------------------
Non-Cash Gains:
  Nonconforming Residential             $ -       $ -    $1,030,000  $ 30,291
  Prime Consumer Home Equity              -         -       158,598     4,156
                                        ---       ---    ----------  --------
                                          -         -     1,188,598    34,447
Cash Gains:
  Equipment Leases                        -         -       223,705     9,083
Non-Recognition of Gains:
  Automobile Leases                       -         -       214,180         -
                                        ---       ---    ----------  --------
Total Securitizations                   $ -       $ -    $1,626,483  $ 43,530
                                        ===       ===    ==========  ========

The securitization and sale of nonconforming residential and prime home equity loans have resulted in the recognition of non-cash gains.  Gains recognized  under this  structure are referred to as non-cash  gains as
Provident receives cash equal to the amount of loans sold. The gains or losses are  determined  based on a present value  calculation of future cash  flows  of the  underlying  loans,  net of  interest  payments  to security  holders,  loan loss and  prepayment  assumptions  and  normal servicing  revenue.  These net cash  flows,  which are  represented  by retained  interests on securitized  assets  ("RISAs"),  are included in investment securities. No RISAs have been recorded since June 2000.

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

                                 Nonconforming         Prime   Equipment      Auto
                                   Residential   Home Equity     Leasing   Leasing
----------------------------------------------------------------------------------
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
As a result,  a  significant  level of assets is serviced by Provident, which do not  appear on its  balance  sheet.  These  off-balance  sheet assets were primarily  responsible  for the generation of $22.1 million and $24.9 million in loan servicing fees during the first six months of
2001 and 2000, respectively.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The Mortgage  Banking  business line has been  originating or acquiring nonconforming  residential loans since 1996. Major  characteristics  of these nonconforming loans include: 54% with an "A" credit grade and 32%
with  a "B"  credit  grade;  71%  with  full  documentation;  69%  have prepayment penalties; 97% are secured by first mortgages; 92% are owner occupied; and, on average, have a 77% loan-to-value ratio.

A summary of nonconforming  residential loans originated or acquired by loan type as of and for the  six-month  period  ended June 30, 2001 and
2000 is provided below:

                                              Six Months Ended June 30,
(In Thousands)                                        2001         2000
-----------------------------------------------------------------------
Originations for the Period Ended:
 Fixed Rate, Fully Amortizing                   $  166,056   $  482,134
 Fixed Rate, 15-Year Balloon Payments               65,995      263,629
                                                ----------   ----------
  Total Fixed Rate Loans                           232,051      745,763
 Adjustable Rate, 3/27 Loans                       164,261      197,881
 Other Adjustable Rate Loans                        98,803       36,356
                                                ----------   ----------
  Total Adjustable Rate Loans                      263,064      234,237
                                                ----------   ----------
   Total Originations                           $  495,115   $  980,000
                                                ==========   ==========
Loans Outstanding as of:
 Fixed Rate, Fully Amortizing                   $1,530,828   $1,486,558
 Fixed Rate, 15-Year Balloon Payments              836,174      866,423
                                                ----------   ----------
  Total Fixed Rate Loans                         2,367,002    2,352,981
 Adjustable Rate, 3/27 Loans                     1,515,898    1,497,703
 Adjustable Rate, 2/28 Loans                       137,346      181,780
 Other Adjustable Rate Loans                       151,140       62,159
                                                ----------   ----------
  Total Adjustable Rate Loans                    1,804,384    1,741,642
                                                ----------   ----------
   Total Outstanding                            $4,171,386   $4,094,623
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

                                                        June 30,
                                                -----------------------
(In Thousands)                                        2001         2000
-----------------------------------------------------------------------
Nonconforming Residential                       $3,115,224   $4,046,624
Auto Leases                                      1,053,332    1,480,066
Prime Home Equity                                  387,480      526,114
Equipment Leases                                   284,854      453,434
Credit Card                                        155,000      230,000
Warehouse                                                -      170,600
                                                ----------   ----------
                                                $4,995,890   $6,906,838
                                                ==========   ==========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

In connection with the recognition of non-cash gains on securitizations accounted  for as  sales,  the  present  value of  future  cash  flows, referred to as retained interest in securitized assets ("RISAs"),  were recorded as assets within the  investment  securities  line item of the consolidated  balance  sheets.  Components  of the RISAs as of June 30,
2001 follow:

                                           Nonconforming          Prime
(In Thousands)                               Residential    Home Equity
-----------------------------------------------------------------------
Estimated Cash Flows of Underlying Loans,
 Net of Payments to Certificate Holders      $ 312,526        $  22,744
Less:
  Estimated Credit Loss (1)                    (12,636)            (245)
  Servicing and Insurance Expense              (34,838)          (2,685)
  Discount to Present Value                    (32,118)            (807)
                                             ---------        ---------
Carrying Value of Retained Interest in
  Securitized Assets (1)                     $ 232,934        $  19,007
                                             =========        =========

(1) Only the  pre-1998  securitizations  provide  for estimated  credit losses  within  the cash  flows  of the  RISAs.  Information  on all estimated  credit  losses is  presented  in the  discussion  of cash
   reserve   accounts  and  credit   quality  of   securitized   assets
   immediately   following   this   table.   The   carrying   value  on
   nonconforming  residential  loans,  net of all  loss  estimates,  is
   $141.7 million.

Provident has provided for credit  enhancements to its  securitizations structured  as  sales  in the form of cash  reserve  accounts  that are
funded  at  closing.   The  cash  reserve  accounts  are  funded  at  a
significantly  higher balance than the level of estimated credit losses to improve the credit grade of the  securitization  and thereby  reduce the rate paid to investors of the securitization  trust.  Credit losses are absorbed directly into these cash reserve  accounts.  The remaining funds not used to cover such losses are returned to Provident  over the term of the  securitization.  Provident  estimates  the  amount  of all credit  losses  based  upon  loan  credit  grades,  collateral,  market conditions and other pertinent  factors.  Assumptions used to calculate the estimated  credit losses are provided in  "Management's  Discussion and Analysis of Financial  Condition  and Results of Operations - Asset
Securitization  Activity (Impact of Securitizations on the Consolidated
Statements  of Income)".  Cash reserve  accounts that earn interest are recorded  as  investment  securities  and  accounts  that  do not  earn interest are recorded as receivables from securitization trusts. Detail of the cash reserve accounts,  net of loss estimates,  at June 30, 2001 follows:

                                              Cash        Loss    Net Cash
(In Thousands)                            Reserves   Estimates    Reserves
--------------------------------------------------------------------------
Receivables from Securitization Trusts:
 Nonconforming Residential Loans (1)      $375,968    $(91,262)   $284,706
 Equipment Leases                           54,840      (4,487)     50,353
 Prime Home Equity Loans                    28,760      (1,955)     26,805
                                          --------    --------    --------
Total Securitization Trusts               $459,568    $(97,704)   $361,864
                                          ========    ========    ========

(1) Total loss estimates including those contained  within the RISA are
   $103.9 million.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Credit Quality of Securitized Assets
------------------------------------

The  following  table  presents a summary of various  indicators of the credit quality of off-balance  sheet loans and leases as of and for the six months ended June 30, 2001:

                                        Nonconforming   Prime Home   Equipment
(Dollars in Thousands)                    Residential       Equity      Leases
------------------------------------------------------------------------------
For the Six Months Ended June 30, 2001:
 Average Securitized Assets                $3,346,498     $427,832    $315,793
 Net Charge-Offs                               22,177          899       3,257
 Net Charge-Offs to Average
  Securitized Assets (Annualized)                1.33%        0.42%       2.06%
As of June 30, 2001:
 Securitized Assets                        $3,115,224     $387,480    $284,854
 Estimated Credit Losses Provided For         103,898        2,200       4,487
 Estimated Credit Losses to
  Period-End Securitized Assets                  3.34%        0.57%       1.58%
 Estimated Credit Loss Rates:
  Annual Basis                                   1.09%        0.20%       1.00%
  Percentage of Original Balance                 2.94%        0.42%       1.97%
 Delinquency Rates:
  30 to 89 Days                                  3.67%        0.35%       3.28%
  90 or More                                    12.46%        0.27%       1.04%

FANNIE MAE DUS PROGRAM
----------------------

Red  Capital  Group,  which was  acquired  by  Provident  at the end of
September  2000, is an approved Fannie Mae Delegated  Underwriting  and
Servicing  ("DUS") mortgage  lender.  Under the Fannie Mae DUS program,
Red Capital underwrites,  funds and sells mortgage loans on multifamily rental  projects.  Red Capital then services  these  mortgage  loans on
Fannie  Mae's  behalf.  Participation  in the  Fannie  Mae DUS  program requires  Red Capital to share the risk of loan losses with Fannie Mae.
Red  Capital's  share of any losses is  limited to 20% of the  original principal  balance of each loan.  The  substance of the loss sharing is that  Red  Capital  assumes  the  initial  loss up to 5% of the  unpaid principal  balance,  after  which  Red  Capital  and  Fannie  Mae split additional  losses 25% to Red  Capital and 75% to Fannie Mae until such additional losses total 20% of the unpaid principal balance.  From that point,  losses are split 10% to Red  Capital and 90% to Fannie Mae with the total loss to Red Capital  capped at 20% of the original  principal balance of the loan.

Red Capital services  multifamily  mortgage loans under the DUS program with an outstanding  principal balances aggregating  approximately $2.2 billion  at June  30,  2001.  At June  30,  2001,  no DUS  loans in Red
Capital's loan servicing  portfolio were delinquent or in default.  Red
Capital has  established  reserves of  approximately  $7.0  million for possible loan losses under this  program.  The reserve is determined by evaluating  pools of homogenous  loans and includes  information  based upon industry and historical loss experience, as well as each project's recent  operating  performance.  Management  believes  the  reserve  is

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

maintained at a level that adequately  provides for the inherent losses within  Red  Capital's  portfolio  of  DUS  loans.  The  employees  and management  team  of Red  Capital  have  originated  and  serviced  the existing Fannie Mae DUS loan servicing portfolio since 1995 without any charge-offs relating to the DUS loans.

DERIVATIVE AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
------------------------------------------------------

In the  normal  course  of  business,  Provident  uses  derivative  and off-balance  sheet  financial  instruments  to manage its interest rate risk and to meet the  financing  needs  of its  customers.  At June 30,
2001,  these  financial  instruments  consisted  of standby  letters of credit of $230 million,  commitments  to extend credit of $2.9 billion, and interest rate swaps and caps with a notional amount of $7.0 billion and $6.2 billion, respectively.

In  December  2000,  Provident  entered  into a  credit  risk  transfer transaction.  Under this transaction,  Provident transferred 98% of the credit risk on a $1.8 billion auto lease  portfolio,  while retaining a
2% first-loss position. As a result of this transaction,  Provident was able to lower its credit  concentration  in auto leasing while reducing its regulatory capital requirements.

LIQUIDITY
---------

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund  operations  and support asset  growth.  Provident has a number of sources to provide for liquidity needs.  First,  liquidity needs can be met by the liquid  assets on its balance  sheet such as cash,  deposits with  other  banks  and  federal  funds  sold.  Additional  sources  of liquidity  include  the  sale of  investment  securities,  the  secured financing of corporate and consumer loans and leases and the generation of  new  deposits.  Provident  may  also  borrow  both  short-term  and long-term funds. Provident has an additional $1.4 billion available for borrowing  under a $1.5 billion bank notes program.  Approximately  $63 million of long-term  debt is due to be repaid  during the remainder of
2001.

The major source of liquidity for  Provident on a parent-only  basis is dividends paid to it by its  subsidiaries.  Pursuant to Federal Reserve and  state  banking  regulations,  the  maximum  amount  available  for dividend  distribution  to the Parent at June 30,  2001 by its  banking subsidiary was approximately $193 million.  The Parent has not received any dividends from its subsidiaries during the current year.

During  2001,  the Parent  has not drawn on any of its $200  million in general purpose lines of credit with unaffiliated  banks.  Additionally the Parent had  approximately  $112 million in cash,  interest  earning deposits and federal funds sold to meet its liquidity needs.

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

Provident  uses an earnings  simulation  model to analyze net  interest
income   sensitivity   to  movements  in  interest   rates.   Given  an
instantaneous  and permanent change in the pricing of all interest rate
sensitive   assets,   liabilities  and   off-balance   sheet  financial
agreements  of  Provident,  net  interest  income  would  change by the following over the next 12-month  period:  increase .3% for a 100 basis point decrease;  increase .3% for a 200 basis point decrease;  decrease
 .7% for a 100 basis point  increase;  and decrease 1.7% for a 200 basis point  increase.  The effects of these interest rate  fluctuations  are considered  worst  case  scenarios,  as  the  analysis  does  not  give consideration  to any management of the new interest rate  environment.
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
Proxies were  solicited  pursuant to Regulation 14 under the Securities
Exchange Act of 1934. Results of the shareholders' voting were reported in  Provident's  first quarter 10-Q which was filed with the Securities and Exchange Commission on May 15, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits filed:

      Exhibit 10 - Material Contract

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

                                       Provident Financial Group, Inc.
                                       -------------------------------
                                                  Registrant

Date:  August 10, 2001                     \s\ Christopher J. Carey
                                       -------------------------------
                                             Christopher J. Carey
                                         Executive Vice President and
                                            Chief Financial Officer