Form 10-Q
period 2001-09-30
PROVIDENT FINANCIAL GROUP INC
filed 2001-11-14
CIK 316770

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15 (d) of
                  the Securities Exchange Act of 1934

For the Quarterly Period Ended                        Commission File
September 30, 2001                                         No. 1-8019

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

                           Yes __X_ No ______

Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common  stock,  as of the latest  practicable  date:  Common
stock,   without  par  value,   outstanding  at  October  31,  2001  is
49,193,470.

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

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                         September 30,   December 31,
                                                              2001           2000
(Dollars in Thousands)                                    (Unaudited)
-------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                $    271,571    $    286,051
  Federal Funds Sold and Reverse Repurchase Agreements        221,634          82,977
  Trading Account Securities                                   78,411          41,949
  Loans Held for Sale                                         230,030         206,168
  Investment Securities Available for Sale
   (amortized cost - $3,041,264 and $3,041,204)             3,064,819       3,013,621
  Loans and Leases (Net of Unearned Income):
    Corporate Lending:
      Commercial                                            4,509,252       4,580,215
      Mortgage                                                622,756         632,801
      Construction                                            820,546         801,211
      Lease Financing                                       1,201,284         607,478
    Consumer Lending:
      Residential                                           1,009,233         835,510
      Installment                                             871,575         580,046
      Lease Financing                                       1,353,750       1,039,645
                                                         ------------    ------------
        Total Loans and Leases                             10,388,396       9,076,906
    Reserve for Loan and Lease Losses                        (206,846)       (154,300)
                                                         ------------    ------------
        Net Loans and Leases                               10,181,550       8,922,606
  Leased Equipment                                            163,548         215,227
  Premises and Equipment                                      101,506         103,919
  Receivables from Securitization Trusts                      301,292         417,420
  Other Assets                                                653,532         567,447
                                                         ------------    ------------
                                                         $ 15,267,893    $ 13,857,385
                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                $  1,007,242    $  1,293,396
      Interest Bearing                                      8,308,121       7,535,714
                                                         ------------    ------------
        Total Deposits                                      9,315,363       8,829,110
    Short-Term Debt                                         1,401,711         639,023
    Long-Term Debt                                          2,687,393       2,774,493
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures                 450,649         329,239
    Accrued Interest and Other Liabilities                    465,585         294,737
                                                         ------------    ------------
        Total Liabilities                                  14,320,701      12,866,602
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized,
     Series D, 70,272 Issued                                    7,000           7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 49,174,494 and 48,814,463 Issued              14,577          14,469
    Capital Surplus                                           321,703         314,895
    Retained Earnings                                         688,610         672,348
    Accumulated Other Comprehensive Loss                      (84,698)        (17,929)
                                                         ------------    ------------
        Total Shareholders' Equity                            947,192         990,783
                                                         ------------    ------------
                                                         $ 15,267,893    $ 13,857,385
                                                         ============    ============

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                   Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
                                                 ----------------------   ---------------------
(In Thousands, Except Per Share Data)               2001         2000        2001        2000
-----------------------------------------------------------------------------------------------
Interest Income:
  Interest and Fees on Loans and Leases          $ 224,155    $ 185,088   $ 673,178   $ 520,470
  Interest on Investment Securities                 49,306       53,199     158,091     172,869
  Other Interest Income                              8,016          167      18,115         660
                                                 ---------    ---------   ---------   ---------
      Total Interest Income                        281,477      238,454     849,384     693,999
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                     16,230       20,958      56,789      56,416
    Time Deposits                                   77,643       79,304     249,639     213,643
                                                 ---------    ---------   ---------   ---------
      Total Interest on Deposits                    93,873      100,262     306,428     270,059
  Interest on Short-Term Debt                       17,772       15,677      47,869      63,926
  Interest on Long-Term Debt                        38,321       22,469     122,898      63,305
  Interest on Junior Subordinated Debentures         7,839        4,779      24,001      13,937
                                                 ---------    ---------   ---------   ---------
      Total Interest Expense                       157,805      143,187     501,196     411,227
                                                 ---------    ---------   ---------   ---------
        Net Interest Income                        123,672       95,267     348,188     282,772
Provision for Loan and Lease Losses                 66,010       42,550     114,597      61,950
                                                 ---------    ---------   ---------   ---------
  Net Interest Income After Provision
    for Loan and Lease Losses                       57,662       52,717     233,591     220,822
Noninterest Income:
  Service Charges on Deposit Accounts               10,312        8,997      29,551      26,235
  Loan Servicing Fees                                9,948       13,677      32,003      38,586
  Other Service Charges and Fees                    12,977       12,349      43,704      31,767
  Leasing Income                                    10,500       10,991      33,331      31,490
  Gain on Sales of Loans and Leases - Non-Cash           -            -           -      34,447
  Gain on Sales of Loans and Leases - Cash           3,254          356       4,490      10,324
  Warrant Gains                                          -        2,700         412       7,500
  Security Gains                                         -           72           -          96
  Other                                             10,112        3,310      31,367      11,228
                                                 ---------    ---------   ---------   ---------
    Total Noninterest Income                        57,103       52,452     174,858     191,673
Noninterest Expense:
  Salaries, Wages and Benefits                      52,783       41,518     153,951     122,805
  Charges and Fees                                   8,757        6,084      24,666      16,634
  Occupancy                                          5,634        5,066      16,783      15,045
  Leasing Expense                                   28,123        6,644      42,964      19,900
  Equipment Expense                                  6,209        7,079      19,226      19,418
  Professional Services                              5,476        5,521      18,243      15,955
  Merger and Restructuring Charges                       -            -           -      39,300
  Other                                             18,881       16,239      51,388      47,021
                                                 ---------    ---------   ---------   ---------
    Total Noninterest Expense                      125,863       88,151     327,221     296,078
                                                 ---------    ---------   ---------   ---------
Income Before Income Taxes                         (11,098)      17,018      81,228     116,417
Applicable Income Taxes                             (3,663)       6,065      29,008      43,803
                                                 ---------    ---------   ---------   ---------
  Net Income                                     $  (7,435)   $  10,953   $  52,220   $  72,614
                                                 =========    =========   =========   =========
Per Common Share:
  Basic Earnings Per Share                       $   (0.16)   $    0.22   $    1.05   $    1.48
  Diluted Earnings Per Share                         (0.15)        0.22        1.03        1.44
  Cash Dividends Paid                                 0.24         0.24        0.72        0.72

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Unaudited)

                                                                             Accumulated
                                                                                Other
                              Preferred    Common     Capital     Retained  Comprehensive
(In Thousands)                  Stock       Stock     Surplus     Earnings      Loss        Total
---------------------------------------------------------------------------------------------------
Balance at January 1, 2000      $ 7,000   $ 14,410   $ 308,237   $ 646,472   $ (49,897)   $ 926,222

Net Income                                                          72,614                   72,614
Change in Unrealized Loss
 on Marketable Securities                                                       12,213       12,213
                                                                                          ---------
 Comprehensive Income                                                                        84,827

Dividends Paid on:
 Preferred Stock                                                      (712)                    (712)
 Common Stock                                                      (35,079)                 (35,079)
Exercise of Stock Options and
 Accompanying Tax Benefits                      42       2,557                                2,599
Cash Paid in Lieu of
 Issuance of Fractional
 Shares in Acquisition                                     (31)                                 (31)
Amortization of Expense
 Related to Employee Stock
 Benefit Plans                                             780                                  780
Liquidation of Employee
 Stock Benefit Plans                                     1,478                                1,478
Federal Income Tax
 Filing Adjustment                                         567                                  567
                                -------   --------   ---------   ---------   ---------    ---------
Balance at September 30, 2000   $ 7,000   $ 14,452   $ 313,588   $ 683,295   $ (37,684)   $ 980,651
                                =======   ========   =========   =========   =========    =========

Balance at January 1, 2001      $ 7,000   $ 14,469   $ 314,895   $ 672,348   $ (17,929)   $ 990,783

Net Income                                                          52,220                   52,220
Change in Unrealized
 Gain/(Loss) on:
 Hedging Instruments                                                           (71,676)     (71,676)
 Marketable Securities                                                          33,239       33,239
                                                                                          ---------
  Comprehensive Income Before
   Cumulative Effect of a
   Change in Accounting
   Principle                                                                                 13,783
Cumulative Effect of a Change
 in Accounting Principle                                                       (28,332)     (28,332)
                                                                                          ---------
  Comprehensive Income                                                                      (14,549)

Dividends Paid on:
 Preferred Stock                                                      (712)                    (712)
 Common Stock                                                      (35,246)                 (35,246)
Exercise of Stock Options and
 Accompanying Tax Benefits                     100       5,913                                6,013
Distribution of Contingent
 Shares for Prior Year
 Acquisition                                     8         822                                  830
 Other                                                      73                                   73
                                -------   --------   ---------   ---------   ---------    ---------
Balance at September 30, 2001   $ 7,000   $ 14,577   $ 321,703   $ 688,610   $ (84,698)   $ 947,192
                                =======   ========   =========   =========   =========    =========

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                       Nine Months Ended September 30,
                                                       -------------------------------
(In Thousands)                                                  2001           2000
--------------------------------------------------------------------------------------
Operating Activities:
  Net Income                                                $    52,220    $    72,614
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                       114,597         61,950
      Valuation Adjustment on Leased Equipment                   20,000              -
      Amortization of Goodwill                                    3,363          3,425
      Other Amortization and Accretion                           (4,900)       (25,489)
      Depreciation of Leased Equipment and
        Premises and Equipment                                   36,084         35,869
      Tax Benefit Received from Exercise of Stock Options         2,504            291
      Realized Investment Security Gains                              -            (96)
      Proceeds from Sale of Loans Held for Sale               1,892,462      1,049,470
      Origination of Loans Held for Sale                     (1,914,805)      (986,636)
      Realized Gains on Loans Held for Sale                      (1,519)       (30,607)
      Increase in Trading Account Securities                    (36,462)           (21)
      Increase in Interest Receivable                            (5,022)       (15,661)
      (Increase) Decrease in Other Assets                       (52,447)        11,355
      Increase in Interest Payable                               15,778         17,563
      Increase in Other Liabilities                              66,692            196
                                                            -----------    -----------
        Net Cash Provided By Operating Activities               188,545        194,223
                                                            -----------    -----------
Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                       1,895,947      1,783,642
    Proceeds from Maturities and Prepayments                    901,360        310,036
    Purchases                                                (2,778,549)    (2,428,417)
  (Increase) Decrease in Receivables Due From
   Securitization Trusts                                        116,128        (99,729)
  Net Increase in Loans and Leases                           (1,370,878)    (1,828,332)
  Net (Increase) Decrease in Operating Lease Equipment           12,711        (61,785)
  Net Increase in Premises and Equipment                        (14,703)       (16,280)
  Acquisition                                                         -       (129,190)
                                                            -----------    -----------
    Net Cash Used In Investing Activities                    (1,237,984)    (2,470,055)
                                                            -----------    -----------
Financing Activities:
  Increase (Decrease) in Deposits of
   Securitization Trusts                                       (110,478)        83,389
  Increase in Other Deposits                                    543,081        804,378
  Increase in Short-Term Debt                                   762,688        913,487
  Principal Payments on Long-Term Debt                         (125,563)      (106,766)
  Proceeds From Issuance of Long-Term Debt and
    Company's Junior Subordinated Debentures                    136,264        616,606
  Cash Dividends Paid                                           (35,958)       (35,791)
  Proceeds from Exercise of Stock Options                         3,509          2,308
  Net Increase in Other Equity Items                                 73          2,794
                                                            -----------    -----------
    Net Cash Provided By Financing Activities                 1,173,616      2,280,405
                                                            -----------    -----------
      Increase in Cash and Cash Equivalents                     124,177          4,573
  Cash and Cash Equivalents at Beginning of Period              369,028        376,143
                                                            -----------    -----------
    Cash and Cash Equivalents at End of Period              $   493,205    $   380,716
                                                            ===========    ===========
Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                $   483,132    $   393,664
    Income Taxes                                                 19,989         58,433
  Non-Cash Activity:
    Transfer of Loans and Premises and Equipment to
      Other Real Estate                                          13,346         11,167
    Residual Interest in Securitized Assets Created from
      the Sale of Loans                                               -        106,098

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying  unaudited financial  statements have been prepared in accordance  with  the  instructions  to Form  10-Q  and  Article  10 of
Regulation  S-X.  Accordingly,  they do not include all information and footnotes  necessary  to  be  in  conformity  with  generally  accepted accounting principles for annual financial  statements.  In the opinion
of  management,   the  accompanying  unaudited  consolidated  financial
statements contain all adjustments (consisting of only normal recurring accruals)  necessary for fair  presentation.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                   --------------------    --------------------
(In Thousands, Except Per Share Data)                2001        2000        2001        2000
-----------------------------------------------------------------------------------------------
Basic:
 Net Income                                        $ (7,435)   $ 10,953    $ 52,220    $ 72,614
 Less Preferred Stock Dividends                        (237)       (237)       (712)       (712)
                                                   --------    --------    --------    --------
  Income Available to Common Shareholders            (7,672)     10,716      51,508      71,902
  Weighted-Average Common Shares Outstanding         49,081      48,753      48,949      48,728
                                                   --------    --------    --------    --------
 Basic Earnings Per Share                          $  (0.16)   $   0.22    $   1.05    $   1.48
                                                   ========    ========    ========    ========
Diluted:
 Net Income                                        $ (7,435)   $ 10,953    $ 52,220    $ 72,614
 Weighted-Average Common Shares Outstanding          49,081      48,753      48,949      48,728
 Assumed Conversion of:
  Convertible Preferred Stock                           988         988         988         988
  Dilutive Stock Options (Treasury Stock Method)        598         458         656         584
                                                   --------    --------    --------    --------
 Dilutive Potential Common Shares                    50,667      50,199      50,593      50,300
                                                   --------    --------    --------    --------
 Diluted Earnings Per Share                        $  (0.15)   $   0.22    $   1.03    $   1.44
                                                   ========    ========    ========    ========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GUARANTEED  PREFERRED  BENEFICIAL INTERESTS IN COMPANY'S JUNIOR
-----------------------------------------------------------------------
SUBORDINATED DEBENTURES
-----------------------

Wholly-owned  subsidiary trusts of Provident have issued $462.5 million of  preferred  securities  and, in turn,  purchased  $462.5  million of
newly-authorized   Provident  junior   subordinated   debentures.   The
debentures  provide interest and principal payments to fund the trusts'
obligations.   Provident  fully  and  unconditionally   guarantees  the
preferred  securities.  Approximately  $345  million  of the  preferred securities  qualify as Tier 1 capital and the  remainder  qualifies  as
Tier 2 capital  for bank  regulatory  purposes.  The sole assets of the trusts are the debentures. The junior subordinated debentures consisted of the following at September 30, 2001:

                               Stated   Effective   Maturity
(Dollars in Thousands)          Rate     Rate(1)      Date      Amount
-----------------------------------------------------------------------
November 1996 Issuance          8.60%     8.66%     12/01/26   $ 99,050
June 1999 Issuance              8.75%     3.92%     06/30/29    121,358
November 2000 Issuance         10.25%     5.34%     12/31/30    109,113
March 2001 Issuance             9.45%     5.53%     03/30/31    121,128
                                                               --------
      Total                                                    $450,649
                                                               ========

(1)Effective  rate reflects  interest rate after  adjustment  for notes issued at discount or premium,  capitalized fees associated with the issuance of the debt and interest  rate swap  agreements  entered to alter the payment characteristics.

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

The  subsidiaries  and their  total  assets as of  September  30,  2001 follow:

(In Thousands)                                             Total Assets
-----------------------------------------------------------------------
Provident Auto Leasing Company                                 $740,175
Provident Auto Rental LLC (2000-1)                              379,888
Provident Lease Receivables Company LLC                         201,782
Provident Auto Rental LLC (1999-1)                              196,903
Provident Auto Rental LLC (2000-2)                              161,678
Provident Auto Rental Company LLC (1998-2)                       40,063
Provident Auto Rental Company LLC (1998-1)                       37,356

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

Upon  the  adoption  of SFAS  No.  133 and for the  nine  months  ended
September 30, 2001,  Provident recorded reductions in accumulated other comprehensive income of $28.3 million and $71.7 million,  respectively.
No gain or loss was  recognized  in earnings at the time of adoption or for the first three quarters of 2001.

NOTE 6.  NEW ACCOUNTING STANDARDS
---------------------------------

In June 2001, the Financial  Accounting Standards Board issued SFAS No.
141,  "Business  Combinations",   and  No.  142,  "Goodwill  and  Other
Intangible Assets", effective for fiscal years beginning after December
15, 2001. Under the new rules, goodwill and intangible assets deemed to have  indefinite  lives will no longer be amortized but will be subject to annual  impairment  tests in accordance with the  Statements.  Other intangible assets continue to be amortized over their useful lives.

Provident will apply the new rules on accounting for goodwill and other intangible  assets beginning in the first quarter of 2002.  Application of the  nonamortization  provisions  of the  Statement  is  expected to result in an increase in net income of $2.9  million,  or six cents per share, per year.  During 2002,  Provident will perform the first of the required  impairment  tests of goodwill and indefinite lived intangible assets as of January 1, 2002.  Provident cannot predict what effect the results  of  these  tests  will  have  on its  earnings  and  financial position.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Forward-Looking Statements
--------------------------

This Form 10-Q contains  certain  forward-looking  statements  that are subject to numerous  assumptions,  risks or uncertainties.  The Private
Securities  Litigation  Reform Act of 1995  provides a safe  harbor for forward-looking statements. Actual results could differ materially from those contained in or implied by such forward-looking  statements for a variety of factors  including:  sharp and/or rapid  changes in interest rates;  significant changes in the anticipated  economic scenario which could materially change  anticipated credit quality trends; the ability to generate loans and leases;  significant cost, delay in, or inability to execute  strategic  initiatives  designed  to grow  revenues  and/or manage expenses;  consummation of significant business  combinations or divestitures; and significant changes in accounting, tax, or regulatory
practices  or  requirements   and  factors  noted  in  connection  with
forward-looking  statements.   Additionally,   borrowers  could  suffer
unanticipated losses without regard to general economic conditions. The result  of  these  and  other  factors  could  cause  differences  from expectations in the level of defaults,  changes in risk characteristics of the loan and lease portfolio,  and changes in the provision for loan and lease losses.  Forward-looking statements speak only as of the date made. Provident undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

RESULTS OF OPERATIONS
---------------------

Summary
-------

Provident  reported a net loss of $7.4 million for the third quarter of
2001  compared  to net income of $11.0  million  for the same period in
2000. On an operating  income basis  (excludes  unusual and significant expenses),  net income  for the first nine  months of 2001 and 2000 was
$52.2 million and $99.6 million,  respectively.  Operating earnings for
2000  exclude  a  $27.0  million   after-tax   charge  related  to  the
acquisition  of Fidelity  Financial of Ohio,  Inc.  Operating  earnings
(loss) per diluted share was $(.15) and $1.03 for the third quarter and first nine months of 2001, respectively,  versus $.22 and $1.98 in last year's third quarter and first nine months, respectively.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The following table summarizes earnings components,  earnings per share and key financial ratios:

                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                      September 30,
(Dollars in Thousands,                ----------------------------------  ---------------------------------
 Except Per Share Data)                  2001          2000       Change     2001         2000       Change
-----------------------------------------------------------------------------------------------------------
Net Interest Income                   $ 123,672     $  95,267        30%  $ 348,188    $ 282,772        23%
Gain on Sale of Loans and Leases          3,254           356       814       4,490       44,771       (90)
Other Noninterest Income                 53,849        52,096         3     170,368      146,902        16
Total Revenue                           180,775       147,719        22     523,046      474,445        10
Provision for Loan and Lease Losses      66,010        42,550        55     114,597       61,950        85
Noninterest Expense(1)                  125,863        88,151        43     327,221      296,078        11
Net Income(1)                            (7,435)       10,953      (168)     52,220       72,614       (28)
Diluted Earnings per Share(1)             (0.15)         0.22      (168)       1.03         1.44       (28)
Return on Average Equity(1)              -2.99%          4.53%                 7.11%       10.33%
Return on Average Assets(1)              -0.19%          0.37%                 0.47%        0.82%
Efficiency Ratio                          69.60%        59.69%                62.55%       54.13%

(1) Financial Data Based on Operating Earnings follows
     (excludes Merger and Restructuring Charges):
    Noninterest Expense                                                   $ 327,221    $ 256,778        27%
    Net Income                                                               52,220       99,614       (48)
    Diluted Earnings per Share                                                 1.03         1.98       (48)
    Return on Average Equity                                                   7.11%       14.16%
    Return on Average Assets                                                   0.47%        1.13%

Provident's  net loss of $7.4  million  for the third  quarter  of 2001 includes  pre-tax  charges  of $50  million  which  were  substantially related to exposures impacted by the tragic events of September 11. The
$50.0 million of charges were  comprised of a $20.0 million  write-down for the  deterioration of residual assets related to aircraft leases, a
$15.0 million provision for loans and leases in the commercial  airline industry,  and a $15.0 million provision for credit extensions to other industry sectors. Prior to the provision and residual charge, Provident had loan and lease exposure of $290 million to the  commercial  airline industry.  Unrelated to the September 11 events, net charge-offs in the commercial lending portfolio were $15.0 million higher than anticipated by management.

For the first nine  months of 2001 and 2000,  operating  net income was
$52.2 million and $99.6 million, respectively.  This reduction resulted primarily from the credit-related adjustments discussed in the previous paragraph  and the third  quarter 2000 decision to change the structure of  securitizations  to secured  financings which eliminates the use of gain-on-sale  accounting.  The switch to a secured financing  structure does not affect the total profit Provident will recognize over the life of the  loans and  leases,  but  rather  impacts  the  timing of income recognition.  Secured  financing  transactions  cause reported earnings from  securitized  loans and leases to be lower in the initial  periods and higher in later  periods,  as  interest  is earned on the loans and leases. As a result,  moving away from transaction  structures that use gain-on-sale  accounting causes  Provident's  earnings to be lower over the short term.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Provident's total revenue (net interest income plus noninterest income)
increased 10% during the first nine months of 2001 compared to the same period during 2000 despite the absence of  securitization  gains during
2001.  Net interest  income  increased by $65.4  million,  or 23%, as a result of growth in consumer  lending and the  decision to  discontinue the securitization/sale of loans. Noninterest income, excluding gain on sale of loans and leases,  increased $23.5 million,  or 16%,  primarily due  to  the  September  2000  acquisition  of Red  Capital  Group  and
Provident's continued emphasis on fee growth. Gain on sale of loans and leases  decreased  $40.3  million due to the change in the structure of securitizations.

The  provision  for loan and lease  losses was $114.6  million  for the first nine months of 2001 as compared to $62.0 million  during the same time period of 2000. The significant  increase was due primarily to (1)
a higher  ratio of reserve for loan and lease losses to total loans and leases (as a result of the events of September 11 and the deteriorating economic climate), (2) higher net charge-offs (also attributable to the weakening  economic  climate),  and (3) higher loan and lease  balances
(due to the change in securitization  structure which no longer removes loans and  leases  from the  balance  sheet and  robust  consumer  loan growth).

Operating  noninterest  expense  increased  $70.4  million,  or 27%, to
$327.2  million  for the first  three  quarters  of 2001 as compared to
$256.8  million for the first three  quarters of 2000.  The increase in noninterest  expense was primarily the result of the acquisition of Red
Capital Group,  additional investments within existing businesses where good growth opportunities exist, and the write-down of airline residual assets.  The ratio of operating  noninterest  expense to tax equivalent revenue  ("efficiency  ratio")  increased  to  62.55%  during  2001  as compared to 54.13% during 2000.  The increase in the  efficiency  ratio was the result of the  elimination  of gain on sale of loans and leases and the write-off of the residual  assets.  For purposes of calculating the efficiency ratio, operating noninterest expense excludes merger and restructuring  charges,  and tax equivalent  revenue excludes  security gains or losses.

Total  average  deposits  for the first  nine  months of 2001 grew $1.4 billion,  or 19%, as compared to the same period  during 2000.  Average core  deposits  grew 17% during  these time  periods  with  significant contribution  coming from internet  deposit-gathering  initiatives  and deposit growth within the financial centers.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Business Lines
--------------

The following  table  summarizes  total revenue,  operating  income and average  assets by major  lines of  business  for the  three-month  and nine-month periods ended September 30, 2001 and 2000.

                              Three Months Ended          Nine Months Ended
                                 September 30,              September 30,
                         ---------------------------  -------------------------
(Dollars in Millions)      2001      2000     Change    2001      2000   Change
-------------------------------------------------------------------------------
Total Revenue:
  Commercial Banking     $  89.2   $  67.8      32%   $ 261.9   $ 200.3    31%
  Retail Banking            69.4      65.5       6%     194.1     197.6    -2%
  Mortgage Banking          22.2      14.3      55%      67.0      76.4   -12%
  Corporate Center             -       0.1        -         -       0.1      -
                         -------   -------            -------   -------
                         $ 180.8   $ 147.7      22%   $ 523.0   $ 474.4    10%
                         =======   =======            =======   =======
Operating Income:
  Commercial Banking     $ (18.3)    $ 6.3    -390%     $23.1     $50.4   -54%
  Retail Banking             7.6       7.0       9%      25.2      34.1   -26%
  Mortgage Banking           3.3      (2.4)   -238%       3.9      15.0   -74%
  Corporate Center             -       0.1        -         -       0.1      -
                         -------   -------            -------   -------
                           $(7.4)    $11.0    -167%     $52.2     $99.6   -48%
                         =======   =======            =======   =======
Average Assets:
  Commercial Banking     $ 7,210   $ 5,459      32%   $ 6,882   $ 5,509    25%
  Retail Banking           3,426     2,368      45%     3,219     2,371    36%
  Mortgage Banking         2,119     1,162      82%     2,075       729   185%
  Corporate Center         2,626     2,755      -5%     2,732     3,142   -13%
                         -------   -------            -------   -------
                         $15,381   $11,744      31%   $14,908   $11,751    27%
                         =======   =======            =======   =======

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

   Commercial  Banking  contributed  approximately  50% of  Provident's total  revenue for the third  quarter and first nine months of 2001.
   Total  revenues for the third  quarter and first nine months of 2001 increased  32% and 31%,  respectively,  as compared to the same time periods  during 2000.  However,  Commercial  Banking posted an $18.3 million  net  operating  loss for the third  quarter  and  operating income  decreased  $27.3  million  for the first nine months of 2001 compared to the same time interval of 2000.  The primary  reason for the lower  income level was a larger loan loss  provision  resulting from higher credit losses and management's  decision to increase the reserve for loan losses to total loans ratio.  Based upon  uncertain economic conditions,  the ratio was increased from 1.44% to 1.70% at
   December 31, 2000 and to 1.99% at September  30, 2001.  In addition,
   Provident  Commercial  Group posted a special  charge of $20 million for estimated  aircraft residual  impairment due to the slow-down in air  travel  and the  uncertainty  which  the  airline  industry  is currently  facing.  Also contributing to the lower 2001 income level was  the  third  quarter  2000  decision  to  change  securitization structures which eliminated gain-on-sale  accounting.  This decision resulted  in no  gain  on  sales  being  recognized  during  2001 as compared to pre-tax  gains of $9.1 million being  recognized  during the first nine months of 2000.

   Red Capital made significant  contributions to revenue growth during the third quarter of 2001.  Acquired in September  2000, Red Capital
   provides  a  national   platform   to   generate   fee  income  from
   originating,  selling and servicing in the  multifamily  housing and health-care  real estate  markets.  Provident  plans to continue the expansion of fee revenue businesses, thereby increasing revenues and improving the balance between spread and fee-based revenue.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

   Commercial  Banking  continued its history of strong asset growth as evidenced  by  average  assets  increasing  25% from the first  nine months  of  2000  to  2001.  Contributing  to  this  growth  was the acquisition  of Red Capital  Group,  the expansion of the Commercial
   Banking  business units,  including the acquisition of approximately
   $500 million of leases by Information Leasing  Corporation,  and the opening of  additional  Commercial  Banking  offices.  Excluding the acquisition of Red Capital Group,  average asset growth was 15% from the first nine months of 2000 to 2001.

o  Retail Banking provides consumer lending,  deposit accounts,  trust, brokerage  and  investment  products and services to its  customers.
   This  business  line  includes  Small  Business  Banking,   Consumer
   Lending,  Consumer Banking and Provident Financial Advisors business units.  Operating  income  decreased $8.9 million for the nine-month period  ended  September  30, 2001 as compared to the same period in
   2000. The primary driver for the decrease was the decision to change the structure of  securitizations  resulting in the  elimination  of gain-on-sale accounting.  This decision resulted in no gain on sales being recognized during the first nine months of 2001 as compared to a pre-tax  gain of $4.2  million  being  recognized  during the same
   period  of  2000.   Also,   provision   increased  as  a  result  of
   management's  decision  to  increase  the reserve for loan losses to total loans ratio and higher loan  balances.  Loan  balances for the third  quarter of 2001 grew by 57% as compared to the third  quarter of 2000.

   Retail  Banking  continues to experience  strong growth in deposits.
   Average core  deposits for the third  quarter of 2001 grew by 17% as compared to the third quarter of 2000.  Significant  deposit  growth came  from the Ohio  financial  centers  and from  internet  banking products. Provident plans to continue to enhance its distribution of products and services  via  internet  banking,  ATM machines and the
   TeleBank customer service call center.

o  Mortgage   Banking   originates   and   services    conforming   and
   nonconforming residential loans to consumers and provides short-term financing to mortgage  originators and brokers. Net operating income for the third quarter of 2001 was $3.3 million as compared to $(2.4)
   million for the third quarter of 2000.  For the first nine months of
   2001 and 2000,  net  operating  income  was $3.9  million  and $15.0 million,  respectively.  The  lower  operating  income  for 2001 was driven by the decision to change the  structure  of  securitizations resulting  in  the  elimination  of  gain-on-sale  accounting.  This decision  resulted in no gain on sales being  recognized  during the first three  quarters of 2001 as compared to pre-tax  gains of $30.3 million  being  recognized  during  the same  time  period  in 2000.
   Partially  offsetting  the  elimination of  gain-on-sale  income was higher net interest income as loans now remain on the balance sheet.
   As loans remain on the balance sheet,  additional provision for loan losses was incurred.  Additionally,  the provision  increased due to management's decision to increase the ratio of loan loss reserves to total loans.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

   Mortgage Banking  successfully  transitioned their business plan and implemented  strategic  initiatives  to reduce  the  business'  risk profile.  Beginning  with the third  quarter of 2001,  nonconforming loan originations have been sold on a whole-loan basis to investors, with a net sales premium  averaging  approximately 200 basis points.
   While not having a significant impact on third quarter earnings, the implications  of  increasing  the growth and breadth of the mortgage business are expected to yield positive results in the future.

Net Interest Income
-------------------

Net  interest  income for the nine months  ended  September  30,  2001, increased $65.4 million  compared to the first nine months of 2000. The increase in interest income was due primarily to an increase in average earning assets of $3.1 billion, or 30%. The increase in average earning assets  resulted  primarily  from the growth of the lending  portfolio.
Interest expense for the nine months ended September 30, 2001 increased due to a 31% increase in total interest bearing  liabilities  while the average rate paid  decreased 42 basis points to 5.45%.  The increase in interest  bearing  liabilities  was due  principally  to  increases  in interest bearing deposits, primarily time deposits, and long-term debt.

Net Interest Margin
-------------------

Net interest  margin  represents net interest income as a percentage of total interest  earning assets.  For the first nine months of 2001, the net interest margin,  on a tax-equivalent  basis, was 3.43% compared to
3.61% for the same period in 2000.  This decrease was driven by changes in rates and volumes of earning  assets and the  corresponding  funding sources.  The following  table details the  components of the change in net interest  income (on a  tax-equivalent  basis) by major category of interest  earning  assets  and  interest  bearing  liabilities  for the three-month and nine-month periods ended September 30, 2001 and 2000.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

                                             Three Months Ended                           Nine Months Ended
                                  -----------------------------------------   -----------------------------------------
                                  September 30, 2001    September 30, 2000    September 30, 2001    September 30, 2000
                                  -------------------   -------------------   -------------------   -------------------
                                  Average     Average   Average     Average   Average     Average   Average     Average
(Dollars in Millions)             Balance      Rate     Balance      Rate     Balance      Rate     Balance      Rate
-----------------------------------------------------------------------------------------------------------------------
Assets:
 Loans and Leases:
  Corporate Lending:
   Commercial                     $ 4,640       7.35%   $ 4,385       9.82%   $ 4,688       7.95%   $ 4,248       9.46%
   Mortgage                           597       8.44        549       9.50        622       8.75        559       9.07
   Construction                       807       6.73        724       9.04        811       7.54        647       8.98
   Lease Financing                  1,200      10.25        393      11.58        958      10.72        362      11.70
                                  -------      -----    -------      -----    -------      -----    -------      -----
    Total Corporate Lending         7,244       7.85      6,051       9.81      7,079       8.35      5,816       9.51
  Consumer Lending:
   Residential                      1,064      10.92        252      10.28      1,024      11.12        320      11.55
   Installment                        821       9.42        448      11.70        735      10.13        511      10.83
   Lease Financing                  1,277       9.97        615      10.45      1,170      10.29        532       9.37
                                  -------      -----    -------      -----    -------      -----    -------      -----
    Total Consumer Lending          3,162      10.15      1,315      10.84      2,929      10.54      1,363      10.43
                                  -------      -----    -------      -----    -------      -----    -------      -----
     Total Loans and Leases        10,406       8.55      7,366      10.00     10,008       8.99      7,179       9.69
 Investment Securities              3,151       6.21      3,084       6.86      3,192       6.62      3,263       7.08
 Federal Funds Sold and Reverse
  Repurchase Agreements               102       3.53         10       6.70        103       4.91         11       8.10
 Other Short Term Investments         428       6.59          -       -           280       6.85          -       -
                                  -------      -----    -------      -----    -------      -----    -------      -----
   Total Earning Assets            14,087       7.93     10,460       9.07     13,583       8.36     10,453       8.87
 Cash and Due From Banks              241                   232                   259                   235
 Other Assets                       1,053                 1,052                 1,066                 1,063
                                  -------               -------               -------               -------
  Total Assets                    $15,381               $11,744               $14,908               $11,751
                                  =======               =======               =======               =======
Liabilities and
 Shareholders' Equity:
 Deposits:
  Demand Deposits                 $   487       2.32    $   378       2.93    $   479       2.85    $   352       2.36
  Savings Deposits                  1,581       3.36      1,364       5.30      1,544       4.03      1,349       4.97
  Time Deposits                     5,832       5.28      4,906       6.43      5,753       5.80      4,678       6.10
                                  -------      -----    -------      -----    -------      -----    -------      -----
   Total Deposits                   7,900       4.71      6,648       6.00      7,776       5.27      6,379       5.65
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements            1,433       3.97        785       6.35      1,165       4.38      1,203       6.08
  Commercial Paper                    209       3.79        198       6.27        216       4.55        205       5.95
  Short-Term Notes Payable             60       9.63          2       5.83         37       8.53          2       5.88
                                  -------      -----    -------      -----    -------      -----    -------      -----
   Total Short-Term Debt            1,702       4.14        985       6.33      1,418       4.51      1,410       6.06
 Long-Term Debt                     2,670       5.69      1,395       6.41      2,695       6.10      1,348       6.28
 Junior Subordinated Debentures       451       6.90        220       8.63        412       7.78        220       8.46
                                  -------      -----    -------      -----    -------      -----    -------      -----
  Total Interest Bearing
   Liabilities                     12,723       4.92      9,248       6.16     12,301       5.45      9,357       5.87
 Noninterest Bearing Deposits       1,203                 1,258                 1,225                 1,216
 Other Liabilities                    460                   272                   402                   240
 Shareholders' Equity                 995                   966                   980                   938
                                  -------               -------               -------               -------
  Total Liabilities and
   Shareholders' Equity           $15,381               $11,744               $14,908               $11,751
                                  =======               =======               =======               =======
Net Interest Spread                             3.01%                 2.91%                 2.91%                 3.00%
                                                ====                  ====                  ====                  ====
Net Interest Margin                             3.48%                 3.62%                 3.43%                 3.61%
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

The  provision  for loan and lease losses was $114.6  million and $62.0 million for the first nine months of 2001 and 2000,  respectively.  The ratio of reserve  for loan and lease  losses to total  loans and leases was 1.99% and 1.44% at September 30, 2001 and 2000,  respectively.  The increase in provision  for loan and lease losses was due primarily to a higher  ratio of reserve  for loan and lease  losses to total loans and leases  (as a result  of the  deteriorating  economic  climate  and the events of September  11),  higher net  charge-offs  and higher loan and lease  balances  (due to the change in  securitization  structure  that occurred during the third quarter of 2000).

The following  table shows the  progression of the reserve for loan and lease losses and selected reserve ratios:

                                        Three Months Ended         Nine Months Ended
                                           September 30,              September 30,
                                      ----------------------    -----------------------
(Dollars in Thousands)                   2001         2000         2001          2000
---------------------------------------------------------------------------------------
Balance at Beginning of Period        $ 176,975    $  97,588    $ 154,300     $  94,045
Acquired Reserves                             -        2,377       10,003         2,377
Provision for Loan and Lease Losses      66,010       42,550      114,597        61,950
Loans and Leases Charged Off            (40,735)     (24,786)     (84,531)      (47,542)
Recoveries                                4,596        2,548       12,477         9,447
                                      ---------    ---------    ---------     ---------
  Balance at End of Period            $ 206,846    $ 120,277    $ 206,846     $ 120,277
                                      =========    =========    =========     =========
Reserve for Loan and Lease Losses
 as a Percent of:
  Nonaccrual Loans                                                 157.10%       182.02%
  Nonperforming Assets                                             140.31%       160.83%
  Total Loans and Leases                                             1.99%         1.44%

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The following table presents the  distribution of net loan  charge-offs by loan type for the three-month and nine-month periods ended September
30, 2001 and 2000:

                                 Three Months Ended              Three Months Ended
                                 September 30, 2001              September 30, 2000
                          ------------------------------  ------------------------------
                                      Pctg of    Pctg of               Pctg of   Pctg of
                                      Average     Total                Average    Total
                             Net       Total       Net       Net        Total      Net
                           Charge-     Loans     Charge-   Charge-      Loans    Charge-
(Dollars in Thousands       Offs   (annualized)   Offs      Offs    (annualized)  Offs
----------------------------------------------------------------------------------------
Corporate Lending:
 Commercial               $ 27,900      2.41%     77.2%   $ 20,098       1.83%    90.4%
 Mortgage                      483      0.32       1.4         (21)     (0.02)    (0.1)
 Construction                    -         -         -           -          -        -
 Lease Financing             3,081      1.03       8.5        (207)     (0.21)    (0.9)
                          --------               -----    --------               -----
  Net Corporate Lending     31,464      1.74      87.1      19,870       1.31     89.4
Consumer Lending:
 Residential                 2,179      0.82       6.0       1,495       2.37      6.7
 Installment                   834      0.41       2.3         697       0.62      3.1
 Lease Financing             1,662      0.52       4.6         176       0.11      0.8
                          --------               -----    --------               -----
  Net Consumer Lending       4,675      0.59      12.9       2,368       0.72     10.6
                          --------               -----    --------               -----
   Net Charge-Off's       $ 36,139      1.39     100.0    $ 22,238       1.21    100.0
                          ========               =====    ========               =====

                                 Nine Months Ended               Nine Months Ended
                                 September 30, 2001              September 30, 2000
                          ------------------------------  ------------------------------
                                      Pctg of    Pctg of               Pctg of   Pctg of
                                      Average     Total                Average    Total
                             Net       Total       Net       Net        Total      Net
                           Charge-     Loans     Charge-   Charge-      Loans    Charge-
(Dollars in Thousands       Offs   (annualized)   Offs      Offs    (annualized)  Offs
----------------------------------------------------------------------------------------
Corporate Lending:
 Commercial               $ 50,183      1.43%    69.7%    $ 31,280       0.98%    82.1%
 Mortgage                      508       0.11      0.7          75       0.02      0.2
 Construction                    -          -        -           -          -        -
 Lease Financing             7,516       1.05     10.4         829       0.31      2.2
                          --------               -----    --------               -----
  Net Corporate Lending     58,207       1.10     80.8      32,184       0.74     84.5
Consumer Lending:
 Residential                 8,432       1.10     11.7       3,541       1.48      9.3
 Installment                 1,834       0.33      2.5       1,439       0.38      3.8
 Lease Financing             3,581       0.41      5.0         931       0.23      2.4
                          --------               -----    --------               -----
  Net Consumer Lending      13,847       0.63     19.2       5,911       0.58     15.5
                          --------               -----    --------               -----
   Net Charge-Off's       $ 72,054       0.96    100.0    $ 38,095       0.71    100.0
                          ========               =====    ========               =====

The increase in net  charge-offs  for the first nine months of 2001 was due primarily to commercial loan  charge-offs.  Due to the varying size of the commercial  loans,  a change in the number of large  charge-offs can result in a significant  fluctuation  in the total  charge-offs  of this loan  type.  There  were  eighteen  charge-offs  greater  than one million  dollars in the first nine  months of 2001  compared to nine in the first nine  months of 2000.  The  increase in net  charge-offs  for corporate  lease  financing  and  residential  was due primarily to the growth in loan and lease balances in 2001 as compared to 2000.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Nonperforming assets at September 30, 2001 were $147.4 million compared to $104.8  million  and  $74.8  million  as of  December  31,  2000 and
September  30,  2000,  respectively.  Unfavorable  business  conditions required Provident to place three large loans,  totaling  approximately
$52 million,  on nonaccrual  status late in the fourth quarter of 2000.
In  conjunction  with the changes in asset  quality  indicators  in the fourth quarter and the uncertain  economic  environment,  several large commercial loan  charge-offs were recorded during the fourth quarter of
2000.  Nonaccrual  loans have  increased  during  2001 as the  economic climate has continued to deteriorate.  The composition of nonperforming assets over the past five quarters is provided in the following table.

                                              2001                          2000
                                --------------------------------    --------------------
                                  Third      Second       First      Fourth       Third
(Dollars in Thousands)           Quarter     Quarter     Quarter     Quarter     Quarter
----------------------------------------------------------------------------------------
Nonaccrual Loans:
 Corporate Lending:
  Commercial                    $ 84,700    $ 74,098    $ 74,172    $ 74,401    $ 48,031
  Mortgage                         1,984       1,944       1,676       1,712       1,529
  Construction                     2,213       4,585       4,520           -           -
  Lease Financing                  5,977       6,079       8,685       6,503       5,147
                                --------    --------    --------    --------    --------
   Total Corporate Lending        94,874      86,706      89,053      82,616      54,707
 Consumer Lending:
  Residential                     36,792      23,868      17,160      13,404      11,371
  Installment                          -           -           -           -           -
  Lease Financing                      -           -           -           -           -
                                --------    --------    --------    --------    --------
   Total Consumer Lending         36,792      23,868      17,160      13,404      11,371
                                --------    --------    --------    --------    --------
    Total Nonaccrual Loans       131,666     110,574     106,213      96,020      66,078
Other Real Estate/Equipment       15,758      16,279       7,348       8,805       8,706
                                --------    --------    --------    --------    --------
 Total Nonperforming Assets     $147,424    $126,853    $113,561    $104,825    $ 74,784
                                ========    ========    ========    ========    ========
Loans 90 Days Past Due
 Still Accruing                 $ 34,929    $ 22,830    $ 42,327    $ 28,780    $ 28,959
Nonaccrual Loans to
 Total Loans and Leases             1.27%       1.06%       1.10%       1.06%       0.79%
Nonperforming Assets to:
 Total Loans, Leases and
  Other Real Estate/Equipment       1.42%       1.22%       1.18%       1.15%       0.89%
 Total Assets                       0.97%       0.84%       0.77%       0.76%       0.57%

Nonaccrual  loans  increased $35.6 million during the first nine months of 2001.  The increase  was composed of $155.9  million of additions to nonaccrual  loans,  less $48.5 million of payments on nonaccrual loans,
$59.0  million  of  nonaccrual  loans  charged  off and  $12.8  million transferred  to  other  real  estate  and  equipment.  The  significant increase in residential  nonaccrual  loans is due to residential  loans now being held on balance sheet rather than being securitized and sold.
The increase in  nonaccrual  commercial  loans was due primarily to the
deteriorating   economic  climate.  Other  real  estate  and  equipment
increased  $7.0  million  during  the first  nine  months of 2001.  The increase was primarily the result of the  repossession of two airplanes that  were  collateral  for two  nonaccrual  loans  during  the  second quarter.  The increase in loans ninety days past due still accruing was due primarily to the increase in delinquent residential loans.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Noninterest Income
------------------

The following  table details the components of  noninterest  income and their change for the third quarter and first  nine-month  periods ended
September 30, 2001 and 2000:

                                     Three Months Ended              Nine Months Ended
                                       September 30,                    September 30,
                                    -------------------     Pctg    -------------------     Pctg
(Dollars in Thousands)                2001       2000      Change      2001       2000     Change
-------------------------------------------------------------------------------------------------
Service Charges on
 Deposit Accounts                   $ 10,312   $  8,997      14.6%  $ 29,551   $ 26,235      12.6%
Loan Servicing Fees                    9,948     13,677     (27.3)    32,003     38,586     (17.1)
Other Service Charges and Fees        12,977     12,349       5.1     43,704     31,767      37.6
Leasing Income                        10,500     10,991      (4.5)    33,331     31,490       5.8
Warrant Gains                              -      2,700    (100.0)       412      7,500     (94.5)
Security Gains                             -         72    (100.0)         -         96    (100.0)
Other                                 10,112      3,310     205.5     31,367     11,228     179.4
                                    --------   --------             --------   --------
  Noninterest Income Before Gain
   on Sale of Loans and Leases        53,849     52,096       3.4    170,368    146,902      16.0
Gain on Sale of Loans and Leases:
  Non-Cash                                 -          -       -            -     34,447    (100.0)
  Cash                                 3,254        356     814.0      4,490     10,324     (56.5)
                                    --------   --------             --------   --------
    Total Noninterest Income        $ 57,103   $ 52,452       8.9   $174,858   $191,673      (8.8)
                                    ========   ========             ========   ========

Explanations for significant  changes in noninterest income by category follow:

o  Service charges on deposit accounts  increased $1.3 million and $3.3 million in the quarterly and nine-month  comparisons.  The increases for both  periods  were a result of pricing and volume  increases on corporate deposit accounts.

o  Loan  servicing  fees decreased $3.7 million and $6.6 million in the quarterly and nine-month  comparisons  due primarily to the decrease in fees in the residential mortgage and auto leasing areas more than offsetting the increase from Red Capital Group, a financing and loan
   servicer  for  multifamily  and  health-care   facilities  that  was
   acquired in September 2000.

o  Other  service  charges  and fees  increased  $11.9  million  in the nine-month  comparison due primarily to loan  origination  and other fee income generated by Red Capital Group.

o  Leasing income  increased $1.8 million in the nine-month  comparison due primarily to increases in income from auto lease  sale-leaseback transactions  and  the  growth  of  Provident  Commercial  Group,  a national lessor of large equipment.

o  Provident's  Commercial  Banking  business  line  from  time to time acquires  equity  warrants as a part of the  lending  fee  structure established  with  customers.  Warrant gains of $.4 million and $7.5 million  were  recognized  during the first nine  months of 2001 and
   2000, respectively.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

o  Other  income  increased  $6.8  million  and  $20.1  million  in the quarterly and nine-month  comparisons  due primarily to increases in
   miscellaneous  fees  earned  by  Red  Capital  Group,   income  from
   investments  in  partnerships,   and  income  from  trading  account
   activity.

o  Gain on  sales  of loans  and  leases  increased  $2.9  million  and decreased $40.3 million in the quarterly and nine-month comparisons.
   The increase in the  quarterly  comparison is due primarily to gains recognized from the sale of nonconforming residential mortgage loans on a whole-loan basis. The decrease in the nine-month  comparison is the  result  of the  third  quarter  2000  decision  to  change  the
   structure  of  securitizations   resulting  in  the  elimination  of
   gain-on-sale accounting.  The following table provides detail of the gain on sales  recognized  during the third  quarter and  nine-month periods of 2001 and 2000:

                                                  Three Months Ended   Nine Months Ended
                                                     September 30,       September 30,
                                                  ------------------   -----------------
(In Thousands)                                       2001      2000      2001      2000
----------------------------------------------------------------------------------------
Gain on Sale of Loan and Lease Sales - Non-Cash:
  Nonconforming Residential Loan Securitizations   $     -   $     -   $     -   $30,291
  Prime Consumer Home Equity Securitizations             -         -         -     4,156
                                                   -------   -------   -------   -------
    Total Gain on Sales - Non-Cash                       -         -         -    34,447
                                                   -------   -------   -------   -------
Gain on Sale of Loan and Lease Sales - Cash:
  Equipment Lease Securitizations                        -         -         -     9,083
  Other Loan Sales                                   3,254       356     4,490     1,241
                                                   -------   -------   -------   -------
    Total Gain on Sales - Cash                       3,254       356     4,490    10,324
                                                   -------   -------   -------   -------
    Total Gain on Sales                            $ 3,254   $   356   $ 4,490   $44,771
                                                   =======   =======   =======   =======

   A detailed  discussion of the various  securitizations  of loans and leases is provided under the  "Management's  Discussion and Analysis
   of   Financial   Condition   and  Results  of   Operations  -  Asset
   Securitization Activity" section of this report.

Noninterest Expenses
--------------------

The following  table details the components of noninterest  expense and their change for the third quarter and  nine-month  periods of 2001 and
2000:

                                      Three Months Ended               Nine Months Ended
                                         September 30,                   September 30,
                                     -------------------     Pctg    -------------------     Pctg
(Dollars in Thousands)                  2001       2000     Change      2001       2000     Change
--------------------------------------------------------------------------------------------------
Salaries, Wages and Benefits         $ 52,783   $ 41,518      27.1%  $153,951   $122,805      25.4%
Charges and Fees                        8,757      6,084      43.9     24,666     16,634      48.3
Occupancy                               5,634      5,066      11.2     16,783     15,045      11.6
Leasing Expense                        28,123      6,644     323.3     42,964     19,900     115.9
Equipment Expense                       6,209      7,079     (12.3)    19,226     19,418      (1.0)
Professional Services                   5,476      5,521      (0.8)    18,243     15,955      14.3
Other                                  18,881     16,239      16.3     51,388     47,021       9.3
                                     --------   --------             --------   --------
 Noninterest Expense Before Merger
  and Restructuring Charges           125,863     88,151      42.8    327,221    256,778      27.4
Merger and Restructuring Charges            -          -       -            -     39,300    (100.0)
                                     --------   --------             --------   --------
   Total Noninterest Expense         $125,863   $ 88,151      42.8   $327,221   $296,078      10.5
                                     ========   ========             ========   ========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Explanations for significant changes in noninterest expense by category follow:

o  Salaries,  wages and  benefits  increased  $11.3  million  and $31.1 million in the quarterly and nine-month comparisons due primarily to increased  incentive pay and increased staffing expenses  associated with Red Capital Group, which was acquired in September of 2000.

o  Charges and fees  increased  $2.7  million  and $8.0  million in the quarterly  and  nine-month  comparisons  due  primarily  to expenses related to a credit risk  transfer  transaction.  Detail  concerning this  transaction  is provided in the  "Management's  Discussion and
   Analysis  of  Financial   Condition  and  Results  of  Operations  -
   Derivative and Off-Balance Sheet Financial  Instruments"  section of this report.

o  Occupancy  increased  $.6 million and $1.7 million in the  quarterly and  nine-month  comparisons  due  primarily  to  increases  in rent expense.

o  The  increase  in  leasing   expense  for  both  the  quarterly  and
   nine-month  comparison is attributable to a $20.0 million write-down in residual values related to aircraft leases.  The deterioration in residual  values of  aircraft  leases is the result of the events of
   September 11 and its financial impact on the airline industry.

o  Professional   fees   increased   $2.3  million  in  the  nine-month
   comparison  due  primarily  to legal  and  other  professional  fees related to loan collections.

o  The three largest  expenses  within other  noninterest  expense were marketing  ($6.9  million in 2001 and $6.7 million in 2000),  travel
   ($6.6 million in 2001 and $6.0 million in 2000), and franchise taxes
   ($6.2 million in 2001 and $5.9 million in 2000).

o  Merger and  restructuring  charges,  which were incurred  during the first  quarter  of  2000,  relate  to the  acquisition  of  Fidelity
   Financial and other post-merger business line restructuring charges.

FINANCIAL CONDITION
-------------------

Short-Term Investments and Investment Securities
------------------------------------------------

Federal funds sold and reverse  repurchase  agreements  increased  $139 million  since  December  31,  2000.  The amount of federal  funds sold changes  daily as cash is  managed  to meet  reserve  requirements  and customer  needs.  After funds have been  allocated  to meet lending and investment  requirements,  any remainder is placed in overnight federal funds.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Trading account securities  increased $36 million during the first nine months of 2001. On a very limited basis,  Provident  trades  investment securities with the intention of recognizing  short-term profits. These securities are carried at fair value with realized and unrealized gains and losses reported in noninterest income.

Provident  classified  $230  million  of  loans  as  held  for  sale at
September 30, 2001.  This is an increase of $24 million from the amount reported at December 31, 2000.  These loans  consist of $175 million of multifamily loans and $55 million of nonconforming residential mortgage loans. The multifamily loans are insured by either the Federal National
Mortgage Association, the Federal Home Loan Mortgage Corporation or the
Federal Housing Association.  These loans are generally outstanding for sixty days or less.  Activities  related to the multifamily  loans held for sale are part of the operations of Red Capital Group. Nonconforming residential  mortgage loans are being sold on a whole-loan  basis. This is part of an  initiative  started  during the third quarter of 2001 to reduce the risk profile of the Mortgage Banking business line.

Securities  purchased  with the intention of being held for  indefinite periods of time are classified as investment  securities  available for sale.  These  securities  increased  $51 million  during the first nine months of 2001. U.S.  government agency securities and U.S.  government agency  mortgage-backed  securities  accounted  for the majority of the increase,  as funds obtained from deposit growth, debt borrowings,  and
the  sale  of  private   mortgage-backed   securities  and  other  debt
securities were deployed into investment  securities with higher credit quality,  increased  liquidity  and  an  improved  interest  rate  risk profile.

Loans and Leases
----------------

As of  September  30, 2001 total  loans and leases  were $10.4  billion compared  to $9.1  billion  at  December  31,  2000.  Provident  had an additional $4.5 billion and $5.8 billion of off-balance sheet loans and leases as of September  30, 2001 and  December 31, 2000,  respectively.
Due to the third  quarter 2000  decision to  structure  and account for future  securitizations  as secured  financings rather than loan sales, on-balance  sheet  loans and leases are  expected  to  increase,  while off-balance  sheet  loans and  leases are  expected  to  decline.  Also contributing to the higher  on-balance sheet loan and lease balance was the purchase of  approximately  $500 million of equipment leases during the  second  quarter  of 2001.  For  more  information  concerning  the off-balance sheet loans and leases,  see  "Management's  Discussion and
Analysis  of  Financial  Condition  and Results of  Operations  - Asset
Securitization Activity".

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The  following  table  shows the  composition  of the  commercial  loan category by industry type at September 30, 2001:

                                                              Amount on
(Dollars in Millions)                       Amount     %     Nonaccrual
-----------------------------------------------------------------------
Manufacturing                             $  855.1     19       $18.6
Service Industries                           763.9     17        24.2
Real Estate Operators/Investment             431.2     10           -
Retail Trade                                 421.6      9         3.2
Finance and Insurance                        354.9      8         9.2
Wholesale Trade                              311.3      7         5.0
Transportation/Utilities (1)                 308.0      7         1.3
Construction                                 236.2      5        14.1
Automobile Dealers                           115.0      2           -
Other                                        712.1     16         9.1
                                          --------    ---       -----
   Total                                  $4,509.3    100       $84.7
                                          ========    ===       =====

(1) Includes $86.2 million of commercial airline industry loans.

At September  30, 2001,  Provident had loans and leases of $290 million to the commercial airline industry, including $86 million of commercial loans and $204 million of finance and operating  leases.  As the tragic events of September  11, 2001 has had a  significant  financial  impact upon the airline industry and the re-sale value of aircraft,  Provident recorded provision and lease residual charges of $35 million during the third quarter of 2001.

Provident had approximately $942 million and $940 million of commercial loans that are shared  national  credit loans at September 30, 2001 and
December 31, 2000, respectively. Shared national credit loans are loans that have a principal balance of at least $20 million and involve three or more  participating  banks.  As of September  30,  2001,  the shared national  credit loans that Provident  participates  in are distributed across nine industry  types,  with the largest  industry  concentration accounting for  approximately  29% of its total shared  national credit loans. The average outstanding balance of a shared national credit loan was $5.5 million.

The  composition  of  the  corporate  mortgage  and  construction  loan categories by property type at September 30, 2001 follows:

                                                              Amount on
(Dollars in Millions)                       Amount     %     Nonaccrual
-----------------------------------------------------------------------
Residential Development                   $  289.4     20       $ 2.2
Shopping/Retail                              223.5     15         0.1
Office/Warehouse                             222.3     15         0.2
Apartments                                   200.5     14         0.5
Land                                          79.9      6           -
Hotels/Motels                                 74.7      5         0.1
Health Facilities                             32.0      2           -
Industrial Plants                             30.6      2           -
Auto Sales and Service                        11.2      1           -
Churches                                      10.8      1           -
Other Commercial Properties                  268.4     19         1.1
                                          --------    ---       -----
   Total                                  $1,443.3    100       $ 4.2
                                          ========    ===       =====

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The  following  table shows the  composition  of the  installment  loan category by loan type at September 30, 2001:

(Dollars in Millions)                               Amount           %
-----------------------------------------------------------------------
Home Equity                                         $635.5           73
Indirect Installment                                 150.7           17
Direct Installment                                    64.4            7
Other Consumer Loans                                  21.0            3
                                                    ------          ---
   Total                                            $871.6          100
                                                    ======          ===

Noninterest Earning Assets
--------------------------

Leased equipment  decreased $52 million,  or 24%, during the first nine months  of  2001.  The  decrease  was due  primarily  to a $20  million write-down for the deterioration of residual assets related to aircraft leases.

Deposits
--------

Total  deposits  increased $486 million during the first nine months of
2001.  Average core  deposits for the first nine months of 2001 grew at an annualized rate of 12%, with  significant  contribution  coming from internet  deposit-gathering  initiatives  and deposit growth within the
Ohio financial centers.

Borrowed Funds
--------------

Short-term debt increased $763 million,  or 119%, during the first nine months of 2001.  The  increase  was due  primarily  to an  increase  in federal funds purchased and repurchase agreements.

Long-term  debt  decreased  $87 million,  or 3%,  during the first nine months of 2001 due primarily to principal payments on the debt.

During  the first  quarter  of 2001,  Provident  established  Provident
Capital Trust IV.  Capital Trust IV issued  capital  securities of $125 million of  preferred  stock to the  public and $3.9  million of common
stock  to  Provident.   Proceeds  from  the  issuance  of  the  capital
securities  were  invested in  Provident's  9.45%  junior  subordinated debentures due 2031.

Noninterest-Bearing Liabilities
-------------------------------

Other liabilities increased $171 million, or 58%, during the first nine months of 2001 due primarily to the adoption of the  provisions of SFAS
No.  133,   "Accounting   for   Derivative   Instruments   and  Hedging
Activities". For further details concerning SFAS No. 133, see Note 5 of the Notes to Consolidated Financial Statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Capital Resources and Adequacy
------------------------------

Total  shareholders'  equity at  September  30,  2001 was $947  million compared to $991 million at December 31, 2000. The change in the equity balance  primarily  relates to net income  exceeding  dividends  by $16 million  (quarterly  common  dividend rate of $.24), an increase in the market value of  investment  securities of $33 million (net of deferred taxes)  and a  decrease  in the  market  value  of  cash  flow  hedging instruments  of $100  million (net of deferred  taxes)  relating to the adoption of SFAS No. 133,  "Accounting  for Derivative  Instruments and
Hedging Activities".

The following  table of ratios is important for the analysis of capital adequacy:

                                                   Nine Months Ended       Year Ended
                                                  September 30, 2001   December 31, 2000
                                                  --------------------------------------
Average Shareholders' Equity to Average Assets            6.57%               7.82%
Dividend Payout to Net Earnings                          68.86               64.85
Dividend Payout to Operating Earnings                    68.86               47.45
Tier 1 Leverage Ratio                                     8.05                9.56
Tier 1 Capital to Risk-Weighted Assets                    8.87                9.18
Total Risk-Based Capital To Risk-Weighted Assets         11.27               11.10

Capital  expenditures  planned by  Provident  in 2001 for  premises and equipment  are  currently  estimated to be  approximately  $24 million.
Included  in this amount are  projected  capital  expenditures  for the
purchase  of  data   processing   hardware   and   software,   facility
renovations, branch additions,  renovations and enhancements, and ATMs.
Through  September  30,  2001,   approximately  $16  million  of  these
expenditures had been made.

Stock Options
-------------

Options to  purchase  approximately  1.3  million  shares of  Provident
Common  Stock were  granted  during the first nine months of 2001.  The options have exercise prices ranging from $23.74 to $35.63.

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
Additionally,     newly-issued    regulatory    guidelines    regarding
securitization  activity discourage the use of gain-on-sale  accounting by limiting the amount of residual  assets that can be included as part of regulatory capital.

As a result of these factors,  Provident  decided that  securitizations during the third quarter of 2000 and thereafter  would be structured to allow for the  transactions to be treated as secured  financings  which eliminates the use of gain-on-sale accounting.  The switch to a secured financing  structure  does not affect the total profit  Provident  will recognize over the life of the asset,  but rather impacts the timing of income  recognition.  Secured  financing  transactions  cause  reported earnings from securitized assets to be lower in the initial periods and higher in later  periods,  as interest  is earned on the  assets.  As a result,  moving away from transaction  structures that use gain-on-sale accounting causes Provident's earnings to be lower over the short term.

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

                                      Nine Months Ended September 30,
                                 ----------------------------------------
                                         2001               2000
                                 ----------------   ---------------------
(In Thousands)                   Principal   Gain    Principal      Gain
-------------------------------------------------------------------------
Non-Cash Gains:
  Nonconforming Residential        $ -        $ -   $1,030,000   $ 30,291
  Prime Consumer Home Equity         -          -      158,598      4,156
                                   ---        ---   ----------   --------
                                     -          -    1,188,598     34,447
Cash Gains:
  Equipment Leases                   -          -      223,705      9,083
Non-Recognition of Gains:
  Automobile Leases                  -          -      214,180          -
                                   ---        ---   ----------   --------
Total Securitizations              $ -        $ -   $1,626,483   $ 43,530
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

The  securitization  of automobile leases results in the recognition of
operating  lease  income  or  expense.   Under  the  structure  of  the
securitization  of  the  automobile  leases,  Provident  enters  into a sale-leaseback  arrangement with the investors.  Lease payments paid by
Provident  to the  investor  may be more or less than that  received by
Provident  from the  consumer.  Credit  losses are accrued at an annual rate of 50 basis points.  The difference in the lease payments,  net of credit losses and servicing  fees, is recognized as net operating lease income or expense over the life of the securitization.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Underlying assumptions used in the initial determination of future cash flows on the loan and lease portfolios accounted for as sales follow:

                                 Nonconforming      Prime     Equipment
                                  Residential    Home Equity   Leasing
                                  -------------------------------------
Assumptions Used:
 Prepayment Speed(1):
  Initial Rate                         12.36%       10.00%        n/a
  Peak Rate                            32.84%       30.00%        n/a
   Calculated Weighted Average
    Life of the Loan Portfolios     2.6 Years    2.1 Years        n/a
 Estimated Credit Losses(2):
  Annual Basis                          1.09%        0.20%       1.00%
  Percentage of Original Balance        2.94%        0.42%       1.97%
 Discount Rate                         11.88%       10.63%       9.29%

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
As a result,  a  significant  level of assets is serviced by Provident, which do not  appear on its  balance  sheet.  These  off-balance  sheet assets were primarily  responsible  for the generation of $32.0 million and $38.6 million in loan  servicing  fees during the first nine months of 2001 and 2000, respectively.

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

                                                 September 30,
                                        -------------------------------
(In Thousands)                             2001                 2000
-----------------------------------------------------------------------
Nonconforming Residential               $2,871,850           $3,841,947
Auto Leases                              1,013,057            1,173,622
Prime Home Equity                          347,241              499,798
Equipment Leases                           243,476              406,740
Credit Card                                      -              200,000
                                        ----------           ----------
                                        $4,475,624           $6,122,107
                                        ==========           ==========

In connection with the recognition of non-cash gains on securitizations accounted  for as  sales,  the  present  value of  future  cash  flows, referred to as retained interest in securitized assets ("RISAs"),  were recorded as assets within the  investment  securities  line item of the consolidated  balance  sheets.  Components of the RISAs as of September
30, 2001 follow:

                                           Nonconforming       Prime
(In Thousands)                              Residential     Home Equity
-----------------------------------------------------------------------
Estimated Cash Flows of Underlying Loans,
 Net of Payments to Certificate Holders       $ 262,963       $ 18,708
Less:
  Estimated Credit Loss (1)                      (8,743)          (226)
  Servicing and Insurance Expense               (29,424)        (2,103)
  Discount to Present Value                     (25,531)          (352)
                                              ---------       --------
Carrying Value of Retained Interest in
  Securitized Assets (1)                      $ 199,265       $ 16,027
                                              =========       ========

(1)Only the  pre-1998  securitizations  provide  for  estimated  credit losses  within  the cash  flows  of the  RISAs.  Information  on all estimated  credit  losses is presented in the  discussion of reserve accounts  and  credit  quality  of  securitized  assets  immediately
   following   this  table.   The  carrying   value  on   nonconforming
   residential loans, net of all loss estimates, is $115.9 million.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Provident has provided for credit  enhancements to its  securitizations structured  as sales  in the  form of  reserve  accounts.  The  reserve accounts are  maintained  at a  significantly  higher  balance than the level of  estimated  credit  losses to improve the credit  grade of the securitization  and thereby  reduce the rate paid to  investors  of the securitization  trust.  Credit losses are absorbed  directly into these reserve accounts.  Provident  estimates the amount of all credit losses based upon loan credit grades, collateral,  market conditions and other pertinent  factors.  Assumptions used to calculate the estimated credit losses  are  provided  in  "Management's  Discussion  and  Analysis  of
Financial  Condition and Results of  Operations - Asset  Securitization
Activity (Impact of Securitizations  on the Consolidated  Statements of
Income)". Generally, reserve accounts are held at Provident, classified as Receivables from  Securitization  Trusts,  and do not earn interest.
Reserve   accounts  that  earn  interest  are  recorded  as  investment securities.  Detail of the reserve accounts, net of loss estimates,  at
September 30, 2001 follows:

                                                     Loss        Net
(In Thousands)                          Reserves   Estimates   Reserves
-----------------------------------------------------------------------
Receivables from Securitization Trusts:
 Nonconforming Residential Loans (1)    $366,759   $(83,386)   $283,373
 Equipment Leases                         56,239     (3,624)     52,615
 Prime Home Equity Loans                  27,821     (1,594)     26,227
                                        --------   --------    --------
Total Securitization Trusts             $450,819   $(88,604)   $362,215
                                        ========   ========    ========

(1)Total loss estimates  including those contained  within the RISA are
   $92.1 million.

Credit Quality of Securitized Assets
------------------------------------

The  following  table  presents a summary of various  indicators of the credit quality of off-balance  sheet loans and leases as of and for the nine months ended September 30, 2001:

                                               Nonconforming   Prime Home   Equipment
(Dollars in Thousands)                          Residential      Equity       Leases
-------------------------------------------------------------------------------------
For the Nine Months Ended September 30, 2001:
 Average Securitized Assets                      $3,213,506     $404,943     $295,939
 Net Charge-Offs                                     36,224        1,469        6,783
 Net Charge-Offs to Average
  Securitized Assets (Annualized)                      1.50%        0.48%        3.06%
As of September 30, 2001:
 Securitized Assets                              $2,871,850      347,241     $243,476
 Estimated Credit Losses Provided For                92,129        1,820        3,624
 Estimated Credit Losses to
  Period-End Securitized Assets                        3.21%        0.52%        1.49%
 Estimated Credit Loss Rates:
  Annual Basis                                         1.09%        0.20%        1.00%
  Percentage of Original Balance                       2.94%        0.42%        1.97%
 Delinquency Rates:
  30 to 89 Days                                        5.51%        0.27%        3.25%
  90 or More                                          14.15%        0.30%        1.68%

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

Red Capital services  multifamily  mortgage loans under the DUS program with outstanding  principal  balances  aggregating  approximately  $2.3 billion at September  30, 2001.  At September 30, 2001, no DUS loans in
Red Capital's loan servicing  portfolio were  delinquent or in default.
Red Capital has established  reserves of approximately $7.4 million for possible loan losses under this  program.  The reserve is determined by evaluating  pools of homogenous  loans and includes  information  based upon industry and historical loss experience, as well as each project's recent  operating  performance.  Management  believes  the  reserve  is maintained at a level that adequately  provides for the inherent losses within  Red  Capital's  portfolio  of  DUS  loans.  The  employees  and management  team  of Red  Capital  have  originated  and  serviced  the existing Fannie Mae DUS loan servicing portfolio since 1995 without any charge-offs relating to the DUS loans.

DERIVATIVE AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
------------------------------------------------------

In the  normal  course  of  business,  Provident  uses  derivative  and off-balance  sheet  financial  instruments  to manage its interest rate risk and to meet the financing needs of its customers. At September 30,
2001,  these  financial  instruments  consisted  of standby  letters of credit of $236 million,  commitments  to extend credit of $2.5 billion, and interest rate swaps and caps with a notional amount of $7.0 billion and $6.1 billion, respectively.

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

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

LIQUIDITY
---------

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund  operations  and support asset  growth.  Provident has a number of sources to provide for liquidity needs.  First,  liquidity needs can be met by the liquid  assets on its balance  sheet such as cash,  deposits with  other  banks  and  federal  funds  sold.  Additional  sources  of liquidity  include  the  sale of  investment  securities,  the  secured financing of corporate and consumer loans and leases and the generation of  new  deposits.  Provident  may  also  borrow  both  short-term  and long-term funds. Provident has an additional $1.4 billion available for borrowing  under a $1.5 billion bank notes program.  Approximately  $44 million of long-term  debt is due to be repaid  during the remainder of
2001.

The major source of liquidity for  Provident on a parent-only  basis is dividends paid to it by its  subsidiaries.  Pursuant to Federal Reserve and  state  banking  regulations,  the  maximum  amount  available  for dividend  distribution  to the  Parent  at  September  30,  2001 by its
banking subsidiary was approximately  $184 million.  The Parent has not received any dividends from its subsidiaries during the current year.

During  2001,  the Parent  has not drawn on any of its $200  million in general purpose lines of credit with unaffiliated  banks.  Additionally the Parent had approximately  $186 million in cash and interest earning deposits to meet its liquidity needs.

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

Provident  uses an earnings  simulation  model to analyze net  interest
income   sensitivity   to  movements  in  interest   rates.   Given  an
instantaneous  and permanent change in the pricing of all interest rate
sensitive   assets,   liabilities  and   off-balance   sheet  financial
agreements  of  Provident,  net  interest  income  would  change by the following over the next 12-month period:  increase .17% for a 100 basis point decrease;  increase .42% for a 200 basis point decrease; decrease
 .22% for a 100 basis point increase;  and decrease .78% for a 200 basis point  increase.  The effects of these interest rate  fluctuations  are considered  worst  case  scenarios,  as  the  analysis  does  not  give consideration  to any management of the new interest rate  environment.
These tests are performed on a monthly  basis,  and the results,  which are in compliance with policy, are presented to the Board of Directors.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      PART II - OTHER INFORMATION
                      ---------------------------

All items required in Part II of this form have been omitted since they are not applicable or not required.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SIGNATURE

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the  Registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Provident Financial Group, Inc.
                                       -------------------------------
                                                  Registrant

Date:  November 14, 2001                   \s\ Christopher J. Carey
                                           ------------------------
                                             Christopher J. Carey
                                         Executive Vice President and
                                            Chief Financial Officer