Form 10-K
period 2001-12-31
PROVIDENT FINANCIAL GROUP INC
filed 2002-03-27
CIK 316770

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

For the Fiscal Year Ended                               Commission File
December 31, 2001                                            No. 1-8019

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

Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of  Regulation  S-K is not contained  herein,  and need not be contained,  to the best of registrant's  knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  X
                                              ---

As  of  February  28,  2002,  there  were  49,230,188   shares  of  the
Registrant's  Common Stock  outstanding.  The aggregate market value of the Common  Stock held by  non-affiliates  at February  28,  2002,  was approximately  $645,113,000  (based  upon  non-affiliated  holdings  of
26,559,000 shares and a market price of $24.29 per share).

                  Documents Incorporated by Reference:

Proxy Statement for the 2002 Annual Meeting of  Shareholders  (portions which are incorporated by reference into Part III hereof).

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
             ACCOUNTING AND FINANCIAL DISCLOSURE ................... 74
PART III
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .... 74
   ITEM 11.  EXECUTIVE COMPENSATION ................................ 74
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT ........................................ 74
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........ 74
PART IV
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K ........................................... 74
SIGNATURES ......................................................... 78

                       FORWARD-LOOKING STATEMENTS

Provident  Financial Group, Inc. publishes  forward-looking  statements that are subject to numerous assumptions,  risks or uncertainties.  The
Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  Actual results could differ materially from those contained in or implied by such  forward-looking  statements for a variety of  factors  including:  sharp  and/or  rapid  changes in
interest  rates;   significant  changes  in  the  anticipated  economic
scenario  which could  materially  change  anticipated  credit  quality trends;  the ability to generate  loans and leases;  significant  cost, delay in, or inability  to execute  strategic  initiatives  designed to grow  revenues  and/or manage  expenses;  consummation  of  significant business  combinations  or  divestitures;  and  significant  changes in accounting,  tax or regulatory  practices or  requirements  and factors noted in  connection  with  forward-looking  statements.  Additionally, borrowers could suffer  unanticipated  losses without regard to general economic conditions.  The result of these and other factors could cause differences from expectations in the level of defaults, changes in risk characteristics  of the loan and lease  portfolio  and  changes  in the provision for loan and lease losses.  Forward-looking  statements speak only as of the date made. Provident undertakes no obligations to update any  forward-looking  statements  to  reflect  events or  circumstances arising after the date on which they are made.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                 PART I

ITEM 1.  BUSINESS
-----------------

Provident Financial Group, Inc.

Provident  Financial Group,  Inc.  ("Provident") is a  Cincinnati-based commercial  banking and  financial  services  company with full service banking operations in Ohio, northern Kentucky and southwestern Florida.
Provident also provides  commercial  financing,  equipment  leasing and mortgage  lending at a national level. At December 31, 2001,  Provident had total assets of $15.6  billion,  loans and leases of $10.5 billion, deposits of $8.9  billion  and  shareholders'  equity of $893  million.
Additionally,  Provident  services  loans and leases for other entities including $4.1 billion which have been securitized  (off-balance  sheet managed assets) and $2.5 billion which have been sold by a wholly owned
subsidiary   through   the  Fannie  Mae  DUS  program  as  an  approved
seller/servicer.

Provident's  executive  offices are located at One East Fourth  Street,
Cincinnati,  Ohio 45202 and its Investors Relations telephone number is
(513) 345-7102 or (800) 851-9521.

Provident has expanded its  franchise in recent years through  internal growth and  acquisitions.  Recent  examples  of  Provident's  expansion include the purchase of Bank One Corporation's  Housing and Health Care
Capital Business,  now known as Red Capital Group, in September 2000 (a
financier   and  loan   servicer  of   multi-family   and   health-care
facilities);  the  acquisitions of Fidelity  Financial of Ohio, Inc. in
February 2000 and OHSL  Financial  Corp.  in December  1999  (financial institutions  located in  Cincinnati,  Ohio);  the purchase of Capstone
Realty  Advisors,  LLC in September 1999 (business  specializing in the origination  and  servicing of  commercial  real estate  loans) and the opening of corporate  lending  offices in Akron (OH),  Dallas,  Hoboken
(NJ),  Houston,  Minneapolis,  Pittsburgh and San Diego during 2000 and
2001.

Provident  conducts its banking  operations through The Provident Bank.
Major business  lines include  Commercial  Banking,  Retail Banking and
Mortgage Banking.  See ITEM 7 "Management's  Discussion and Analysis of
Financial  Condition  and Results of  Operations - Business  Lines" and
Note 19 included in "Notes to  Consolidated  Financial  Statements" for
details as to the types of financial  products and services  offered by these business lines.

At  December  31,  2001,   Provident  and  its  subsidiaries   employed
approximately 3,100 full-time-equivalent employees.

Competition

The  financial  services  business  is  highly  competitive  with  many products and services priced on a commodity basis.  Provident  competes actively with both national and state chartered banks, savings and loan associations,  securities dealers,  mortgage bankers, finance companies and other financial service entities.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

Supervision and Regulation

Provident is  registered as a bank holding  company,  and is subject to regulations  of the Board of  Governors of the Federal  Reserve  System
("Federal  Reserve")  under the Bank  Holding  Company Act of 1956,  as amended.  Bank holding  companies are required to file periodic reports with and are subject to  examination  by the Federal  Reserve.  The Act requires  Federal  Reserve  approval of acquisitions of control of more than 5% of the voting stock or  substantially  all of the assets of any bank or  bank  holding  company.  The Act  authorizes  interstate  bank acquisitions anywhere in the country and allows interstate branching by acquisition and  consolidation in those states that have not opted out.
Ohio, Kentucky and Florida did not opt out of interstate branching.

Provident is prohibited  by the Bank Holding  Company Act from engaging in nonbanking activities,  unless such activities are determined by the
Federal Reserve to be financial in nature, incidental to such financial activity,  or complementary to a financial  activity.  The Act does not place territorial restrictions on such nonbanking-related activities.

The  Gramm-Leach-Bliley  Act,  which was enacted on November  12, 1999, permits a qualifying bank holding company to become a financial holding company and thereby to affiliate with financial companies engaging in a broader range of activities  than had  previously  been permitted for a bank holding company, subject to the umbrella regulation of the Federal
Reserve and  affiliate  regulation  by the  functional  regulators.  In addition,  the  Act  imposes  new  privacy  disclosure  and  "opt  out"
requirements   on   virtually   all   regulated    financial   services
organizations.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989
provides  that  a  holding  company's   controlled  insured  depository
institutions can be held liable for any loss incurred by, or reasonably expected to be incurred by, the Federal Deposit  Insurance  Corporation
("FDIC") in connection  with the default of an affiliated  insured bank or savings association.

Provident's    subsidiary   bank,   The   Provident   Bank,   an   Ohio
state-chartered  member bank of the  Federal  Reserve  System,  and its subsidiaries  are subject to supervision  and examination by applicable federal and state banking agencies, including the Federal Reserve, FDIC and the Ohio  Division of  Financial  Institutions.  One aspect of this supervision  is that there are various legal and  regulatory  limits on the extent to which The  Provident  Bank may pay dividends or otherwise supply funds to Provident.  In addition,  federal and state  regulatory agencies  also have the  authority  to  prevent a bank or bank  holding company from paying a dividend or engaging in any other  activity that, in the opinion of the  agency,  would  constitute  an unsafe or unsound practice. See ITEM 7 "Management's Discussion and Analysis of Financial
Condition and Results of  Operations - Liquidity"  and Note 22 included in "Notes to Consolidated Financial Statements".

Federal and state laws regulate  other aspects of the operations of The
Provident Bank, including requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon, and restricting investments and other activities.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

As a regulated financial services firm,  Provident's  relationships and good standing with its regulators are of fundamental  importance to the continuation and growth of Provident's businesses. The Federal Reserve, the FDIC,  and the Ohio Division of Financial  Institutions,  and other regulators have broad enforcement powers, and powers to approve,  deny, or refuse to act upon  applications  or  notices  of  Provident  or its subsidiaries to conduct new activities, acquire or divest businesses or
assets  or   reconfigure   existing   operations.   Provident  and  its
subsidiaries  are subject to  examination by various  regulators  which results in  examination  reports  and ratings  (which are not  publicly available pursuant to regulatory rules) that can impact the conduct and growth of Provident's businesses.  These examinations consider not only compliance  with  applicable  laws and  regulations,  but also  capital levels,  asset quality and risk,  management  ability and  performance, earnings,  liabilities,  and  various  other  factors.  The ratings are largely at the discretion of the regulator and involve many qualitative judgments  that are not as a  practical  matter  subject  to  review or appeal.

State  and  federal  banking  agencies  possess  broad  powers  to take corrective  action  as deemed  appropriate  for an  insured  depository institution and its holding company. The extent of these powers depends
upon  whether  the   institution   in  question  is  considered   "well
capitalized,"     "adequately     capitalized,"     "undercapitalized,"
"significantly   undercapitalized"  or  "critically  undercapitalized."
Generally, as an institution is deemed to be less well capitalized, the scope  and  severity  of  the  agencies'  powers  increase,  ultimately permitting  the  agency to  appoint  a  receiver  for the  institution.
Business activities may also be influenced by an institution's  capital classification.  As of December 31, 2001,  Provident  and The Provident
Bank were deemed to be well  capitalized  for the above  purposes.  See
Note 15 included in "Notes to Consolidated Financial Statement."

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

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 2.  PROPERTIES
-------------------

Provident and its significant  subsidiaries  occupy their  headquarters located at One East Fourth  Street,  Cincinnati,  Ohio under  long-term
leases.   Additional   operation  centers  are  leased  in  Cincinnati,
Columbus,  Cleveland, Atlanta and Sarasota. Provident owns buildings in
Greater Cincinnati that contain approximately 300,000 square feet which are  used  for  offices,  data  processing  and  warehouse  facilities.
Provident owns forty-one of its  full-service  banking center locations and leases thirty-six.  For information  concerning rental obligations, see Note 5 included in "Notes to Consolidated Financial Statements".

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

                                   2001                                2000
                   ----------------------------------  ----------------------------------
                    Fourth    Third   Second    First   Fourth    Third   Second    First
                   Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
-----------------------------------------------------------------------------------------
High Close          $26.29   $35.09   $33.37   $37.38   $37.81   $29.88   $34.25   $34.78
Low Close            21.41    24.90    27.06    25.88    24.50    23.94    23.81    25.38
Period End Close     26.28    25.25    32.92    28.13    37.50    29.38    23.81    34.06
Cash Dividends         .24      .24      .24      .24      .24      .24      .24      .24

At  February  28,  2002,  there  were  5,048  holders  of record and an additional 9,977 non-registered or "street name" holders of Provident's
Common Stock.

Provident paid dividends on its Common Stock of $47.1 million and $46.8 million  during  2001 and 2000,  respectively,  and $.9  million on its
Preferred Stock for both years. Provident's quarterly dividend rate per share  was  $.24 for 2001 and  2000.  It is  expected  that in the next several years, Provident's (Parent's) revenues will consist principally of dividends paid to it by its subsidiaries and interest generated from investing  activities.  A discussion of limitations and restrictions on the payment of  dividends  by  subsidiaries  to  Provident is contained under  ITEM  7  "Management's  Discussion  and  Analysis  of  Financial
Condition and Results of  Operations - Liquidity"  and Note 22 included in "Notes to Consolidated Financial Statements".

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                      For Year Ended December 31,
(Dollars In Millions                   ------------------------------------------------------
 Except Per Share Amounts)                2001     2000     1999     1998      1997      1996
---------------------------------------------------------------------------------------------
Earnings:
 Total Interest Income                 $ 1,107  $   971  $   731   $  694    $  632    $  564
 Total Interest Expense                   (634)    (583)    (394)    (383)     (345)     (305)
                                       -------  -------  -------   ------    ------    ------
  Net Interest Income                      473      388      337      311       287       259
 Provision for Loan and Lease Losses      (226)    (131)     (48)     (32)      (45)      (47)
 Noninterest Income                        226      254      272      225       175       102
 Noninterest Expense                      (437)    (393)    (327)    (317)     (241)     (191)
                                       -------  -------  -------   ------    ------    ------
  Income Before Income Taxes                36      118      234      187       176       123
 Applicable Income Taxes                   (13)     (44)     (83)     (65)      (61)      (42)
                                       -------  -------  -------   ------    ------    ------
  Net Income                           $    23  $    74  $   151   $  122    $  115    $   81
                                       =======  =======  =======   ======    ======    ======
Per Common Share Data:
 Basic Earnings                        $   .46  $  1.49  $  3.18   $ 2.57    $ 2.51    $ 1.84
 Diluted Earnings                          .46     1.46     3.08     2.48      2.38      1.76
 Dividends Paid                            .96      .96      .88      .80       .72       .54
 Book Value                              18.00    20.15    18.91    16.83     15.28     13.38

Selected Balances at December 31:
 Total Investment Securities             3,559    3,014    2,111    1,598     1,468     1,132
 Total Loans and Leases                 10,496    9,077    7,011    6,303     5,748     5,939
 Reserve for Loan and Lease Losses         241      154       94       79        75        69
 Total Assets                           15,647   13,857   10,538    8,950     7,947     7,603
 Noninterest Bearing Deposits              995    1,293    1,185      679       610       558
 Interest Bearing Deposits               7,859    7,536    6,045    5,277     4,747     4,675
 Long-Term Debt and Junior
   Subordinated Debentures               3,392    3,104    1,171    1,112       863       989
 Total Shareholders' Equity                893      991      926      802       719       607
 Off Balance Sheet Managed Assets        4,118    5,756    5,938    3,220     1,533       257

Other Statistical Information:
 Return on Average Assets                  .16%     .61%    1.53%    1.40%     1.49%     1.16%
 Return on Average Equity                 2.39     7.75    18.34    15.57     17.47     15.03
 Dividend Payout Ratio                  205.76    64.85    27.14    30.93     33.12     29.44

Capital Ratios at December 31:
 Total Equity to Total Assets             5.70%    7.15%    8.79%    8.96%     9.05%     7.99%
 Tier 1 Leverage Ratio                    7.87     9.56    10.87     9.13      9.92      9.24
 Tier 1 Capital to Risk-Weighted Assets   8.86     9.18     9.97     9.03     10.09      9.66
 Total Risk-Based Capital to
   Risk-Weighted Assets                  11.41    11.10    11.93    11.53     13.36     13.26

Loan Quality Ratios at December 31:
 Reserve for Loan and Lease Losses to
   Total Loans and Leases                 2.29%    1.70%    1.34%    1.25%     1.30%     1.16%
 Reserve for Loan and Lease Losses to
   Nonaccrual Loans                     136.07   160.70   168.94   175.18    157.28    307.67
 Nonaccrual Loans to Total Loans
   and Leases                             1.68     1.06     0.79     0.71      0.83      0.38
 Net Charge-Offs to Average Total
   Loans and Leases                       1.48     0.97     0.49     0.43      0.69      0.77

Selected Financial Data on an Operating Income Basis
[Excludes Merger and Restructuring Charges (1998 - 2000)
 and One-Time Deposit Insurance Charges (1996)]:

 Net Income                            $    23  $   101  $   154   $  137    $  115    $   88
 Basic Earnings                           0.46     2.04     3.24     2.87      2.51      2.02
 Diluted Earnings                         0.46     2.00     3.14     2.77      2.38      1.93
 Return on Average Assets                 0.16%    0.83%    1.56%    1.56%     1.49%     1.27%
 Return on Average Equity                 2.39    10.59    18.68    17.39     17.47     16.45

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

PERFORMANCE SUMMARY

Provident  reported  net income of $23.3  million,  $73.6  million  and
$150.9 million for 2001, 2000 and 1999,  respectively.  On an operating income basis (excludes  unusual and significant  expenses),  net income was $23.3 million, $100.6 million and $153.7 million for 2001, 2000 and
1999, respectively.  Operating earnings per diluted share was $.46, for
2001,  compared to $2.00 for 2000 and $3.14 for 1999.  On an  operating basis, return on average equity was 2.39%, 10.59% and 18.68% and return on average assets was 0.16%,  0.83% and 1.56% for the three years ended
2001,  2000 and 1999,  respectively.  The  following  table  summarizes
three-year   financial  data  for  Provident,   along  with  calculated
variances from the prior year:

                                        Year Ended 2001            Year Ended 2000            Year Ended 1999
(Dollars in Millions              ------------------------   ------------------------   ------------------------
 Except Per Share Data)            Amount    $ Chg   % Chg    Amount   $ Chg    % Chg    Amount    $ Chg   % Chg
----------------------------------------------------------------------------------------------------------------
Net Interest Income               $   473   $   85      22%  $   388  $   51       15%  $   337   $   26       8%
Noninterest Income                    226      (28)    (11)      254     (18)      (7)      272       47      21
Total Revenue                         699       57       9       642      33        5       609       73      14
Provision for Loan
 and Lease Losses                     226       95      73       131      83      173        48       16      50
Noninterest Expense                   437       44      11       393      66       20       327       10       3
Net Income                             23      (51)    (69)       74     (77)     (51)      151       29      24
Total Loans and Leases             10,496    1,419      16     9,077   2,066       29     7,011      708      11
Total Assets                       15,647    1,790      13    13,857   3,319       31    10,538    1,588      18
Total Off Balance Sheet
  Managed Assets                    4,118   (1,638)    (28)    5,756    (182)      (3)    5,938    2,718      84
Total Deposits                      8,854       25       0     8,829   1,599       22     7,230    1,274      21
Long-Term Debt and Junior
 Subordinated Debentures            3,392      288       9     3,104   1,933      165     1,171       59       5
Stockholders' Equity                  893      (98)    (10)      991      65        7       926      124      15
Per Common Share:
  Book Value                        18.00    (2.15)    (11)    20.15    1.24        7     18.91     2.08      12
  Diluted Earnings                   0.46    (1.00)    (68)     1.46   (1.62)     (53)     3.08     0.60      24
Ratio Analysis:
  Net Interest Margin                3.45%                      3.58%                      3.80%
  Return on Average Equity           2.39%                      7.75%                     18.34%
  Return on Average Assets           0.16%                      0.61%                      1.53%
  Average Equity to
   Average Assets                    6.49%                      7.82%                      8.34%
  Dividend Payout to
   Net Earnings                    205.76%                     64.85%                     27.14%

Financial Data on Operating Income Basis (excludes  Merger and Restructuring Charges):

  Noninterest Expense             $   437   $   83      23   $   354  $   31       10   $   323   $   28       9
  Net Income                           23      (78)    (77)      101     (53)     (34)      154       17      12
  Diluted Earnings                   0.46    (1.54)    (77)     2.00   (1.14)     (36)     3.14     0.37      13
  Return on Average Equity           2.39%                     10.59%                     18.68%
  Return on Average Assets           0.16%                      0.83%                      1.56%
  Efficiency Ratio                  62.51%                     55.07%                     52.97%
  Efficiency Ratio (excluding
    charges related to aircraft)    59.07%                     55.07%                     52.97%

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The lower net income and financial performance ratios for 2001 and 2000 as compared to 1999 were principally the result of two factors.  First, earnings  were affected by adverse  economic  conditions as well as the negative  impact the  September 11 events had on the airline  industry.
During the second half of 2001,  Provident  recorded  additional credit costs  and other  expenses  of $81  million  related  to the  events of
September 11 of which $66 million were for secured  commercial  airline loans and  leases and $15  million  were for other  industry  loans and leases.  In light of Provident's  analyses of the lending portfolio and
changes  in  asset   quality   indicators,   as   reflected  by  higher
charge-offs, declining credit quality ratios and the uncertain economic environment, Provident increased its loan loss reserve ratio from 1.34%
to 1.70% during 2000 and to 2.29% during 2001.

A second  reason for lower  earnings in 2001 and 2000 was  management's decision  to change the  structure  of its  securitizations  to secured financings,  eliminating the use of gain-on-sale accounting. The switch to  secured  financing  structures,  which  was made  during  the third quarter  of 2000,  does not  affect  the total  profit  Provident  will recognize  over the life of a loan,  but rather  impacts  the timing of income recognition.  Secured financing  transactions,  on a comparative basis,  cause reported  earnings from securitized  loans to be lower in the initial periods and higher in later periods,  as interest is earned on the loans.  Gains recognized from  securitization  transactions were
$0,  $44  million  and  $96  million   during  2001,   2000  and  1999,
respectively.

Provident  experienced  revenue  growth despite the absence of gains on sale of loans  and  leases  during  2001 and the  second  half of 2000.
Revenue (net  interest  income plus  noninterest  income)  increased 9%
during 2001 over 2000 and 5% during 2000 over 1999. Net interest income increased  $85  million,  or 22%,  for 2001  compared  to  2000,  after increasing  $51 million,  or 15%, in 2000 compared to 1999.  Higher net interest  income was  primarily  the result of loans  remaining  on the
balance   sheet,   rather  than  being  sold   through   securitization
transactions,  and strong loan growth during 2000.  Noninterest  income decreased  $28  million  in 2001  and $18  million  in  2000.  However, excluding  gains on  securitization  transactions,  noninterest  income
increased   $16  million   and  $34  million   during  2001  and  2000,
respectively.

Provident's  efficiency  ratio, on an operating basis and excluding the charges related to aircraft, for 2001, 2000 and 1999 was 59.07%, 55.07%
and  52.97%,  respectively.  The  absence of gains on sale of loans and leases was primarily responsible for the higher efficiency ratio during
2001 and 2000. Total  noninterest  expense,  on an operating basis, was
$437  million,  $354 million and $323 million for 2001,  2000 and 1999, respectively.  The  increase  in  noninterest  expense  during 2001 was
primarily  the  result  of  the   acquisition  of  Red  Capital  Group,
additional   investments   within  existing   businesses  where  growth
opportunities  exist,  and the write-down of aircraft  associated  with commercial airline loans and leases.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Provident  incurred  unusual and  significant  expenses during 2000 and
1999. During 2000,  merger and  restructuring  charges of $39.3 million were expensed in connection with the acquisition of Fidelity  Financial of Ohio and other  post-merger  business  line  restructurings.  During
1999,  Fidelity  Financial  had taken  merger  charges of $4.2  million related to their acquisition of Glenway Financial Corporation.

Total assets at December 31,  2001,  2000 and 1999 were $15.6  billion,
$13.9 billion and $10.5 billion,  respectively.  Total loans and leases increased to $10.5 billion in 2001 compared to $9.1 billion in 2000 and
$7.0 billion in 1999.  The growth for 2001 was  primarily the result of the decision to hold loans and leases  originated during the first half of 2001 on the balance sheet.  Credit quality  ratios  weakened  during
2001 and 2000 as compared to 1999. The ratio of nonperforming assets to total assets was 1.26%, .76% and .56% as of December 31, 2001, 2000 and
1999,  respectively.  As a  result  of this  and  other  asset  quality indicators, Provident increased the ratio of reserve for loan and lease losses to total loans and leases to 2.29% and 1.70% as of December  31,
2001 and 2000, respectively, compared to 1.34% at December 31, 1999.

Total deposits for 2001, 2000 and 1999 were $8.9 billion,  $8.8 billion and $7.2 billion, respectively.  During 2001, retail deposits increased
16% to $5.6  billion at December 31, 2001 from $4.8 billion at December
31, 2000.  Offsetting this increase were securitization  trust deposits held as credit enhancements being released.

Shareholders'  equity at  December  31,  2001,  2000 and 1999 were $893 million, $991 million and $926 million,  respectively.  The decrease in shareholders'  equity  during  2001 was  primarily  the  result  of the adoption  of  the  provisions  of  Statement  of  Financial  Accounting
Standards ("SFAS") No. 133, "Accounting for Derivative  Instruments and
Hedging Activities" and dividends exceeding net income.

BUSINESS LINES

The following table  summarizes net operating  income by major lines of business for the past three years:

                                                           Percentage
                                                      Increase (Decrease)
                                                      -------------------
(Dollars in Millions)      2001       2000      1999  '01/'00     '00/'99
-------------------------------------------------------------------------
Commercial Banking       $    -    $  60.8  $   69.8    (100)%       (13)%
Retail Banking             29.5       37.0      44.2     (20)        (16)
Mortgage Banking           (6.2)       2.7      39.7    (330)        (93)
Corporate Center              -         .1         -    (100)          -
                         ------    -------   -------
                         $ 23.3    $ 100.6   $ 153.7     (77)%       (35)%
                         ======    =======   =======

Key components of the management reporting process follow:

o  Risk-Based  Equity  Allocations:   Provident  uses  a  comprehensive
   approach   for   measuring   risk  and  making   risk-based   equity
   allocations.  Risk  measurements are applied to credit,  operational and other corporate-level risks.

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

Business line descriptions and fluctuation analyses follow:

o  Commercial  Banking  is a  provider  of  credit  products  and  cash management  services to  commercial  customers.  The group  includes
   Commercial  Lending,  serving  middle market clients in the Midwest;
   Provident   Capital   Corp.,   a  national   financier  of  business
   expansions,  re-capitalizations, and provider of asset-based lending services;  Commercial  Mortgage,  a  provider  of  construction  and permanent mortgage financing; Capstone Realty Advisors, a commercial real estate servicing and origination business,  Information Leasing
   Corporation,  a  national  small  to  mid-ticket  equipment  leasing company;  Provident  Commercial  Group,  a national  lessor of large equipment;  and Red Capital  Group, a financier and loan servicer of multi-family and health-care facilities.

   Driven primarily by the acquisition of approximately $500 million of equipment  leases during the second  quarter of 2001 by  Information
   Leasing,  and a continued focus on mortgage lending through both Red
   Capital and the Commercial  Mortgage  business  units,  average loan balances  increased  20%  and  total  revenues  were  up 19% in 2001 compared to 2000.  However,  net operating income for 2001 failed to keep pace with the asset and revenue  growth.  Net operating  income declined for 2001 as  increased  operating  revenues  were offset by credit deterioration.

   Positive  strides made during the first half of 2001 were  minimized in  the  second  half  by  the  economic  slow  down.  The  economic weakening,  which surfaced early credit issues,  was  accentuated by the impact of the events of  September  11. The majority of the drop in income was related to credit write-offs and residual  impairments from  loans  and  leases  to the  commercial  airline  industry.  In addition,  net operating  income was reduced as a result of a higher level  of loan  loss  reserve  to  total  loans  and the  change  in securitization structures which eliminated gain-on-sale accounting.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

   Capstone  Realty  Advisors and Red Capital Group continued to expand and made  significant  contributions  to revenue growth in 2001. The favorable  interest rate environment during the year provided for an increase in demand for their services. Both Capstone and Red Capital provide a platform to generate fee income from originating,  selling and servicing  mortgage  loans which  improves  Provident's  balance between interest spread and fee-based revenues.

o  Retail Banking provides consumer lending,  deposit accounts,  trust, brokerage  and  investment  products and services to its  customers.
   This  business  line  includes  Small  Business  Banking,   Consumer
   Lending,  Consumer Banking and Provident Financial Advisors business units.  Net  operating  income  decreased  by $7.5  million and $7.1 million  for  2001  and  2000,  respectively.  The  decrease  in net operating income for both years was related primarily to higher loan loss  provision  and  lower  gain on sale of loans  revenue.  Retail
   Banking  incurred a higher  provision due to  on-balance  sheet loan growth and a higher  level of loan loss  reserves.  Total  loans and leases  for Retail  Banking  increased  by 36%  during  2001 and 48%
   during 2000  primarily as a result of  securitized  loans and leases
   now  remaining  on  the  balance   sheet  and  an  emphasis   toward
   originating  prime  home  equity  loans.  The third  quarter of 2000 decision  to change  the  structure  of  securitizations  to secured financings  resulted in the elimination of gain-on-sale  accounting.
   Retail Banking had recognized gains of $4.2 million and $9.8 million during 2000 and 1999, respectively.

   Retail Banking has experienced strong growth in deposits during both
   2001 and  2000.  Retail  deposits  grew by 16%  during  2001 and 12%
   during 2000.  Significant  deposit  growth during 2001 came from the
   Ohio  financial  centers  and  internet  banking   products.   Major
   components  of deposit  growth  during 2000  resulted  from internet deposit gathering  initiatives and increased deposits at the Florida financial  centers.  Provident  plans to  continue  to  enhance  its distribution  of products and services  via  internet  banking,  ATM machines and the TeleBank customer service call center.

o  Mortgage   Banking   originates   and   services    conforming   and
   nonconforming residential loans to consumers and provides short-term financing to mortgage  originators  and brokers.  The net  operating loss for 2001 was $6.2 million as compared to net  operating  income of $2.7  million  for  2000.  The loss for  2001 was  driven  by the decision to change the structure of securitizations resulting in the elimination of gain-on-sale accounting. This decision resulted in no gain on sale of securitized  loans being  recognized  during 2001 as compared to pre-tax gains of $30.3 million being  recognized  during
   2000. Partially offsetting the lack of gain on sales was an increase in net interest income as loans originated  during the first half of
   2001 remained on the balance sheet.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

   Mortgage   Banking  is   transitioning   their   business  plan  and
   implementing  strategic  initiatives  to reduce the  business'  risk profile.  Nonconforming  loan  originations  have  been  sold  on  a whole-loan basis to investors, with servicing retained. During 2001,
   Mortgage Banking entered into an alliance with Home 1-2-3, a Florida corporation which generates  qualified leads for home mortgage loans on a  nationwide  basis and sells them to  lenders.  Home 1-2-3 will create  immediate value for Mortgage Banking through lead generation of loans, and long-term value by entry into the full-product line of the retail mortgage market.

   Net operating income for 2000 was $2.7 million, as compared to $39.7 million for 1999. The lower operating  income for 2000 was driven by the decision to change the structure of securitizations resulting in the  elimination of  gain-on-sale  accounting for the second half of
   2000. As loans remained on the balance sheet,  additional  provision for loan losses was incurred.  Provision for 2000 was $29.3 million, compared to $3.9 million in 1999.

DETAILED INCOME ANALYSIS

Net Interest Income

Net interest  income equals the difference  between  interest earned on loans,  leases and  investments  and interest  incurred on deposits and other  borrowed  funds.  Net interest  income is affected by changes in both  interest  rates and the  amounts of interest  earning  assets and interest bearing liabilities outstanding.

Net  interest  income  represents  the  principal  source of income for
Provident.  In 2001,  2000 and 1999,  net interest  income on a taxable equivalent basis was $473.0 million, $388.1 million and $336.6 million, respectively,  which  represented  68%, 60% and 55%,  respectively,  of revenue  (net  interest  income  plus  noninterest  income).  The ratio increased  in 2001 and  2000 as a result  of  Provident's  decision  to change the structure of its securitization  activity from loan sales to secured financings beginning in the third quarter of 2000. Accordingly, loans and leases  now  remain on the  balance  sheet  resulting  in the recognition of interest income, rather than the recognition of gains on the sale of loans and leases.

Net interest  margin  represents net interest income as a percentage of total interest earning assets. The net interest margin was 3.45%, 3.58%
and 3.80% for 2001, 2000 and 1999, respectively.

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

                                                                Year Ended December 31,
                             -----------------------------------------------------------------------------------------
                                          2001                           2000                           1999
                             -------------------------      --------------------------     ---------------------------
                             Average    Income/   Avg.      Average    Income/    Avg.     Average    Income/     Avg.
(Dollars in Millions)        Balance    Expense   Rate      Balance    Expense    Rate     Balance    Expense     Rate
----------------------------------------------------------------------------------------------------------------------
ASSETS
 Interest Earning Assets:
  Loans/Leases:
   Corporate Lending:
    Commercial               $ 4,655   $  352.4    7.57%    $ 4,345   $  411.4     9.47%   $ 3,578   $  311.6     8.71%
    Mortgage                     618       52.3    8.46         587       53.8     9.17        538       45.9     8.54
    Construction                 816       57.4    7.04         681       61.6     9.04        498       40.6     8.15
    Lease Financing            1,020      107.6   10.55         406       48.7    12.00        289       28.6     9.92
   Consumer Lending:
    Installment                  774       74.5    9.63         515       58.0    11.25        590       59.9    10.17
    Residential                1,008      111.2   11.03         388       43.1    11.13        898       77.9     8.68
    Lease Financing            1,233      122.4    9.93         641       62.3     9.72        626       51.6     8.24
                             -------    -------             -------    -------             -------    -------
     Total Loans/Leases       10,124      877.8    8.67       7,563      738.9     9.77      7,017      616.1     8.78
  Investment Securities        3,200      208.4    6.51       3,217      227.8     7.08      1,755      110.0     6.26
  Federal Funds Sold and
   Reverse Repurchase
   Agreements                     92        4.2    4.59          23        1.5     6.51         24        1.3     5.46
  Other Short-Term
   Investments                   297       16.8    5.66          30        2.8     9.28         62        3.3     5.35
                             -------    -------             -------    -------             -------    -------
 Total Earning Assets         13,713    1,107.2   8.07%      10,833      971.0    8.96%      8,858      730.7    8.25%
 Cash and Noninterest
  Bearing Deposits               255                            241                            244
 Other Assets                  1,057                          1,071                            768
                             -------                        -------                        -------
  Total Assets               $15,025                        $12,145                        $ 9,870
                             =======                        =======                        =======
LIABILITIES AND
 SHAREHOLDERS' EQUITY
 Interest Bearing
  Liabilities:
  Deposits:
   Demand Deposits           $   482       12.1    2.51%    $   370        9.9     2.68%   $   371        7.3     1.98%
   Savings Deposits            1,548       56.5    3.65       1,379       68.5     4.97      1,335       51.7     3.88
   Time Deposits               5,828      317.8    5.45       4,838      301.9     6.24      3,923      209.7     5.35
                             -------    -------             -------    -------             -------    -------
    Total Deposits             7,858      386.4    4.92       6,587      380.3     5.77      5,629      268.7     4.78
  Short-Term Debt:
   Federal Funds
    Purchased and
    Repurchase Agreements      1,153       46.8    4.06       1,161       71.1     6.13        981       49.5     5.04
   Commercial Paper              229        9.0    3.92         203       12.3     6.04        210       10.2     4.87
   Short-Term
    Notes Payable                 46        4.0    8.85          47        3.4     7.12          1         .1     4.83
                             -------    -------             -------    -------             -------    -------
    Total Short-Term Debt      1,428       59.8    4.19       1,411       86.8     6.15      1,192       59.8     5.01
  Long-Term Debt               2,693      157.4    5.84       1,500       95.8     6.39        924       52.4     5.67
  Junior Subordinated
   Debentures                    422       30.6    7.24         235       20.0     8.53        161       13.2     8.20
                             -------    -------             -------    -------             -------    -------
 Total Interest Bearing
  Liabilities                 12,401      634.2   5.11%       9,733      582.9    5.99%      7,906      394.1    4.99%
 Noninterest Bearing
  Deposits                     1,220                          1,215                            869
 Other Liabilities               429                            247                            272
 Shareholders' Equity            975                            950                            823
                             -------    -------             -------    -------             -------    -------
  Total Liabilities and
   Shareholders' Equity      $15,025                        $12,145                         $9,870
                             =======                        =======                         ======
Net Interest Income                    $  473.0                       $  388.1                       $  336.6
                                       ========                       ========                       ========
Net Interest Margin                               3.45%                           3.58%                          3.80%
                                                  ====                            ====                           ====
Net Interest Spread                               2.96%                           2.97%                          3.26%
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

                                                 Year Ended December 31,
                                  ------------------------------------------------
                                       2001 Changes from         2000 Changes from
                                          2000 Due to               1999 Due to
                                  ----------------------    ----------------------
(In Thousands)                       Volume         Rate       Volume         Rate
----------------------------------------------------------------------------------
Interest Earned On:
 Loans and Leases:
  Corporate Lending:
   Commercial                     $  27,822    $ (86,848)   $  70,922    $  28,883
   Mortgage                           2,757       (4,314)       4,384        3,521
   Construction                      10,925      (15,040)      16,113        4,802
   Lease Financing                   65,432       (6,547)      13,238        6,844
  Consumer Lending:
   Installment                       25,877       (9,329)      (7,978)       6,030
   Residential                       68,478         (396)     (52,682)      17,895
   Lease Financing                   58,729        1,360        1,261        9,448
                                  ---------    ---------    ---------    ---------
    Net Loans and Leases            260,020     (121,114)      45,258       77,423
 Investment Securities               (1,171)     (18,182)     101,865       15,940
 Federal Funds Sold and
  Reverse Repurchase Agreements       3,309         (554)         (49)         240
 Short-Term Investments              15,514       (1,514)      (2,170)       1,697
                                  ---------    ---------    ---------    ---------
     Total                          277,672     (141,364)     144,904       95,300
                                  ---------    ---------    ---------    ---------
Interest Paid On:
 Demand Deposits                      2,837         (663)          (7)       2,594
 Savings Deposits                     7,691      (19,728)       1,764       15,014
 Time Deposits                       56,971      (41,079)      53,677       38,498
                                  ---------    ---------    ---------    ---------
  Total Deposits                     67,499      (61,470)      55,434       56,106
 Short-Term Debt:
  Federal Funds Purchased
   and Repurchase Agreements           (519)     (23,826)      10,003       11,681
  Commercial Paper                    1,392       (4,708)        (314)       2,398
  Short-Term Notes Payable             (115)         794        3,252           48
                                  ---------    ---------    ---------    ---------
   Total Short-Term Debt                758      (27,740)      12,941       14,127
 Long-Term Debt                      70,377       (8,814)      36,089        7,396
 Junior Subordinated Debentures      13,944       (3,426)       6,278          555
                                  ---------    ---------    ---------    ---------
     Total                          152,578     (101,450)     110,742       78,184
                                  ---------    ---------    ---------    ---------
Net Interest Income               $ 125,094    $ (39,914)   $  34,162    $  17,116
                                  =========    =========    =========    =========

Noninterest Income

The following  table details the components of  noninterest  income and their change since 1999:

                                                                              Percentage
                                                                         Increase (Decrease)
                                                                        --------------------
(Dollars in Thousands)                    2001       2000       1999    '01/'00      '00/'99
--------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts   $ 39,924   $ 35,138   $ 32,724         14%           7%
Loan Servicing Fees                     43,146     50,335     29,362        (14)          71
Other Service Charges and Fees          57,554     53,205     41,316          8           29
Leasing Income                          43,888     42,269     40,902          4            3
Warrant Gains                              412      7,500      9,147        (95)         (18)
Security Gains                               -        155         71       (100)         118
Other                                   35,144     20,661     20,273         70            2
                                      --------   --------   --------
 Noninterest Income Before Gain on
  Sale of Loans and Leases             220,068    209,263    173,795          5           20
Gain on Sale of Loans and Leases:
 Non-Cash                                    -     34,447     83,055       (100)         (59)
 Cash                                    6,311     10,452     15,814        (40)         (34)
                                      --------   --------   --------
  Total Noninterest Income            $226,379   $254,162   $272,664        (11)%         (7)%
                                      ========   ========   ========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Noninterest  income  before gain on sale of loans and leases  increased
$10.8  million  (5%) during 2001 and $35.5  million  (20%) during 2000.
Explanations for significant  changes in noninterest income by category follow:

o  Service  Charges on  Deposit  Accounts:  Service  charges on deposit accounts  increased  in 2001  primarily  as a result of pricing  and volume  increases on corporate  and  consumer  deposit  accounts and higher ATM interchange  fees. The increase in 2000 was due primarily to pricing and volume  increases on corporate  and personal  deposit accounts, combined with higher ATM fees from the increased number of
   ATMs.  Since  December 31, 1998,  an  additional  134 ATMs have been placed into service  bringing the total number of Provident  ATMs to
   471.

o  Loan Servicing Fees:  Loan servicing fees decreased  during 2001 due primarily  to  decreases in  servicing  portfolios  for  residential mortgages and auto leasing,  which more than offset an increase from
   Red Capital Group, a financing and loan servicer for multifamily and health-care facilities, which was acquired in September of 2000. The increased  revenue  in 2000  was  primarily  from  increases  in the residential mortgage and auto leasing areas.

o  Other  Service  Charges  and Fees:  Other  service  charges and fees increased  during 2001 due primarily to loan  origination  and other fee income generated by Red Capital Group.  Credit card fees and fee income  from Red  Capital  Group were the  primary  reasons  for the increase in revenue during 2000.

o  Leasing Income:  Leasing income increased during 2001 primarily as a
   result  of   increases   in   revenues   from  auto   securitization
   transactions  and  the  growth  of  Provident  Commercial  Group,  a national lessor of large equipment. The increase during 2000 was due primarily to the growth of Provident Commercial Group.

o  Warrant Gains:  Provident's  Commercial  Banking  business line from time to time acquires  equity  warrants as a part of the lending fee structure  established with customers.  Warrant gains decreased $7.1 million in 2001 and $1.6 million in 2000.

o  Other: The increase in other income during 2001 was due primarily to increases in miscellaneous fees earned by Red Capital Group,  income from equity  investments and income from trading  account  activity.
   Other income  remained  stable  during 2000 as an increase in income
   from  investments  in  partnerships   offset  a  decrease  in  gains
   recognized on the sale of equipment lease residuals.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

o  Gain on Sales of Loans and Leases:  Gain on sale of loans and leases decreased  $38.6  million  and  $54.0  million  in  2001  and  2000, respectively.  The  decreases  in both  years were the result of the
   third   quarter  of  2000   decision  to  change  the  structure  of
   securitizations   resulting  in  the   elimination  of  gain-on-sale
   accounting. The following table provides detail of the gain on sales recognized during the past three years.

(In Thousands)                                        2001      2000      1999
------------------------------------------------------------------------------
Non-Cash Gains -- Loan and Lease Sales:
  Nonconforming Residential Loan Securitizations   $     -   $30,291   $73,304
  Prime Consumer Home Equity Securitizations             -     4,156     5,758
  Credit Card Loan Securitizations                       -         -     3,993
                                                   -------   -------   -------
                                                         -    34,447    83,055
                                                   -------   -------   -------
Cash Gains -- Loan and Lease Sales:
  Equipment Lease Securitizations                        -     9,083    13,164
  Nonconforming Residential Whole Loan Sales         3,177         -       174
  Conforming Residential Whole Loan Sales            1,544       729     1,911
  Other Loan Sales                                   1,590       640       565
                                                   -------   -------   -------
                                                     6,311    10,452    15,814
                                                   -------   -------   -------
                                                   $ 6,311   $44,899   $98,869
                                                   =======   =======   =======

   A detailed  discussion of the various  securitizations  of loans and leases is provided under the  "Management's  Discussion and Analysis
   of   Financial   Condition   and  Results  of   Operations  -  Asset
   Securitization  Activity"  and in  Note 16  included  in  "Notes  to
   Consolidated Financial Statements".

Noninterest Expense

The following  table details the components of noninterest  expense and their change since 1999:

                                                                           Percentage
                                                                      Increase (Decrease)
                                                                     --------------------
(Dollars in Thousands)                 2001       2000       1999    '01/'00      '00/'99
-----------------------------------------------------------------------------------------
Salaries, Wages and Benefits       $201,715   $172,903   $153,397         17%          13%
Charges and Fees                     34,024     23,280     15,679         46           49
Occupancy                            22,605     20,631     18,951         10            9
Leasing Expense                      52,548     26,636     23,076         97           15
Equipment Expense                    25,234     26,045     24,614         (3)           6
Professional Fees                    24,507     21,735     20,163         13            8
Other                                76,665     62,379     66,910         23           (7)
                                   --------   --------   --------
 Noninterest Expense Before
  Significant and Unusual Items     437,298    353,609    322,790         24           10
Merger and Restructuring Charges          -     39,300      4,200       (100)         836
                                   --------   --------   --------
  Total Noninterest Expense        $437,298   $392,909   $326,990         11%          20%
                                   ========   ========   ========

Noninterest  expense  before  significant  and unusual items  increased
$83.7  million  (24%) and $30.8  million  (10%)  during  2001 and 2000,
respectively.   Components  of  noninterest  expense,   along  with  an
explanation as to their fluctuations, follow:

o  Salaries, Wages and Benefits:  Compensation increased in 2001 due to increased  commissions and staffing expenses  associated with growth in the  Commercial  Banking  business  line,  primarily  Red Capital
   Group.  The  increase in 2000 was due  primarily  to newly  acquired businesses  (Red  Capital  Group and  Capstone  Realty)  within  the
   Commercial Banking business line.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

o  Charges and Fees:  Charges and fees  increased in 2001 due primarily to expenses  related to credit risk transfer  transactions.  Details concerning  these  transactions  are provided in Note 18 included in
   "Notes to Consolidated Financial Statements". Increased amortization expense  of  goodwill  associated  with  the  acquisitions  of  OHSL
   Financial Corp., Capstone Realty Advisors and Red Capital Group, was
   the primary reason for the increase in charges and fees during 2000.

o  Occupancy:  An increase in rent expense,  reflecting  the geographic expansion  of  Commercial  Banking  in both 2001 and  2000,  was the primary reason for higher occupancy expense.

o  Leasing  Expense:  The increase during 2001 is attributable to a $20 million  write-down in residual  values related to aircraft  leases.
   The  deterioration  in residual  values of aircraft is the result of the terrorist  actions of September 11 and its  financial  impact on the airline industry.  The growth of Provident  Commercial Group was the  primary  reason  for  the  increase  in  expense  during  2000.
   Provident  mitigates  its exposure to losses on the sale of autos at the  termination  of their lease  agreements  by acquiring  residual insurance coverage.

o  Equipment Expense:  Equipment expense decreased slightly in 2001 due
   primarily  to  reductions  in  maintenance   and  equipment   rental
   expenses.  During 2000,  equipment  expense  increased due to higher depreciation expense combined with higher maintenance charges.

o  Professional Fees: Professional fees increased in 2001 due primarily to legal,  consulting  and other  professional  fees related to loan collections.  The increase  during 2000 was a result of higher legal fees,  primarily  associated  with the origination and collection of loans, and other miscellaneous professional fees.

o  Other:  Larger expenses  included within other  noninterest  expense include marketing ($9.2 million in 2001 and 1999 and $9.1 million in
   2000), travel ($9.0 million,  $8.2 million and $7.6 million in 2001,
   2000 and 1999,  respectively),  franchise taxes ($8.5 million,  $8.1 million and $8.8 million in 2001, 2000 and 1999, respectively),  and the  write-down in value of  repossessed  aircraft  ($4.0 million in
   2001).

o  Merger and  Restructuring  Charges:  In connection with  Provident's acquisition  of  Fidelity  Financial  of Ohio,  Inc.,  direct-merger related and other post-merger business line restructuring charges of
   $39.3 million were recorded during the first quarter of 2000. Merger and  restructuring  charges of $4.2 million were recorded during the first  quarter  of 1999  for  Fidelity  Financial's  acquisition  of
   Glenway Financial Corporation.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS

Short-Term Investments and Investment Securities

As of  December  31,  2001 and 2000,  federal  funds  sold and  reverse
repurchase  agreements   outstanding  were  $123.0  million  and  $83.0
million,  respectively.  The amount of federal funds sold changes daily as cash is managed to meet reserve  requirements  and  customer  needs.
After funds have been allocated to meet lending and investment demands, any remainder is placed in overnight federal funds.

As of December  31, 2001 and 2000,  Provident  held $101.2  million and
$41.9,  respectively,  in trading account securities.  Provident trades investment  securities  with the  intention of  recognizing  short-term profits.  These securities were carried at fair value with realized and unrealized gains and losses reported in other noninterest income.

Provident classified $217.9 million and $206.2 million of loans as held for sale at December 31, 2001 and 2000, respectively. At year-end 2001, these loans consisted of $177.9 million of multifamily  loans and $40.0 million of  nonconforming  residential  mortgage loans. The multifamily loans are  generally  insured by either the Federal  National  Mortgage
Association,  the Federal Home Loan Mortgage Corporation or the Federal
Housing  Administration.  These loans are usually outstanding for sixty days or less. Activities related to the multifamily loans held for sale are  part  of  the  operations  of  Red  Capital  Group.  Nonconforming residential  mortgage loans are being sold on a whole-loan  basis. This is part of an initiative started during 2001 to reduce the risk profile of the Mortgage Banking business line.

Investment  securities  purchased  with the intention of being held for indefinite  periods of time are classified as available for sale. These securities  totaled  $3.6  billion and $3.0  billion as of December 31,
2001 and 2000,  respectively.  U.S.  government agency  mortgage-backed securities  accounted  for  the  majority  of the  increase,  as  funds obtained from debt  borrowings and the sale of private  mortgage-backed securities  and other debt  securities  were deployed  into  investment securities  with higher  credit  quality,  increased  liquidity  and an improved interest rate risk profile.

                                  -17

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The amortized cost and market value of investment  securities available for sale at the dates indicated are summarized in the following table:

                                                  Amortized Cost at December 31,
                                              ------------------------------------
(In Thousands)                                      2001         2000         1999
----------------------------------------------------------------------------------
U.S. Treasury and Federal Agency Debentures   $  302,912   $  326,721   $  240,991
State and Political Subdivisions                   3,185        3,317        1,897
Mortgage-Backed Securities                     2,700,620    1,938,546    1,470,270
Asset-Backed Securities                                -       44,257      104,700
Other Securities                                 576,874      728,363      369,920
                                              ----------   ----------   ----------
    Total Securities                          $3,583,591   $3,041,204   $2,187,778
                                              ==========   ==========   ==========

                                                   Market Value at December 31,
                                              ------------------------------------
(In Thousands)                                      2001         2000         1999
----------------------------------------------------------------------------------
U.S. Treasury and Federal Agency Debentures   $  306,556   $  325,457   $  233,148
State and Political Subdivisions                   3,199        3,301        1,880
Mortgage-Backed Securities                     2,673,174    1,915,602    1,408,567
Asset-Backed Securities                                -       42,061       99,753
Other Securities                                 576,119      727,200      367,689
                                              ----------   ----------   ----------
    Total Securities                          $3,559,048   $3,013,621   $2,111,037
                                              ==========   ==========   ==========

The following table shows the December 31, 2001 maturities and weighted average yields for investment  securities.  Yields on equity securities that  comprise  the fixed rate,  due after 10 years  classification  of other  securities  have been omitted from the table. A 35% tax rate was used in computing the tax equivalent yield adjustment. The yields shown are calculated based on original cost and effective yields weighted for the scheduled maturity of each security. Mortgage-backed securities are assigned to maturity categories based on their estimated average lives.

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
                                                 Weighted                    Average
                                                  Average                   Yield On
                                     Amortized   Yield To   Amortized        Current
(Dollars in Thousands)                    Cost   Maturity        Cost   Coupon Rates
------------------------------------------------------------------------------------
U.S. Treasury and Federal Agency
  Debentures:
    Due in one year or less         $  170,088      5.61%    $    746          3.36%
    Due after 1 through 5 years        132,078      5.08            -             -
                                    ----------      ----     --------          ----
      Total                         $  302,166      5.38%    $    746          3.36%
                                    ==========      ====     ========          ====
State and Political Subdivisions:
    Due after 5 through 10 years    $    1,684      5.91%    $      -             -%
    Due after 10 years                   1,501      7.66            -             -
                                    ----------      ----     --------          ----
      Total                         $    3,185      6.73%    $      -             -%
                                    ==========      ====     ========          ====
Mortgage-Backed Securities:
    Due in one year or less         $  173,481      7.21%    $  2,092          2.19%
    Due after 1 through 5 years      1,703,940      7.41       74,470          4.14
    Due after 5 through 10 years       584,603      6.60       28,810          5.06
    Due after 10 years                 133,224      7.17            -             -
                                    ----------      ----     --------          ----
      Total                         $2,595,248      7.20%    $105,372          4.35%
                                    ==========      ====     ========          ====
Other Securities:
    Due in one year or less         $        -         -%    $     50          7.71%
    Due after 1 through 5 years         73,170      9.29      162,323          2.93
    Due after 5 through 10 years           250      6.75      188,735          3.09
    Due after 10 years                 140,471         -       11,875          4.35
                                    ----------      ----     --------          ----
      Total                         $  213,891      9.28%    $362,983          3.06%
                                    ==========      ====     ========          ====

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Loans and Leases

As of December  31,  2001 and 2000,  total  on-balance  sheet loans and leases were $10.5 billion and $9.1 billion, respectively. Provident had an additional $4.1 billion and $5.8 billion of off-balance  sheet loans and leases as of year-end 2001 and 2000, respectively. Due to the third
quarter  of  2000   decision  to  structure   and  account  for  future
securitizations   as  secured   financings   rather  than  loan  sales,
on-balance  sheet loans and leases have  increased,  while  off-balance sheet loans and leases have declined.  Also  contributing to the higher
on-balance   sheet  loan  and  lease   balance  was  the   purchase  of
approximately  $500  million  of  equipment  leases  during  the second quarter of 2001.  For more  information  concerning  off-balance  sheet
loans  and  leases,  see  "Management's   Discussion  and  Analysis  of
Financial  Condition and Results of  Operations - Asset  Securitization
Activity".  Provident  does not have a material  exposure  to  foreign, energy or  agricultural  loans.  The following  table shows  on-balance sheet loans and leases outstanding at period end by type of loan:

                                                      December 31,
                            -----------------------------------------------------------
(Dollars in Millions)              2001        2000        1999        1998        1997
---------------------------------------------------------------------------------------
Dollar:
 Corporate Lending:
  Commercial                $   4,540.1  $  4,580.2  $  3,990.9  $  3,277.9  $  2,737.1
  Mortgage                        640.2       632.8       576.6       546.5       582.2
  Construction                    827.7       801.2       559.8       450.6       314.4
  Lease Financing               1,188.3       607.5       391.5       243.7       340.3
 Consumer Lending:
  Installment                     913.3       580.1       476.5       650.1       656.8
  Residential                     922.7       835.5       653.7       710.3       674.6
  Lease Financing               1,463.7     1,039.6       361.9       423.4       442.8
                            -----------  ----------  ----------  ----------  ----------
   Total Loans and Leases   $  10,496.0  $  9,076.9  $  7,010.9  $  6,302.5  $  5,748.2
                            ===========  ==========  ==========  ==========  ==========
Percentage:
 Corporate Lending:
  Commercial                       43.3%       50.4%       56.9%       52.0%       47.6%
  Mortgage                          6.1         7.0         8.2         8.7        10.1
  Construction                      7.9         8.8         8.0         7.1         5.5
  Lease Financing                  11.3         6.7         5.6         3.9         5.9
 Consumer Lending:
  Installment                       8.7         6.4         6.8        10.3        11.4
  Residential                       8.8         9.2         9.3        11.3        11.8
  Lease Financing                  13.9        11.5         5.2         6.7         7.7
                            -----------  ----------  ----------  ----------  ----------
   Total Loans and Leases         100.0%      100.0%      100.0%      100.0%      100.0%
                            ===========  ==========  ==========  ==========  ==========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The  following  table  shows the  composition  of the  commercial  loan category by industry type at December 31, 2001,  including loan amounts on which interest is not being accrued:

                                                               Amount on
(Dollars in Millions)                    Amount  Percentage   Nonaccrual
------------------------------------------------------------------------
Manufacturing                        $    825.7       18.2%    $   14.5
Service Industries                        718.3       15.8         21.8
Real Estate Operators / Investment        444.2        9.8          4.9
Finance / Insurance                       395.3        8.7         37.2
Retail Trade                              353.5        7.8          2.8
Transportation / Utilities (1)            289.8        6.4          9.7
Wholesale Trade                           270.6        6.0          2.1
Construction                              207.7        4.6         10.6
Automobile Dealers                         93.3        2.0          1.4
Other                                     941.7       20.7         11.7
                                     ----------      -----     --------
                                     $  4,540.1      100.0%    $  116.7
                                     ==========      =====     ========
(1) Includes $54.1 million of commercial airline industry loans.

At December 31, 2001, Provident had loans and leases of $241 million to the commercial  airline  industry,  including $54 million of commercial loans and $187 million of finance and operating  leases.  As the tragic events of September  11, 2001 had a significant  financial  impact upon the airline industry and the value of aircraft,  Provident recorded $81 million of credit  costs and other  expenses of which $66 million  were related to secured commercial airline loans and leases.

At December  31,  2001,  Provident  had  approximately  $861 million of commercial  loans that are shared  national  credit  loans.  Generally, shared national credit loans are loans that have a principal balance of at least $20  million and involve  three or more  supervised  financial institutions.  In an on-going  effort to diversify its  portfolio,  the shared  national  credit  loans in  which  Provident  participates  are distributed  across nine  industry  types,  with the  largest  industry concentration  (manufacturing)  accounting for approximately 31% of its total shared national credit loans. The average  outstanding balance of a shared national credit loan was $4.9 million.

The following  table shows the  composition of commercial  mortgage and construction loans by property type at December 31, 2001:

                            Commercial     Commercial                            Amount on
(Dollars in Millions)         Mortgage   Construction      Total   Percentage   Nonaccrual
------------------------------------------------------------------------------------------
Residential Development       $  118.5     $    178.9   $  297.4        20.3%       $  1.7
Shopping / Retail                 84.3          149.1      233.4        15.9            .1
Office / Warehouse               101.9          127.9      229.8        15.6            .2
Apartments                       101.5           84.6      186.1        12.7            .7
Land                              37.5           39.7       77.2         5.3            .7
Healthcare Facilities             60.9           14.7       75.6         5.1             -
Hotel / Motel / Restaurants       27.5           47.1       74.6         5.1            .1
Industrial Plants                 10.7           17.5       28.2         1.9             -
Auto Sales and Service             9.3             .9       10.2         0.7             -
Churches                           7.8            2.0        9.8         0.7             -
Other Commercial Properties       80.3          165.3      245.6        16.7           1.1
                              --------     ----------   --------       -----        ------
                              $  640.2     $    827.7   $1,467.9       100.0%       $  4.6
                              ========     ==========   ========       =====        ======

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Commercial and real estate  construction  loans outstanding at December
31,  2001  are  shown in the  following  table  by  maturity,  based on remaining scheduled repayments of principal:

                                            After 1
                               Within   but Through      After
(In Millions)                  1 Year       5 Years    5 Years        Total
---------------------------------------------------------------------------
Commercial                 $  1,588.1    $  2,343.5   $  608.5   $  4,540.1
Commercial Construction         251.1         440.4      136.2        827.7
Residential Construction            -             -        0.9          0.9
                           ----------    ----------   --------   ----------
   Total                   $  1,839.2    $  2,783.9   $  745.6   $  5,368.7
                           ==========    ==========   ========   ==========
Loans Due After One Year:
  At predetermined interest rates                                $    641.8
  At floating interest rates                                        2,887.7

The  following  table shows the  composition  of the  installment  loan category by loan type at December 31, 2001:

(Dollars in Millions)                          Amount        Percentage
-----------------------------------------------------------------------
Home Equity                                    $688.8              75.4%
Indirect Installment                            141.4              15.5
Direct Installment                               63.6               7.0
Other Consumer Loans                             19.5               2.1
                                               ------             -----
                                               $913.3             100.0%
                                               ======             =====

Credit Risk Management

Provident  provides for credit loss reserves for both its  outstandings and unfunded  commitments.  Discussion  and analysis of the reserves as well as the overall  credit  quality of the  off-balance  sheet lending portfolio  is  provided  in  Note  16 of  the  "Notes  to  Consolidated
Financial  Statements".  The following  paragraphs provide  information concerning its on-balance sheet credit portfolio.

Provident  maintains  a reserve  for loan and lease  losses in order to absorb losses from current outstandings and potential usage of unfunded commitments.  The reserve is  maintained  at a level  which  management considers adequate to absorb loan and lease losses given the conditions at the time.  The reserve is  increased by the  provision  for loan and lease losses. Loans and leases deemed uncollectible are charged off and deducted  from  the  reserve  while  recoveries  on  loans  and  leases previously charged off are added back to the reserve.

Unfavorable  business  conditions and  difficulties  experienced by the airline  industry  have  caused  Provident  to  take  large  loan  loss provisions  during  the past two years.  Late in the fourth  quarter of
2000,  Provident  placed  three large loans,  totaling $52 million,  on
nonaccrual   status.   Additionally,   several  large  commercial  loan
charge-offs   were  recorded  at  that  time.   Nonaccrual   loans  and
charge-offs  increased during 2001 as the economic climate continued to deteriorate,  particularly with regard to the airline industry.  During
2001,  Provident  recorded  charge-offs,   write-downs  and  additional
provision  of $66  million  on  commercial  airline  loans and  leases.
Another $15 million of provision was recorded within  industries  other than  commercial  airlines  that was related to September  11. Based on

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Provident's  analyses of the lending portfolio,  deterioration of asset quality  indicators  as well  as the  uncertain  economic  environment,
Provident recorded additional  provision to raise its loan loss reserve to total loans ratio to 2.29% during 2001.

The following table shows selected  information relating to Provident's reserve for loan and lease losses:

                                                      December 31,
                                 ----------------------------------------------------
(In Thousands)                       2001       2000       1999       1998       1997
-------------------------------------------------------------------------------------
Reserve for Loan and Lease
 Losses at Beginning of Period   $154,300   $ 94,045   $ 78,867   $ 74,615   $ 68,961
Provision Charged to Expense      225,748    131,281     48,417     31,597     45,119
Acquired Reserves                  10,003      2,377      1,263          -      1,814
Loans and Leases Charged Off:
 Corporate Lending:
  Commercial                      105,711     63,497     25,145     14,403     17,286
  Mortgage                            844         96        247          3      1,505
  Construction                          -          -          -          -          -
  Lease Financing                  26,622      2,892      6,736      5,173      1,367
 Consumer Lending:
  Installment                       7,557      7,535     10,159     12,856     24,065
  Residential                      14,846      8,022        759        900      1,175
  Lease Financing                  10,464      5,136      4,244      3,855      6,009
                                 --------   --------   --------   --------   --------
      Total Charge-Offs           166,044     87,178     47,290     37,190     51,407
                                 --------   --------   --------   --------   --------
Recoveries:
 Corporate Lending:
  Commercial                        2,675      3,406      2,742        836      1,055
  Mortgage                              8         20         42      1,344        915
  Construction                          -          -          -          -          -
  Lease Financing                   3,068      1,290      3,102        226        306
 Consumer Lending:
  Installment                       4,990      5,282      4,523      5,901      5,766
  Residential                       1,316        127        266        190        177
  Lease Financing                   4,589      3,650      2,113      1,348      1,909
                                 --------   --------   --------   --------   --------
      Total Recoveries             16,646     13,775     12,788      9,845     10,128
                                 --------   --------   --------   --------   --------
Net Loans and Leases
 Charged Off                      149,398     73,403     34,502     27,345     41,279
                                 --------   --------   --------   --------   --------
Reserve for Loan and Lease
 Losses at End of Period         $240,653   $154,300   $ 94,045   $ 78,867   $ 74,615
                                 ========   ========   ========   ========   ========

On  a  percentage  basis,  the  following  table  provides  annual  net charge-offs to average total loans and leases by category:

                                              December 31,
                                  -------------------------------------
                                  2001    2000    1999    1998     1997
                                  -------------------------------------
Corporate Lending:
 Commercial                       2.21%   1.38%    .63%    .43%     .63%
 Mortgage                          .14     .01     .04    (.24)     .10
 Construction                        -       -       -       -        -
 Lease Financing                  2.31     .39    1.26    1.56      .40
Consumer Lending:
 Installment                       .33     .44     .96     .98     2.17
 Residential (1)                  1.34    2.04     .05     .09      .13
 Lease Financing                   .48     .23     .34     .49      .67
                                  ----    ----    ----    ----     ----
Net Charge-Offs to Average
 Total Loans and Leases           1.48%    .97%    .49%    .43%     .69%
                                  ====    ====    ====    ====     ====
(1)The net charge-off  percentage for residential  loans would be 1.22%
   for 2000 if  charge-offs  resulting from the  implementation  of the
   FFIEC Uniform Retail Credit  Classification  and Account  Management
   Policy had been excluded.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Explanation as to significant  changes in charge-offs  between 1999 and
2001 follows:

o  Commercial:  Net charge-offs to average loans were 2.21%,  1.38% and
   .63%  for  2001,  2000  and  1999,  respectively.  The  increase  in charge-offs for 2001 was due primarily to the overall  deterioration in the economy,  particularly in the airline industry.  The increase in  charge-offs  in 2000 was due  primarily  to the decline in asset quality indicators combined with the uncertain economic environment.

o  Commercial Lease Financings:  Net charge-offs to average leases were
   2.31%,  .39% and 1.26% for 2001,  2000 and 1999,  respectively.  The increase  in the  charge-off  percentage  from  2000 to 2001 was due primarily to an increase in net  charge-offs  related to the airline industry from Provident  Commercial Group,  Provident's large ticket equipment leasing company. The decrease in the charge-off percentage from 1999 to 2000 was primarily due to a decrease in net charge-offs
   from  Information   Leasing   Corporation,   Provident's   small  to
   mid-ticket equipment leasing company.

o  Installment:  Net  charge-offs to average loans were .33%,  .44% and
   .96% for 2001,  2000 and 1999,  respectively.  The  decrease  in the charge-offs  for 2000 as  compared  to 1999  was a  result  of lower charge-offs  in home equity and on balance  sheet credit card loans.
   The reduction in home equity  charge-offs was due to continued focus on credit  quality  standards on the  origination of these loans and improved technology of collection systems.

o  Residential:  Net charge-offs to average loans were 1.34%, 2.04% and
   .05%  for  2001,  2000  and  1999,  respectively.  The  increase  in charge-offs  for  2001  and  2000  was  a  result  of  nonconforming residential  loans originated during the second half of 2000 and the first  half of  2001  being  kept  on the  balance  sheet.  Also,  a significant  portion of the increase in charge-offs for 2000 was due to a one-time charge-off of $3.2 million related to a new regulatory policy  regarding  retail  classifications  that became effective on
   December 31, 2000. The net charge-off  ratio excluding this one-time charge-off was 1.22%.

o  Consumer Lease  Financings:  Net  charge-offs to average leases were
   .48%,  .23% and .34% for  2001,  2000 and  1999,  respectively.  The generally  lower  levels of  charge-offs  of auto leases  since 1998 reflect the  implementation  of risk based pricing that has resulted in higher quality originations.

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

                                          December 31,
                     ----------------------------------------------------
(In Thousands)           2001       2000       1999       1998       1997
-------------------------------------------------------------------------
Corporate Lending:
 Commercial          $156,993   $ 99,917   $ 70,722   $ 50,919   $ 41,227
 Mortgage               5,447      7,691      4,440      5,154      5,897
 Construction           6,933      5,215      2,095      3,377      3,413
 Lease Financing       24,544     12,437      4,152      3,730      5,815
                     --------   --------   --------   --------   --------
                      193,917    125,260     81,409     63,180     56,352
Consumer Lending:
 Installment            5,315      8,431      7,881     10,448     11,696
 Residential           25,781     13,911      1,685      2,507      2,288
 Lease Financing       15,640      6,698      3,070      2,732      4,279
                     --------   --------   --------   --------   --------
                       46,736     29,040     12,636     15,687     18,263
                     --------   --------   --------   --------   --------
                     $240,653   $154,300   $ 94,045   $ 78,867   $ 74,615
                     ========   ========   ========   ========   ========

The following table presents a summary of various  indicators of credit quality:

                                                         December 31,
                                  --------------------------------------------------------
(Dollars In Thousands)                2001        2000        1999        1998        1997
------------------------------------------------------------------------------------------
Nonperforming Assets:
 Nonaccrual Loans:
  Corporate Lending:
   Commercial                     $116,663    $ 74,401    $ 43,452    $ 34,544    $ 37,800
   Mortgage                          1,929       1,712       3,003         933         335
   Construction                      2,699           -         216           -          27
   Lease Financing                   7,986       6,503       1,309       4,002       4,798
                                  --------    --------    --------    --------    --------
                                   129,277      82,616      47,980      39,479      42,960
  Consumer Lending:
   Installment                           -           -          48          38           -
   Residential                      47,579      13,404       7,640       5,504       4,482
   Lease Financing                       -           -           -           -           -
                                  --------    --------    --------    --------    --------
                                    47,579      13,404       7,688       5,542       4,482
                                  --------    --------    --------    --------    --------
  Total Nonaccrual Loans           176,856      96,020      55,668      45,021      47,442
 Other Real Estate and
  Equipment Owned                   20,907       8,805       3,870       2,767      12,440
                                  --------    --------    --------    --------    --------
 Total Nonperforming Assets       $197,763    $104,825    $ 59,538    $ 47,788    $ 59,882
                                  ========    ========    ========    ========    ========
Loans 90 Days Past Due -
 Still Accruing                   $ 31,219    $ 28,780    $ 15,769    $ 10,661    $  9,985
Loan and Lease Loss Reserve as
 a Percent of:
  Total Loans and Leases              2.29%       1.70%       1.34%       1.25%       1.30%
  Nonaccrual Loans                  136.07      160.70      168.94      175.18      157.28
  Nonperforming Assets              121.69      147.20      157.96      165.04      124.60
Nonaccrual Loans as a Percent
 of Total Loans and Leases            1.68        1.06         .79         .71         .83
Nonperforming Assets as a
 Percent of:
  Total Loans, Leases and Other
   Real Estate and Equipment          1.88        1.15         .85         .76        1.04
  Total Assets                        1.26         .76         .56         .53         .75

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

Although  loans  and  leases  may be  classified  as  nonaccrual,  many continue  to pay  interest  irregularly  or at less  than the  original contractual  rates.  The gross  amount of  interest  income  recognized during  2001 with  respect to these  loans and  leases was $.3  million compared to $12.2 million that would have been recognized had the loans and leases remained current in accordance with their original terms.

Nonaccrual  loans increased $80.8 million during 2001. The increase was composed of $278.8  million of additions  to  nonaccrual  loans,  $50.5 million of payments on nonaccrual  loans,  $125.0 million of nonaccrual loans  charged off and $22.5 million  transferred  to other real estate and equipment  owned.  Other real estate and equipment  owned increased
$12.1 million during 2001.  Activity in other real estate and equipment owned included $24.5 million of additions  from  foreclosed  properties and  equipment,  $6.7 million of  charge-offs on property and equipment and $5.7 million of sales and payments on  properties.  The increase in nonaccrual  commercial  loans was due  primarily  to the  deteriorating economic environment,  particularly the airline industry.  The increase in nonaccrual  residential  mortgage loans is due to residential  loans remaining on the balance sheet rather than being  securitized and sold.
Originations since July 2001 are being sold on a whole-loan basis.

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

Management's  determination of the adequacy of the loan loss reserve is based on an assessment of the losses given the  conditions at the time.
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
These ratings are assigned based upon  individual  credit  analysis and are reported to senior management on a regular basis.

Loans and leases that have been placed on nonaccrual status are further evaluated for potential  losses based upon review and discussion  among lending  officers,  Credit,  Loan Review,  collection  associates,  and senior  management.  Factors  considered  include  the market  value of collateral  or real estate  associated  with a specific  loan or lease, cash flows  generated  by the  borrower,  third-party  guarantees,  the general  economic  climate and any  specific  industry  trends that may affect an individual loan or lease.  Total nonaccrual loans at December
31, 2001 were $176.9 million. In addition,  $66.9 million of performing loans were being closely monitored due to possible credit problems.

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

Additional  loss  estimates  associated  with  securitized  assets  are provided for separately from the reserve for loan and lease losses. For more information on credit exposures on securitized assets, see Note 16 of the "Notes to Consolidated Financial Statements".

Credit Outlook and Operating Implications

In 2001,  Provident's  total  credit  costs  (loan loss  provision  and aircraft lease residual write-offs)  increased 87% or $114 million over the prior year's  amount.  These  higher  credit costs had a materially unfavorable  impact on net income.  Management  expects credit costs to decline  substantially  in 2002. To address  asset  quality  issues and related  credit costs that arose during 2001,  management is working to improve  its  internal  credit  processes  and  resolve  asset  quality concerns in its loan and lease portfolios.  However, if credit costs do not substantially  decline,  this could impact  Provident's  ability to maintain the payment of its quarterly dividend rate at current levels.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Noninterest Earning Assets

Leased  equipment  decreased  $29 million or 14%,  during 2001 after an increase of $44 million, or 26%, during 2000. Both the decrease in 2001 and the increase in 2000 was  primarily  the result of activity  within
Provident Commercial Group.

Receivables  from  securitization  trusts  were  $26  million  and $417 million as of December 31, 2001 and 2000,  respectively.  Provident had provided for credit enhancements to its  securitizations  structured as sales in the form of reserve  accounts.  The reserve  accounts had been maintained  at  a  significantly  higher  balance  than  the  level  of
estimated   credit   losses  to  improve   the  credit   grade  of  the
securitization  and thereby  reduce the rate paid to  investors  of the securitization  trust.  Credit losses have been absorbed  directly into these reserve  accounts.  Provident  estimates the amount of all credit losses based upon loan credit grades, collateral, market conditions and other pertinent  factors.  Receivables from  securitization  trusts are shown net of these loss  estimates.  The decrease in  receivables  from securitization  trusts  is a  result  of the  reserve  accounts  on the nonconforming  residential loan securitizations being released.  Credit enhancements  on  these  securitizations  now  are  in the  form  of an unfunded  demand note backed by a AAA rated  standby  letter of credit.
Actual losses, which have been reserved for, are submitted on a monthly basis to Provident by the trustee.  Should  Provident fail to reimburse the trustee for these monthly losses, the letter of credit can be drawn upon. There are no conditions that can accelerate this monthly process.

Other assets  increased  $129  million and $60 million  during 2001 and
2000,  respectively.  The  increase  in 2001  was due  primarily  to an increase in servicer advances on sold loans, and a receivable resulting from the sale of an  investment  security that did not settle until the first week of January. The increase in 2000 was primarily the result of an increase in capitalized  servicing assets.  The value of capitalized servicing  rights  are  recorded  when  loans are sold  with  servicing retained  or when  loan  servicing  is  purchased.  The  value of these capitalized  servicing rights is amortized over the period of estimated net servicing  revenue,  with the carrying  value of these rights being periodically reviewed for impairment.

Included  in other  assets  is  goodwill  and other  intangible  assets totaling $82 million and $18 million,  respectively, as of December 31,
2001.  Goodwill  represents  the excess of the purchase  price over net identifiable  tangible  and  intangible  assets  acquired in a purchase business  combination.  During 2001, the Financial Accounting Standards
Board  issued  Statement of  Accounting  Standards  No. 141,  "Business
Combinations",  and No. 142,  "Goodwill and Other  Intangible  Assets".
Under the new rules,  goodwill  and  intangible  assets  deemed to have indefinite  lives  will no longer be  amortized  but will be subject to annual  impairment  tests  in  accordance  with the  Statements.  Other intangible  assets  continue to be amortized  over their useful  lives.
Provident  will apply the new rules  beginning in 2002.  Application of the  nonamortization  provisions of the Statement is expected to result in an increase in net income of $2.9  million,  or six cents per share,

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

per year.  Provident will perform the first of the required  impairment tests of goodwill and indefinite lived intangible  assets as of January
1, 2002.  Provident  cannot  predict  what  effect the results of these tests will have on its earnings and financial position.

Deposits

Deposits  increased $25 million and $1.6 billion  during 2001 and 2000, respectively.  During  2001,  retail  deposits  increased  16% to  $5.6 billion at December  31, 2001 from $4.8  billion at December  31, 2000,
with   significant   contribution   from   internet   deposit-gathering
initiatives.  Offsetting  this increase was a $469 million  decrease of deposits from securitization trusts held at Provident.  The increase in
deposits  in  2000  was  primarily   attributable   to  the  growth  in
certificates  of deposit.  The  following  table  presents a summary of period end deposit balances:

                                                               December 31,
                                                        ------------------------
(In Millions)                                             2001     2000     1999
--------------------------------------------------------------------------------
Noninterest Bearing Deposits of Securitization Trusts   $   27   $  496   $  426
Other Noninterest Bearing Deposits                         968      797      759
Interest Bearing Demand Deposits                           523      464      397
Savings Deposits                                         1,544    1,458    1,351
Certificates of Deposit Less than $100,000               2,551    2,239    1,952
Certificates of Deposit of $100,000 or More              3,241    3,375    2,345
                                                        ------   ------   ------
                                                        $8,854   $8,829   $7,230
                                                        ======   ======   ======

At December 31, 2001, maturities on certificates of deposit of $100,000 or more were as follows (in millions):

3 months or less                                                 $  288
Over 3 through 6 months                                             185
Over 6 through 12 months                                            366
Over 12 months                                                    2,402
                                                                 ------
   Total                                                         $3,241
                                                                 ======

Included in certificates of deposit of $100,000 or more at December 31,
2001,  2000 and 1999  were  brokered  deposits  of $2.0  billion,  $2.2 billion and $1.6 billion, respectively.

Provident  issues  brokered  certificates of deposit with embedded call options  combined  with interest rate swaps with matching call dates as part of its certificate of deposit program.  Provident has the right to redeem the  certificates  of deposit on  specific  dates prior to their stated  maturity  while the  interest  rate swaps are  callable  at the option of the swap  counterparty.  The terms and conditions of the call options  embedded  in  the  interest  rate  swaps  match  those  of the certificates  of  deposit,  offsetting  any  option  risk  exposure  to
Provident. At December 31, 2001, Provident had $1.6 billion of brokered callable certificates of deposit.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Borrowed Funds

Borrowed funds are an important  component of total funds  necessary to support earning assets. In 2001, short-term debt increased $1.3 billion
(206%) and long-term  debt  increased  $167 million (6%).  Increases in federal funds  purchased  and  repurchase  agreements  were the primary
reasons  for  the   increase  in   short-term   debt.   Securitizations
consummated  since the third  quarter of 2000 have been  structured  to account for the transactions as secured financings.  The primary reason for the  increase in  long-term  debt was an increase in debt issued as secured financings.

During  the first  quarter  of 2001,  Provident  established  Provident
Capital Trust IV.  Capital Trust IV issued  capital  securities of $125 million of  preferred  stock to the  public and $3.9  million of common
stock  to  Provident.   Proceeds  from  the  issuance  of  the  capital
securities  were  invested in  Provident's  9.45%  junior  subordinated debentures due 2031.

During the  fourth  quarter of 2000,  Provident  established  Provident
Capital  Trust III.  Capital  Trust III issued  Capital  Securities  of
$112.5  million of  preferred  stock to the public and $3.5  million of common stock to  Provident.  Proceeds  from the issuance of the capital securities  were invested in  Provident's  10.25%  junior  subordinated debentures, due 2030.

Noninterest Bearing Liabilities

Accrued interest and other liabilities  increased $255 million, or 86%, during 2001 due primarily to the adoption of the provisions of SFAS No.
133,  "Accounting for Derivative  Instruments and Hedging  Activities".
For further  details  concerning SFAS No. 133, see Note 17 of the Notes to Consolidated Financial Statements.

ASSET SECURITIZATION ACTIVITY

From 1996 through the second  quarter of 2000, the structure of many of
Provident's   securitizations   resulted  in  the  transactions   being
accounted for as sales. As such, gains or losses were recognized, loans and leases were  removed from the balance  sheet and  residual  assets, representing  the present  value of future cash flows,  were  recorded.
While the  performance  of Provident's  residual  assets have generally been better than or  consistent  with their  initial  estimates,  other companies utilizing  securitization  structures requiring  gain-on-sale accounting experienced problems and consequently,  the market penalized all companies  using  gain-on-sale  accounting.  Although  gain-on-sale accounting  is  in  compliance  with  accounting  principles  generally accepted  in  the  United  States,  the  investment  community  clearly signaled its dissatisfaction with this accounting method and management believed this sentiment had been factored into Provident's stock price.
Additionally,    newly   issued   regulatory    guidelines    regarding
securitization  activity discourage the use of gain-on-sale  accounting by limiting the amount of residual  assets that can be included as part of  regulatory  capital.  See  Note  15 of the  Notes  to  Consolidated

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Financial  Statements  for further  details of the  revised  regulatory rules.

As a result of these factors,  Provident  decided that  securitizations during the third quarter of 2000 and thereafter  would be structured as
secured  financings   thereby   eliminating  the  use  of  gain-on-sale
accounting. The switch to a secured financing structure does not affect the total profit  Provident  will recognize over the life of the asset, but rather impacts the timing of income recognition.  Secured financing transactions,  on a comparative  basis,  cause  reported  earnings from securitized  assets to be lower in the  initial  periods  and higher in later periods, as interest is earned on the assets. As a result, moving away  from  transaction  structures  that use  gain-on-sale  accounting causes Provident's earnings to be lower over the short term.

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

                                       2001                    2000                    1999
                               -------------------    --------------------     --------------------
(In Thousands)                  Principal     Gain     Principal      Gain      Principal      Gain
---------------------------------------------------------------------------------------------------
Structured as Sales:
 Non-Cash Gains:
  Nonconforming Residential     $       -     $  -    $1,030,000    $30,291    $2,330,047    $73,304
  Prime Home Equity                     -        -       158,598      4,156       169,999      5,758
  Credit Card                           -        -             -          -       230,000      3,993
                                ---------     ----    ----------    -------    ----------    -------
                                        -        -     1,188,598     34,447     2,730,046     83,055
 Cash Gains:
  Equipment Leases                      -        -       223,705      9,083       223,764     13,164

 Non-Recognition of Gains:
  Automobile Leases                     -      n/a             -        n/a       858,815        n/a
  Warehouse Lending                     -      n/a             -        n/a       251,200        n/a
                                ---------     ----    ----------    -------    ----------    -------
                                        -      n/a             -        n/a     1,110,015        n/a
                                ---------     ----    ----------    -------    ----------    -------
Total Sales                     $       -     $  -    $1,412,303    $43,530    $4,063,825    $96,219
                                =========     ====    ==========    =======    ==========    =======
Structured as
 Secured Financings:
  Nonconforming Residential     $ 182,699      n/a      $532,341        n/a    $        -        n/a
  Prime Home Equity               114,908      n/a       170,052        n/a             -        n/a
  Equipment Leases                      -      n/a       128,101        n/a             -        n/a
  Automobile Leases               287,121      n/a       451,732        n/a             -        n/a
                                ---------     ----    ----------    -------    ----------    -------
Total Secured Financings        $ 584,728      n/a    $1,282,226        n/a    $        -        n/a
                                =========     ====    ==========    =======    ==========    =======

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

The  securitization  of automobile leases results in the recognition of
operating  lease  income  or  expense.   Under  the  structure  of  the
securitization  of  the  automobile  leases,  Provident  enters  into a sale-leaseback  arrangement with the investors.  Lease payments paid by
Provident  to the  investor  may be more or less than that  received by
Provident  from the  consumer.  Credit  losses are accrued at an annual rate of 50 basis points.  The difference in the lease payments,  net of credit losses and servicing  fees, is recognized as net operating lease income or expense  over the life of the  securitization.  For the years ended  December 31, 2001,  2000 and 1999,  net  operating  lease income recognized on these automobile lease  securitizations was $5.6 million,
$3.8 million and $8.4 million, respectively.

Underlying assumptions used in the initial determination of future cash flows on the loan and lease portfolios accounted for as sales follow:

                                   Nonconforming         Prime   Equipment
                                     Residential   Home Equity     Leasing
                                     -------------------------------------
Assumptions Used:
 Prepayment Speed:
  Initial Rate                            12.36%        10.00%         n/a
  Peak Rate                               32.84%        30.00%         n/a
   Calculated Weighted Average
    Life of the Loan Portfolios        2.6 Years     2.1 Years         n/a
 Estimated Credit Losses:
  Annual Basis                             1.09%         0.20%       1.00%
  Percentage of Original Balance           2.94%         0.42%       1.97%
 Discount Rate                            11.88%        10.63%       9.29%

Gain-on-sale   accounting   requires  management  to  make  assumptions
regarding  prepayment speeds and credit losses for the securitized loan
and  lease  pools.   The  performance  of  the  pools  are  extensively
monitored,   and  adjustments  to  these   assumptions  are  made  when
necessary.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Provident retained the servicing of the loans and leases it securitized and the  servicing  on the  majority  of loans it sells on a whole loan basis.  As a result,  a  significant  level of assets  is  serviced  by
Provident,  which do not appear on its balance sheet. These off-balance sheet assets were  primarily  responsible  for the  generation of $43.1 million,  $50.3 million and $29.4 million in loan servicing fees during
2001, 2000 and 1999, respectively.

Impact  on   Consolidated   Balance   Sheets:   The  impact   from  the
securitization  and sale of  various  loans and  leases  can be seen in several areas of Provident's  balance sheet.  The most significant area has been the removal of loans and leases that  Provident  continues  to service.  The following  table provides a summary of these  off-balance sheet managed assets:

                                                December 31,
                                   ------------------------------------
(In Thousands)                           2001         2000         1999
-----------------------------------------------------------------------
Nonconforming Residential          $2,627,332   $3,625,033   $3,393,179
Auto Leases                           980,314    1,134,844    1,366,598
Prime Home Equity                     303,527      471,873      398,882
Equipment Leases                      207,131      359,457      298,161
Credit Card                                 -      165,000      230,000
Warehouse                                   -            -      251,200
                                   ----------   ----------   ----------
                                   $4,118,304   $5,756,207   $5,938,020
                                   ==========   ==========   ==========

Provident has been originating  nonconforming  residential  loans since
1995. Major  characteristics of these nonconforming loans include:  54%
with an "A" credit grade and 32% with a "B" credit grade; 71% with full documentation;  69% have prepayment penalties; 97% are secured by first mortgages;  92%  are  owner  occupied;  and,  on  average,  have  a 77%
loan-to-value ratio.

Information  concerning  retained interests in securitized assets, such as its components, sensitivity to key economic assumptions and its cash flows,  as well as  details of the  credit  quality of the  off-balance sheet  assets  may be found in Note 16 of the  "Notes  to  Consolidated
Financial Statements".

FANNIE MAE DUS PROGRAM

Red Capital  Group,  which was  acquired by  Provident  in September of
2000, is an approved  Fannie Mae Delegated  Underwriting  and Servicing
("DUS") mortgage lender.  Under the Fannie Mae DUS program, Red Capital underwrites,  funds  and sells  mortgage  loans on  multifamily  rental projects.  Red Capital then  services  these  mortgage  loans on Fannie
Mae's behalf.  Participation in the Fannie Mae DUS program requires Red
Capital to share the risk of losses  with  Fannie  Mae.  Red  Capital's share of any losses is limited to 20% of the original principal balance of each loan.  The  substance  of the loss  sharing is that Red Capital assumes  the  initial  loss up to 5% of the unpaid  principal  balance, after which Red Capital and Fannie Mae split  additional  losses 25% to
Red Capital and 75% to Fannie Mae until such  additional  losses  total
20% of the unpaid principal balance.  From that point, losses are split

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

10% to Red  Capital  and 90% to Fannie  Mae with the total  loss to Red
Capital capped at 20% of the original principal balance of the loan.

Red Capital services  multifamily  mortgage loans under the DUS program with outstanding  principal  balances  aggregating  approximately  $2.5 billion at December 31, 2001. At December 31, 2001, no DUS loans in Red
Capital's loan servicing  portfolio were delinquent or in default.  Red
Capital has  established  reserves of  approximately  $7.8  million for possible  losses  under this  program.  The  reserve is  determined  by evaluating  pools of homogenous  loans and includes  information  based upon industry and historical loss experience, as well as each project's recent  operating  performance.  Management  believes  the  reserve  is maintained at a level that adequately  provides for the inherent losses within  Red  Capital's  portfolio  of  DUS  loans.  The  employees  and management  team  of Red  Capital  have  originated  and  serviced  the existing Fannie Mae DUS loan servicing portfolio since 1995 without any losses relating to the DUS loans.

CAPITAL RESOURCES

Total  stockholders'  equity  at  December  31,  2001 and 2000 was $893 million and $991 million,  respectively.  The decrease in stockholders'
equity  during  2001 was  primarily  the result of the  adoption of the provisions of SFAS No. 133, "Accounting for Derivative  Instruments and
Hedging Activities" and dividends exceeding net income.

The dividend payout to net income ratio was 205.76%,  64.85% and 27.14%
for 2001, 2000 and 1999, respectively.  Provident announced an increase in its quarterly  common  dividend rate from $.22 per share to $.24 per share beginning with the first quarter in 2000. In the first quarter of
1999,  Provident increased its quarterly common dividend rate from $.20 per share to $.22 per share.

Capital  adequacy  ratios are provided in the Selected  Financial  Data
Table and the Performance Summary Sections of this report.

Provident's capital expenditure program typically includes the purchase of computer equipment and software,  branch additions and enhancements,
ATM additions and office building renovations. Capital expenditures for
2002 are  estimated  to be  approximately  $37  million and include the purchase of data processing  hardware and software,  branch  additions,
renovations  and   enhancements,   facility   renovations,   and  ATMs.
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
Approximately  $201.3  million  of  long-term  debt is due to be repaid during 2002.

The parent  company's  primary  liquidity needs during 2002 will be the payment of dividends to its  preferred and common  shareholders,  funds for activity of the commercial paper  operations and interest  payments on junior  subordinated  debentures.  The major source of liquidity for the  parent  company  is  dividends  and  interest  paid  to it by  its subsidiaries.  Provident received dividends of $15 million, $37 million and $60  million in 2001,  2000 and 1999,  respectively.  The amount of dividends  available  for  payment  in  2002  by  The  Provident  Bank,
Provident's  banking subsidiary,  is approximately $46.6 million,  plus
2002 net income. It is unlikely, however, that The Provident Bank would pay annual  dividends to the parent  company that exceeded $60 million.
Management  believes that  dividends  available from The Provident Bank will be sufficient to meet the parent company's liquidity  requirements in 2002. Please see "Management's  Discussion and Analysis of Financial
Condition  and Results of  Operations  - Credit  Outlook and  Operating
Implications" and Note 22 included in "Notes to Consolidated  Financial
Statements".

At December  31, 2001,  the parent  company had $200 million in general purpose lines of credit with  unaffiliated  banks.  These lines,  which expire March 28, 2002,  are  renewable on an annual  basis.  Management anticipates  that these  lines will be renewed.  As of March 26,  2002, these lines had not been used.

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
Provident offers a wide variety of retail deposit products to provide a stable  funding  source  for loan  growth.  To  supplement  its  retail deposits,  Provident  utilizes  various  sources of wholesale  funding.
Borrowing  through the Federal  Home Loan Bank and  offering  short and medium term deposits via brokerage investors are part of this strategy.
Asset securitizations treated as secured financings provide funding for the  origination  of  additional  loans and  leases.  Through  term and commercial  paper  conduit  markets,  Provident has the ability to take advantage of the liquid asset-backed securities market.

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

In addition to natural balance sheet hedges, ALCO utilizes  derivatives instruments to manage  interest rate risk.  Interest rate swaps are the most widely used tool to manage  interest  rate risk,  but from time to time, interest rate caps and floors may also be utilized. Provident has used  derivatives  effectively  for a number of years and has developed the  necessary  expertise  and  knowledge  to  achieve a safe and sound interest rate risk management process.

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

                                                    2001           2000
-----------------------------------------------------------------------
100 Basis Points Decrease                            0.7%           1.2%
100 Basis Points Increase                           (1.1)          (1.4)

150 Basis Points Decrease (1)                        0.8            n/a
200 Basis Points Decrease (1)                        n/a            2.5
200 Basis Points Increase                           (2.5)          (3.7)

(1) Due  to  market conditions,  the  200  basis  points  decrease  was restricted to 150 basis points for 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                     INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors .................. 37

Financial Statements:

Provident Financial Group, Inc. and Subsidiaries

Supplementary Data:

Quarterly Consolidated Results of Operations (unaudited) ........... 73

           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Provident Financial Group, Inc.

We  have  audited  the  accompanying  consolidated  balance  sheets  of
Provident  Financial  Group,  Inc. and  subsidiaries as of December 31,
2001 and 2000,  and the  related  consolidated  statements  of  income, changes  in  shareholders'  equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the management of Provident  Financial Group,
Inc.  Our  responsibility  is to express an opinion on these  financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform  the audit to obtain  reasonable  assurance  about  whether the financial  statements  are  free of  material  misstatement.  An  audit includes  examining,  on a test basis,  evidence supporting the amounts and  disclosures  in the financial  statements.  An audit also includes assessing the accounting principles used and significant estimates made by management,  as well as evaluating the overall  financial  statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material  respects,  the consolidated  financial position  of  Provident  Financial  Group,  Inc.  and  subsidiaries  at
December  31,  2001 and 2000,  and the  consolidated  results  of their operations  and their  cash  flows  for each of the three  years in the
period  ended  December  31,  2001,  in  conformity   with   accounting
principles generally accepted in the United States.

                                             /s/ ERNST & YOUNG LLP

Cincinnati, Ohio
January 16, 2002

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
                                                         ----------------------------
(Dollars in Thousands)                                           2001            2000
-------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                $    378,257    $    286,051
  Federal Funds Sold and Reverse Repurchase Agreements        122,966          82,977
  Trading Account Securities                                  101,156          41,949
  Loans Held for Sale                                         217,914         206,168
  Investment Securities Available for Sale
   (amortized cost - $3,583,591 and $3,041,204)             3,559,048       3,013,621
  Loans and Leases:
    Corporate Lending:
      Commercial                                            4,540,088       4,580,215
      Mortgage                                                640,175         632,801
      Construction                                            827,657         801,211
      Lease Financing                                       1,188,319         607,478
    Consumer Lending:
      Installment                                             913,312         580,046
      Residential                                             922,747         835,510
      Lease Financing                                       1,463,658       1,039,645
                                                         ------------    ------------
        Total Loans and Leases                             10,495,956       9,076,906
      Reserve for Loan and Lease Losses                      (240,653)       (154,300)
                                                         ------------    ------------
        Net Loans and Leases                               10,255,303       8,922,606
  Leased Equipment                                            185,863         215,227
  Premises and Equipment                                      103,085         103,919
  Receivables from Securitization Trusts                       26,203         417,420
  Other Assets                                                696,749         567,447
                                                         ------------    ------------
TOTAL ASSETS                                             $ 15,646,544    $ 13,857,385
                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                $    994,978    $  1,293,396
      Interest Bearing                                      7,859,272       7,535,714
                                                         ------------    ------------
        Total Deposits                                      8,854,250       8,829,110
    Short-Term Debt                                         1,958,299         639,023
    Long-Term Debt                                          2,941,165       2,774,493
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures                 450,759         329,239
    Accrued Interest and Other Liabilities                    549,481         294,737
                                                         ------------    ------------
        Total Liabilities                                  14,753,954      12,866,602
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized:
     Series D, 70,272 Issued                                    7,000           7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 49,205,897 and 48,814,463 Issued              14,587          14,469
    Capital Surplus                                           322,024         314,895
    Retained Earnings                                         647,675         672,348
    Accumulated Other Comprehensive Loss                      (98,696)        (17,929)
                                                         ------------    ------------
        Total Shareholders' Equity                            892,590         990,783
                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 15,646,544    $ 13,857,385
                                                         ============    ============

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME

                                                        Year Ended December 31,
                                                ------------------------------------
(In Thousands, Except Per Share Data)                 2001         2000         1999
------------------------------------------------------------------------------------
Interest Income:
 Interest and Fees on Loans and Leases          $  877,879   $  738,974   $  616,233
 Interest on Investment Securities                 208,300      227,701      109,894
 Other Interest Income                              21,061        4,306        4,588
                                                ----------   ----------   ----------
   Total Interest Income                         1,107,240      970,981      730,715
Interest Expense:
 Interest on Deposits:
  Savings and Demand Deposits                       68,559       78,421       59,057
  Time Deposits                                    317,810      301,918      209,743
                                                ----------   ----------   ----------
   Total Interest on Deposits                      386,369      380,339      268,800
 Interest on Short-Term Debt                        59,815       86,797       59,729
 Interest on Long-Term Debt                        157,402       95,839       52,354
 Interest on Junior Subordinated Debentures         30,551       20,033       13,200
                                                ----------   ----------   ----------
  Total Interest Expense                           634,137      583,008      394,083
                                                ----------   ----------   ----------
   Net Interest Income                             473,103      387,973      336,632
Provision for Loan and Lease Losses                225,748      131,281       48,417
                                                ----------   ----------   ----------
 Net Interest Income After Provision for
  Loan and Lease Losses                            247,355      256,692      288,215
Noninterest Income:
 Service Charges on Deposit Accounts                39,924       35,138       32,724
 Loan Servicing Fees                                43,146       50,335       29,362
 Other Service Charges and Fees                     57,554       53,205       41,316
 Leasing Income                                     43,888       42,269       40,902
 Gain on Sales of Loans and Leases - Non-Cash            -       34,447       83,055
 Gain on Sales of Loans and Leases - Cash            6,311       10,452       15,814
 Warrant Gains                                         412        7,500        9,147
 Security Gains                                          -          155           71
 Other                                              35,144       20,661       20,273
                                                ----------   ----------   ----------
  Total Noninterest Income                         226,379      254,162      272,664
Noninterest Expenses:
 Salaries, Wages and Benefits                      201,715      172,903      153,397
 Charges and Fees                                   34,024       23,280       15,679
 Occupancy                                          22,605       20,631       18,951
 Leasing Expense                                    52,548       26,636       23,076
 Equipment Expense                                  25,234       26,045       24,614
 Professional Fees                                  24,507       21,735       20,163
 Merger and Restructuring Charges                        -       39,300        4,200
 Other                                              76,665       62,379       66,910
                                                ----------   ----------   ----------
  Total Noninterest Expenses                       437,298      392,909      326,990
                                                ----------   ----------   ----------
Income Before Income Taxes                          36,436      117,945      233,889
Applicable Income Taxes                             13,107       44,331       82,940
                                                ----------   ----------   ----------
  Net Income                                    $   23,329   $   73,614   $  150,949
                                                ==========   ==========   ==========

Basic Earnings Per Common Share                 $      .46   $     1.49   $     3.18
Diluted Earnings Per Common Share                      .46         1.46         3.08

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                               Accumulated
                                                                                                     Other
(In Thousands,                  Preferred     Common     Capital    Retained    Treasury     Comprehensive
 Except Per Share Data)             Stock      Stock     Surplus    Earnings       Stock     Income/(Loss)       Total
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999        $ 7,000   $ 14,150   $ 276,796   $ 534,657   $ (21,425)       $  (9,024)   $ 802,154

Net Income                                                           150,949                                   150,949
Change in Unrealized
 Gains (Losses) on
 Marketable Securities                                                                            (40,873)     (40,873)
                                                                                                             ---------
   Comprehensive Income                                                                                        110,076
Cash Dividends Declared on:
 Common Stock ($.88/share)                                           (40,100)                                  (40,100)
 Preferred Stock ($12.38/share)                                         (870)                                     (870)
Principal Payments on Loans/
 Amortization of Expense
 Related to Employee Stock
 Benefit Plans                                               918          57                                       975
Exercise of Stock Options and
 Accompanying Tax Benefits                        68       4,619                                                 4,687
Purchase of Treasury Stock                                                        (8,645)                       (8,645)
Acquisition                                      169      22,191       1,779      30,070                        54,209
Distribution of Contingent
 Shares for Prior Year
 Acquisition                                      23       3,232                                                 3,255
Deferred Compensation
 Tax Adjustment                                              481                                                   481
                                  -------   --------   ---------   ---------   ---------        ---------    ---------
Balance at December 31, 1999        7,000     14,410     308,237     646,472           -          (49,897)     926,222

Net Income                                                            73,614                                    73,614
Change in Unrealized
 Gains (Losses) on
 Marketable Securities                                                                             31,968       31,968
                                                                                                             ---------
   Comprehensive Income                                                                                        105,582
Cash Dividends Declared on:
 Common Stock ($.96/share)                                           (46,789)                                  (46,789)
 Preferred Stock ($13.50/share)                                         (949)                                     (949)
Principal Payments on Loans/
 Amortization of Expense
 Related to Employee Stock
 Benefit Plans                                               780                                                   780
Liquidation of Employee
 Stock Benefit Plans                                       1,469                                                 1,469
Exercise of Stock Options and
 Accompanying Tax Benefits                        59       3,842                                                 3,901
Deferred Compensation
 Tax Adjustment                                              567                                                   567
                                  -------   --------   ---------   ---------   ---------        ---------    ---------
Balance at December 31, 2000        7,000     14,469     314,895     672,348           -          (17,929)     990,783

Net Income                                                            23,329                                    23,329
Other Comprehensive
 Income, Net of Tax:
 Cumulative Effect of a Change
  in Accounting Principle                                                                         (28,332)     (28,332)
 Change in Unrealized
  Gains (Losses) on:
   Hedging Instruments                                                                            (54,411)     (54,411)
   Marketable Securities                                                                            1,976        1,976
                                                                                                             ---------
    Total Comprehensive Income                                                                                 (57,438)
Cash Dividends Declared on:
 Common Stock ($.96/share)                                           (47,053)                                  (47,053)
 Preferred Stock ($13.50/share)                                         (949)                                     (949)
Exercise of Stock Options and
 Accompanying Tax Benefits                       113       6,477                                                 6,590
Distribution of Contingent
 Shares for Prior Year
 Acquisition                                       8         822                                                   830
Stock Repurchased and Cancelled                   (3)       (243)                                                 (246)
Deferred Compensation
 Tax Adjustment                                               73                                                    73
                                  -------   --------   ---------   ---------   ---------        ---------    ---------
Balance at December 31, 2001      $ 7,000   $ 14,587   $ 322,024   $ 647,675   $       -        $ (98,696)   $ 892,590
                                  =======   ========   =========   =========   =========        =========    =========

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                         -----------------------------------------
(In Thousands)                                                  2001           2000           1999
--------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                              $    23,329    $    73,614    $   150,949
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan and Lease Losses                       225,748        131,281         48,417
   Amortization of Goodwill                                    4,484          3,871          2,371
   Other Amortization and Accretion                              (84)       (28,311)       (18,925)
   Depreciation of Leased Equipment
    and Premises and Equipment                                47,577         48,379         44,119
   Tax Benefit Received from Exercise of Stock Options         2,706            513          1,613
   Realized Investment Security Gains                              -           (155)           (71)
   Proceeds From Sale of Loans Held for Sale               2,825,184      1,049,470      2,483,213
   Origination of Loans Held for Sale                     (2,834,074)    (1,192,804)    (2,460,853)
   Realized Gains on Loans Held for Sale                      (2,856)       (30,607)       (75,389)
   (Increase) Decrease in Trading Account Securities         (59,207)        32,767         15,737
   (Increase) Decrease in Interest Receivable                  4,402        (23,635)       (18,460)
   Increase in Other Assets                                 (131,264)        (2,654)       (48,084)
   Increase (Decrease) in Interest Payable                    (4,099)        22,209         (2,640)
   Deferred Income Taxes                                         857         20,001         18,861
   Increase (Decrease) in Other Liabilities                   63,310        (20,560)       (44,888)
                                                         -----------    -----------    -----------
    Net Cash Provided by Operating Activities                166,013         83,379         95,970
                                                         -----------    -----------    -----------
Investing Activities:
 Investment Securities Available for Sale:
  Proceeds from Sales                                      2,264,759      2,229,586        427,275
  Proceeds from Maturities and Prepayments                 1,120,965        485,028        259,415
  Purchases                                               (3,906,501)    (2,885,170)      (814,706)
 (Increase) Decrease in Receivables Due
  From Securitization Trusts                                 466,268        (91,134)      (250,326)
 Net Increase in Loans and Leases                         (1,556,527)    (2,580,382)      (876,813)
 Net (Increase) Decrease in Operating Lease Equipment          4,269        (70,605)       (27,327)
 Net Increase in Premises and Equipment                      (21,648)       (23,863)       (27,140)
 Acquisitions                                                      -       (129,190)           791
                                                         -----------    -----------    -----------
  Net Cash Used in Investing Activities                   (1,628,415)    (3,065,730)    (1,308,831)
                                                         -----------    -----------    -----------
Financing Activities:
 Net Increase (Decrease) in Deposits of
  Securitization Trusts                                     (468,500)        69,470        294,843
 Net Increase in Deposits                                    511,754      1,459,652        787,862
 Net Increase (Decrease) in Short-Term Debt                1,319,276       (436,107)       204,928
 Principal Payments on Long-Term Debt                       (149,674)      (492,459)      (232,974)
 Proceeds from Issuance of Long-Term Debt and
  Company's Junior Subordinated Debentures                   426,032      2,416,214        225,435
 Cash Dividends Paid                                         (48,002)       (47,738)       (40,970)
 Repurchase of Common Stock                                     (246)             -         (8,645)
 Proceeds from Exercise of Stock Options                       3,884          3,388          3,074
 Net Increase in Other Equity Items                               73          2,816            481
                                                         -----------    -----------    -----------
  Net Cash Provided by Financing Activities                1,594,597      2,975,236      1,234,034
                                                         -----------    -----------    -----------
   Increase (Decrease) in Cash and Cash Equivalents          132,195         (7,115)        21,173
Cash and Cash Equivalents at Beginning of Period             369,028        376,143        354,970
                                                         -----------    -----------    -----------
   Cash and Cash Equivalents at End of Period            $   501,223    $   369,028    $   376,143
                                                         ===========    ===========    ===========
Supplemental Disclosures of Cash Flow Information:
 Cash Paid for:
  Interest                                               $   634,239    $   560,801    $   396,093
  Income Taxes                                                20,044         58,883         47,120
 Non-Cash Activity:
  Transfer of Loans and Premises and Equipment
   to Other Real Estate                                       22,910         14,365          5,470
  Stock Issued in Purchase-Accounting Acquisitions                 -              -         54,209
  Residual Interest in Securitized Assets
   Created from the Sale of Loans                                  -        106,098        220,566

See notes to consolidated financial statements.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - ACCOUNTING POLICIES:
------------------------------
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

BASIS OF PRESENTATION:  The consolidated  financial  statements include the accounts of Provident and its  subsidiaries.  Certain estimates are
required  to  be  made  by  management  in  the   preparation   of  the
consolidated financial statements. Actual results may differ from those estimates.  All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to conform to the current year presentation.

STATEMENTS  OF CASH FLOWS:  For cash flow  purposes,  cash  equivalents include  amounts  due from banks and  federal  funds  sold and  reverse repurchase  agreements.  Generally,  federal  funds  sold  and  reverse repurchase agreements are purchased and sold for one-day periods.

REVERSE  REPURCHASE  AGREEMENTS AND REPURCHASE  AGREEMENTS:  Securities
purchased under agreements to resell ("reverse repurchase  agreements")
and  securities  sold  under  agreements  to  repurchase   ("repurchase
agreements") are treated as collateralized  financing  transactions and are recorded at the amounts at which the  securities  were  acquired or sold plus accrued  interest.  Securities,  generally  U.S.  government, federal  agency  and  agency  mortgage-backed  securities,  pledged  as collateral  under  these  financing  arrangements  cannot  be  sold  or repledged by the secured  party.  The fair value of  collateral  either received from or provided to a third party is continually  monitored by
Provident.

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

LOANS AND LEASES:  Loans are generally  stated at the principal  amount outstanding.  Loans that are  intended to be sold within a short period of time  are  classified  as held  for  sale.  Loans  held for sale are reported at the lower of aggregate  cost or market  value.  Interest on loans is computed on the outstanding  principal balance. The portion of loan fees which  exceeds  the  direct  costs to  originate  the loan is deferred and recognized as interest income over the actual lives of the related  loans  using the  interest  method.  Any  premium or  discount

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applicable to specific loans  purchased is amortized over the remaining lives of such loans  using the  interest  method.  Loans are  generally placed on  nonaccrual  status when the payment of principal or interest is past due 90 days or more. However,  installment loans are not placed on  nonaccrual  status  because  they are  charged off in the month the loans reach 120 days past due. In addition, loans that are well secured and in the process of collection  are not placed on nonaccrual  status.
When a loan  is  placed  on  nonaccrual  status,  any  interest  income previously  recognized  that has not been received is reversed.  Future interest  income  is  recorded  only  when a payment  is  received  and collection of principal is  considered  reasonably  assured.  Income on impaired loans is generally recognized on a cash basis.

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

RESERVE  FOR LOAN AND  LEASE  LOSSES:  The  reserve  for loan and lease losses is  maintained  at a level  necessary  to  absorb  losses in the lending portfolio.  The reserve is increased by charges to earnings, as
provisions  for  loan  and  lease  losses.   Loans  and  leases  deemed
uncollectible  are  charged  off and  deducted  from  the  reserve  and recoveries on loans and leases previously charged off are added back to the reserve.

Management's  determination  of the adequacy of the reserve is based on an  assessment  of the losses given the  conditions  at the time.  This assessment  consists of certain loans and leases being  evaluated on an individual  basis,  as well as all loans and leases  being  categorized based on common credit risk  attributes and being evaluated as a group.
Loans  and  leases  reviewed  on  an  individual  basis  include  large non-homogeneous  credits  where their  internal  credit rating is at or below a  predetermined  classification.  Corporate loans and leases not individually reviewed are segmented by their internal risk rating while consumer loans and leases are segmented by retail product. Analyses are performed  on each  segment  of the  portfolio  based  upon  trends  in delinquencies,  charge-offs,  economic factors and business strategies.
Adequacy  factors are adjusted based on any changes in expected  losses in the segment.

Provident  considers a corporate loan to be an impaired loan when it is probable  that all amounts due will not be  collected  according to the contractual terms of the loan agreement.  Provident  measures the value of an impaired loan based on the present value of expected  future cash flows  discounted  at the loan's  effective  interest  rate or, if more practical,  at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOAN AND LEASE  SECURITIZATIONS:  Provident has  securitized  loans and leases  it  originated  or  purchased.  Securitizations  have  provided
Provident with immediate cash flows to fund  additional  loan and lease originations  and  purchases.  Prior  to  June  30,  2000,  Provident's securitizations  were generally  structured as sales,  resulting in the removal  of the  loans  and  leases  from  the  balance  sheet  and the recognition of gains or losses on the income statement.  Since June 30,
2000,  Provident's  securitizations  have been  structured  as  secured financings,  resulting in  additional  debt on the balance sheet and no recognition of gains or losses on the income statement. The switch to a secured financing  structure does not affect the total profit Provident will  recognize  over the life of a loan, but rather impacts the timing of income recognition. Secured financing transactions, on a comparative basis,  cause reported  earnings from securitized  loans to be lower in the initial periods and higher in later periods,  as interest is earned on the loans. As a result, moving away from transaction structures that use gain-on-sale accounting will temporarily cause Provident's earnings to be lower over the near term.

Generally, when Provident structured its securitization transactions as sales, it retained (a) future cash flows of the underlying  loans,  net of payments  due to investors of the  securitization  trust,  servicing fees and other fees  (referred to as Retained  Interests in Securitized
Assets or "RISAs"),  (b) servicing rights on the loans and leases,  and
(c)  reserve  accounts  used  to  absorb  credit  losses  on the  loans securitized.  Gain or loss on the sale of the loans depended in portion on the previous carrying amount of the financial assets involved in the transfer,  allocated  between the assets  sold and the assets  retained based on their  relative fair value at the date of transfer.  To obtain fair  values,  quoted  market  prices are used if  available.  However, quotes are generally not  available for assets  retained,  so Provident generally  estimates  fair value based on the  present  value of future expected cash flows estimated using  management's best estimates of the key assumptions,  including credit losses,  prepayment speeds,  forward yield curves, and discount rates commensurate with the risks involved.

LEASED  EQUIPMENT  AND PREMISES AND  EQUIPMENT:  Leased  equipment  and premises  and  equipment  are  stated  at cost  less  depreciation  and amortization that are computed  principally on the straight-line method over the estimated useful lives of the assets.

OTHER  REAL  ESTATE AND  EQUIPMENT:  Other  real  estate and  equipment acquired through partial or total  satisfaction of loans is recorded at the lower of cost or fair value and is included in other  assets of the consolidated  balance  sheets.  Provident's  policy is to  include  the unpaid balance of applicable loans in the cost of other real estate and equipment.  However,  in no case is the  carrying  value of other  real estate and equipment greater than fair value.

CAPITALIZED  SERVICING  RIGHTS:  Servicing rights associated with loans sold with servicing  retained,  or the purchase of loan servicing,  are
capitalized   and  included  in  other  assets.   The  value  of  these
capitalized  servicing rights is amortized over the period of estimated net servicing  revenue and recorded as a reduction of servicing income.
The  carrying  value of  these  rights  is  periodically  reviewed  for impairment.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL AND OTHER  INTANGIBLES:  The excess of the purchase price over net identifiable  tangible and intangible assets acquired in a purchase business combination  (goodwill) is included in other assets.  Goodwill related to  acquisitions  has been amortized  over varying  periods not exceeding 25 years.

STOCK-BASED  COMPENSATION:  Statement of Accounting  Standards ("SFAS")
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

DERIVATIVE FINANCIAL INSTRUMENTS: Provident employs derivatives such as interest rate swaps, caps and floors to manage the interest sensitivity of certain on and  off-balance  sheet assets and  liabilities.  The net interest  income or expense on interest rate swaps,  caps and floors is accrued and  recognized  as an  adjustment  to the  interest  income or expense of the associated on and off-balance sheet asset or liability.

Provident  adopted  the  provisions  of SFAS No. 133,  "Accounting  for
Derivative Instruments and Hedging Activities",  as amended, on January
1, 2001. SFAS No. 133 requires that derivatives be recognized as either assets or liabilities  in the balance sheet and that those  instruments be  measured  at  fair  value.  The  accounting  for  the  gain or loss resulting  from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized  asset or liability,  or an unrecognized  firm commitment, the  gain or loss on the  derivative  will be  recognized  in  earnings together  with the  offsetting  loss or gain on the hedged  item.  This results in  earnings  recognition  only to the extent that the hedge is ineffective  in  achieving  offsetting  changes  in fair  value.  For a derivative  used  to  hedge  changes  in  cash  flows  associated  with forecasted  transactions,  the gain or loss on the effective portion of the  derivative  will be deferred,  and reported as  accumulated  other comprehensive  income, a component of shareholders'  equity, until such
time  the  hedged   transaction   affects   earnings.   For  derivative
instruments  not  accounted  for as  hedges,  changes in fair value are required to be  recognized  in  earnings.  Note 17 provides  additional detail on the accounting for derivative  instruments  and on derivative instruments held by Provident.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING  PRONOUNCEMENTS  EFFECTIVE FOR FUTURE PERIODS: In June 2001,
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

Provident will apply the new rules on accounting for goodwill and other intangible assets beginning in 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $2.9 million,  or six cents per share, per year. During 2002,
Provident  will perform the first of the required  impairment  tests of goodwill and indefinite lived intangible  assets as of January 1, 2002.
Provident  cannot  predict  what effect the results of these tests will have on its earnings and financial position.

In  June  2001,  SFAS  No.  143,   "Accounting  for  Asset   Retirement
Obligations" was issued. This SFAS requires entities to record the fair value of a liability for an asset  retirement  obligation in the period in which it is  incurred.  This  SFAS is  effective  for  fiscal  years beginning  after June 15, 2002,  with earlier  application  encouraged.
Provident  expects  to adopt  SFAS No. 143 as of January 1, 2003 and it does not expect that the  adoption of the SFAS will have a  significant impact on its financial position and results of operations.

SFAS No. 144,  "Accounting for the Impairment or Disposal of Long-Lived
Assets" becomes effective for fiscal years beginning after December 15,
2001,  with  earlier  application   encouraged.   This  SFAS  addresses
financial  accounting  and reporting for the  impairment or disposal of long-lived  assets and  supersedes  SFAS No. 121,  "Accounting  for the
Impairment  of  Long-Lived  Assets  and  for  Long-Lived  Assets  to be
Disposed  Of",  and the  accounting  and  reporting  provisions  of APB
Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment  of a  business.  Provident  expects  to adopt SFAS 144 as of
January 1, 2002 and it does not expect  that the  adoption  of the SFAS will have a significant impact on its financial position and results of operations.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES:
-------------------------------
The amortized cost and estimated market values of securities  available for sale at December 31 were as follows:

                                                         Gross          Gross      Estimated
                                       Amortized    Unrealized     Unrealized         Market
(In Thousands)                              Cost         Gains         Losses          Value
--------------------------------------------------------------------------------------------
2001:
  U.S. Treasury and Federal Agency
    Debentures                       $   302,912   $     4,046    $      (402)   $   306,556
  State and Political Subdivisions         3,185            28            (14)         3,199
  Mortgage-Backed Securities           2,700,620        10,544        (37,990)     2,673,174
  Other Securities                       576,874            10           (765)       576,119
                                     -----------   -----------    -----------    -----------
                                     $ 3,583,591   $    14,628    $   (39,171)   $ 3,559,048
                                     ===========   ===========    ===========    ===========
2000:
  U.S. Treasury and Federal Agency
    Debentures                       $   326,721   $       350    $    (1,614)   $   325,457
  State and Political Subdivisions         3,317             -            (16)         3,301
  Mortgage-Backed Securities           1,938,546         7,615        (30,559)     1,915,602
  Asset-Backed Securities                 44,257             -         (2,196)        42,061
  Other Securities                       728,363            10         (1,173)       727,200
                                     -----------   -----------    -----------    -----------
                                     $ 3,041,204   $     7,975    $   (35,558)   $ 3,013,621
                                     ===========   ===========    ===========    ===========

Investment  securities  with a  carrying  value of  approximately  $1.9 billion and $1.3 billion at December  31, 2001 and 2000,  respectively, were  pledged  as  collateral  to secure  public  and  trust  deposits, repurchase agreements,  Federal Home Loan Bank advances,  interest rate derivatives and for other purposes.

In 2001,  2000 and 1999 gross gains of $10.3 million,  $4.2 million and
$.5 million and gross  losses of $10.3  million,  $4.0  million and $.4
million,  respectively,   were  realized  on  the  sale  of  securities
available for sale.

Mortgage-backed  securities  are shown below  based on their  estimated average lives at December 31, 2001.  All other  securities are shown by contractual maturity.  Expected maturities will differ from contractual maturities  because  borrowers  may  have the  right to call or  prepay obligations with or without call or prepayment penalties.

                                         Amortized            Estimated
(In Thousands)                                Cost         Market Value
-----------------------------------------------------------------------
Due in one year or less                 $  346,457           $  351,170
Due after 1 through 5 years              2,145,981            2,146,277
Due after 5 through 10 years               804,082              791,684
Due after 10 years                         287,071              269,917
                                        ----------           ----------
   Total                                $3,583,591           $3,559,048
                                        ==========           ==========

NOTE 3 - LEASING:
-----------------
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

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial  lease  financing  includes  the leasing of  transportation, manufacturing,  construction, communication, data processing and office equipment.  The  majority  of  the  leases  are  classified  as  direct financing  leases,  with expiration  dates over the next 1 to 11 years.
Rentals  receivable  at December 31, 2001 and 2000 include $118 million and $109 million,  respectively,  for leveraged leases, which is net of principal and interest on the nonrecourse  debt. The residual values on the  leveraged  leases  that  were  entered  into are  estimated  to be approximately  $112  million and $127  million in total at December 31,
2001 and 2000, respectively.

Consumer lease financing is the leasing of automobiles.  The leases are classified as direct financing  leases,  with expiration dates over the next 1 to 7 years.

The components of the net investment in lease  financing at December 31 were as follows:

                                      2001                          2000
                           --------------------------    --------------------------
(In Thousands)              Commercial       Consumer     Commercial       Consumer
-----------------------------------------------------------------------------------
Rentals Receivable         $ 1,233,491    $   996,225    $   581,166    $   725,038
Leases in Process               15,961          2,398         15,003          3,717
Estimated Residual Value
 of Leased Assets              199,938        725,233        180,153        524,635
                           -----------    -----------    -----------    -----------
                             1,449,390      1,723,856        776,322      1,253,390
Less:  Unearned Income        (261,071)      (260,198)      (168,844)      (213,745)
                           -----------    -----------    -----------    -----------
 Net Investment in
  Lease Financing          $ 1,188,319    $ 1,463,658    $   607,478    $ 1,039,645
                           ===========    ===========    ===========    ===========

The following is a schedule by year of future minimum lease payments to be received on lease  financing  for the next five years as of December
31, 2001:

(In Thousands)                             Commercial          Consumer
-----------------------------------------------------------------------
2002                                       $  429,548         $ 280,088
2003                                          306,974           261,344
2004                                          192,543           222,425
2005                                          113,420           153,604
2006                                           61,239            67,143
Thereafter                                    129,767            11,621
                                           ----------         ---------
     Total                                 $1,233,491         $ 996,225
                                           ==========         =========

Operating  leases consist of the leasing of  transportation  equipment, manufacturing  equipment,  data  processing  and  office  equipment  to commercial clients. Terms of the leases range from 1 to 9 years. At the expiration of an operating lease, the leased property is generally sold or another lease  agreement is initiated.  Accumulated  depreciation of the operating lease equipment was $67.8 million and $67.4 million as of
December  31, 2001 and 2000,  respectively.  The future  gross  minimum rentals, by year, under  noncancelable  leases for the rental of leased equipment  are $30.7 million for 2002;  $24.4  million for 2003;  $19.8 million for 2004;  $11.1  million for 2005;  $6.6  million for 2006 and
$8.9 million thereafter.

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
Outstanding leases under these sale-leaseback transactions totaled $980
million  and  $1,135   million  as  of  December  31,  2001  and  2000,
respectively.

NOTE 4 - RESERVE FOR LOAN AND LEASE LOSSES:
-------------------------------------------
The  changes in the loan and lease  loss  reserve  for the years  ended
December 31 were as follows:

(In Thousands)                             2001         2000         1999
-------------------------------------------------------------------------
Balance at Beginning of Period        $ 154,300    $  94,045    $  78,867
Provision for Loan and Lease Losses
  Charged to Earnings                   225,748      131,281       48,417
Acquired Reserves                        10,003        2,377        1,263
Recoveries Credited to the Reserve       16,646       13,775       12,788
                                      ---------    ---------    ---------
                                        406,697      241,478      141,335
Losses Charged to the Reserve          (166,044)     (87,178)     (47,290)
                                      ---------    ---------    ---------
  Balance at End of Period            $ 240,653    $ 154,300    $  94,045
                                      =========    =========    =========

The following table shows  Provident's  investment in impaired loans as defined under SFAS No. 114 as amended by SFAS No. 118:

(In Thousands)                                           2001      2000
-----------------------------------------------------------------------
Impaired Loans Requiring a Valuation Allowance of
 $18.8 Million in 2001 and $8.1 Million in 2000       $64,245   $29,161
Impaired Loans Not Requiring a Valuation Allowance          -         -
                                                      -------   -------
   Total Impaired Loans                               $64,245   $29,161
                                                      =======   =======

Average Balance of Impaired Loans for the Year        $52,367   $38,000

Interest income recognized on impaired loans during 2001 or 2000 was $0 and $.2 million,  respectively.  The  valuation  allowance  recorded on impaired loans is included in the reserve for loan losses.

Loans and leases on  nonaccrual  status at December 31, 2001,  2000 and
1999  were  $176.9   million,   $96.0   million   and  $55.7   million,
respectively.  Loans renegotiated to provide a reduction or deferral of interest or  principal  were $0 at December  31, 2001 and 2000 and $1.5 million at December 31, 1999.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PREMISES AND EQUIPMENT:
--------------------------------

The following is a summary of premises and equipment at December 31:

(In Thousands)                                        2001         2000
-----------------------------------------------------------------------
Land                                             $  11,921    $  11,779
Buildings                                           40,802       38,772
Leasehold Improvements                              17,889       16,827
Furniture and Fixtures                             163,101      148,196
                                                 ---------    ---------
                                                   233,713      215,574
Less Depreciation and Amortization                (130,628)    (111,655)
                                                 ---------    ---------
  Total                                          $ 103,085    $ 103,919
                                                 =========    =========

Rent  expense  for all bank  premises  and  equipment  leases was $15.1 million,  $14.1  million  and  $12.9  million  in 2001,  2000 and 1999,
respectively.   The  future  gross  minimum  rentals,  by  year,  under
noncancelable leases for the rental of premises and equipment are $14.1 million in 2002,  $13.2 million in 2003,  $12.1 million in 2004,  $10.1 million in 2005, $9.2 million in 2006 and $28.3 million thereafter.

NOTE 6 - SHORT-TERM DEBT:
-------------------------
Short-term debt was as follows:

(Dollars in Thousands)                                      2001          2000          1999
--------------------------------------------------------------------------------------------
Year End Balance:
  Federal Funds Purchased and Repurchase Agreements   $1,643,238    $  443,073    $  774,551
  Commercial Paper                                       240,571       187,090       201,784
  Short Term Notes                                        74,490         8,860         1,500
Weighted Average Interest Rate at Year End:
  Federal Funds Purchased and Repurchase Agreements         2.28%         5.97%         4.35%
  Commercial Paper                                          1.67          6.02          5.09
  Short Term Notes                                          9.13          6.90          4.52
Maximum Amount Outstanding at Any Month End:
  Federal Funds Purchased and Repurchase Agreements   $1,923,501    $1,819,778    $1,261,003
  Commercial Paper                                       273,898       209,393       229,058
  Short Term Notes                                        74,490       177,560         1,500

At December 31,  2001,  Provident  had $200 million in general  purpose lines of credit with  unaffiliated  banks.  These  lines,  which expire
March 28, 2002,  are  renewable on an annual  basis.  As of January 16,
2002, these lines had not been used.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT:
------------------------
Long-term debt consisted of the following:

                                                                                 December 31,
                                          Stated    Effective    Maturity  -----------------------
(Dollars in Thousands)                  Rate (1)     Rate (2)        Date        2001         2000
--------------------------------------------------------------------------------------------------
Provident (Parent Company):
 Miscellaneous Notes                     Various      Various     Various  $      359   $    1,245
Subsidiaries:
 $1.5 Billion Bank Notes Program:
   Fixed Rate Senior                       8.50%        8.75%        2002      99,892       99,789
   Fixed Rate Senior                         n/a          n/a         n/a           -       12,500
 Notes Payable to
  Federal Home Loan Bank:
   Fixed Rate                               5.84         5.84        2009     253,210      253,336
   Fixed Rate                               5.98         5.98        2010     420,000      420,000
   Fixed Rate                            Various      Various     Various      57,915       64,681
 Subordinated Notes:
   Floating Rate                             n/a          n/a         n/a           -       24,750
   Fixed Rate                               7.13         2.84        2003      74,986       74,975
   Fixed Rate                               6.38         2.79        2004      99,867       99,802
 Secured Debt Financings:
   Secured by Auto Leases                   5.76         1.25        2004      69,884       83,777
   Secured by Auto Leases                   6.04         6.04        2005      29,496       33,328
   Secured by Auto Leases                   5.35         5.35        2007      29,775       32,511
   Secured by Auto Leases                   5.89         9.34        2007     430,141      458,360
   Secured by Auto Leases                   2.22         4.46        2007     287,158            -
   Secured by Residential Properties        6.98         3.32        2005     985,456      981,840
   Secured by Equipment Leases              7.27         7.27        2005      83,665      126,915
 Miscellaneous Notes                     Various      Various     Various      19,361        6,684
                                                                           ----------   ----------
                                                                            2,940,806    2,773,248
                                                                           ----------   ----------
      Total                                                                $2,941,165   $2,774,493
                                                                           ==========   ==========
(1) Stated rate reflects interest rate on notes as of December 31, 2001.
(2) Effective rate reflects interest rate paid as of December 31, 2001  after adjustments for notes issued at discount or premium, capitalized fees associated with the issuance of the debt and interest rate swap agreements entered to alter the payment characteristics.

Under Provident  Bank's amended $1.5 Billion Bank Notes program,  notes can be issued with either  fixed or floating  rates.  The notes are not secured  nor does the FDIC insure  them.  At December  31,  2001,  $1.4 billion was available under this program.

The notes payable to the Federal Home Loan Bank are  collateralized  by investment  securities and residential  loans with a book value of $1.3 billion.  They are  subordinated  to the claims of depositors and other creditors of Provident and are not insured by the FDIC.

At  December  31,  2001,  $175  million  of  subordinated   notes  were
outstanding.  A  percentage  of  subordinated  notes  qualify as Tier 2
capital  for   regulatory   capital   calculations.   These  notes  are
subordinated  to the  claims  of  depositors  and  other  creditors  of
Provident and are not insured by the FDIC.

In the third quarter of 2000, Provident decided to change the structure of its  securitizations  resulting in the  elimination of  gain-on-sale accounting.  Securitizations  of loans and leases  since this time have been structured to account for the transactions as secured  financings.
This type of securitization structure results in cash being received to fund future loan and lease  originations  and debt being  recorded.  In connection with these transactions, Provident has pledged $1 billion in residential and home equity loans,  $895 million in auto leases and $83 million in equipment leases.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2001, scheduled principal payments on long-term debt for the following five years were as follows:

(In Thousands)                   2002       2003       2004         2005      2006
----------------------------------------------------------------------------------
Provident (Parent Company)   $    120   $    120   $    119   $        -   $     -
Subsidiaries                  201,146    162,420    216,535    1,061,949    57,518

NOTE 8 - GUARANTEED  PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR
-----------------------------------------------------------------------
SUBORDINATED DEBENTURES:
------------------------
Wholly-owned  subsidiary trusts of Provident have issued $462.5 million of  preferred  securities  and, in turn,  purchased  $462.5  million of
newly-authorized   Provident  junior   subordinated   debentures.   The
debentures  provide interest and principal payments to fund the trusts'
obligations.   Provident  fully  and  unconditionally   guarantees  the
preferred securities. The preferred securities qualify as either Tier 1 or Tier 2 capital for bank regulatory purposes.  The sole assets of the trusts are the debentures. The junior subordinated debentures consisted of the following at December 31:

                                                               December 31,
                          Stated   Effective    Maturity   -------------------
(Dollars in Thousands)      Rate    Rate (1)        Date       2001       2000
------------------------------------------------------------------------------
November 1996 Issuance     8.60%       8.67%    12/01/26   $ 99,066   $ 99,004
June 1999 Issuance         8.75%       3.23%    06/30/29    121,391    121,259
November 2000 Issuance    10.25%       4.64%    12/31/30    109,141    108,976
March 2001 Issuance        9.45%       4.85%    03/30/31    121,161          -
                                                           --------   --------
      Total                                                $450,759   $329,239
                                                           ========   ========
(1) Effective rate  reflects interest rate paid as of  December 31, 2001 after adjustments  for notes  issued at discount  or premium,  capitalized  fees associated with the issuance of the debt and interest rate swap agreements entered to alter the payment characteristics.

NOTE 9 - INCOME TAXES:
----------------------
The composition of income tax expense follows:

(In Thousands)                                 2001      2000      1999
-----------------------------------------------------------------------
Current:
  Federal                                   $11,704   $22,681   $62,108
  State                                         546     1,649     1,971
                                            -------   -------   -------
                                             12,250    24,330    64,079
Deferred                                        857    20,001    18,861
                                            -------   -------   -------
    Total                                   $13,107   $44,331   $82,940
                                            =======   =======   =======

The effective tax rate differs from the  statutory  rate  applicable to corporations as a result of permanent  differences  between  accounting and taxable income. The  reconciliation  between income tax expense and the amount  computed by applying the statutory  federal income tax rate was as follows:

(In Thousands)                                     2001        2000        1999
-------------------------------------------------------------------------------
Tax at Statutory Rate (35%)                    $ 12,754    $ 41,280    $ 79,133
State Income Tax, Net of Federal Tax Benefit        355       1,072       1,281
Tax Effect of:
  Non-Deductible Amortization of Goodwill         1,257       1,273         529
  Tax Credits                                    (1,113)     (1,063)       (779)
  Other - Net                                      (146)      1,769       2,776
                                               --------    --------    --------
    Applicable Income Taxes                    $ 13,107    $ 44,331    $ 82,940
                                               ========    ========    ========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2001, for income tax purposes,  Provident had a federal net operating  loss  carryforward  of $103.0 million  available,  which expires in the year 2021.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  reporting  purposes  and the  amounts  used for  income  tax
purposes.   Significant   components   of   Provident's   deferred  tax
liabilities and assets as of December 31 are as follows:

(In Thousands)                                   2001       2000       1999
---------------------------------------------------------------------------
Deferred Tax Liabilities:
  Excess Lease and Partnership Income        $192,142   $147,821   $137,916
  Securitizations                              58,433     34,752     15,410
  Deferred Loan Costs                          30,485     26,600     11,094
  Other                                        19,225     13,599     14,071
                                             --------   --------   --------
    Total Deferred Tax Liabilities            300,285    222,772    178,491
                                             --------   --------   --------
Deferred Tax Assets:
  Reserve for Loan and Lease Losses            87,769     57,957     39,989
  Unrealized Loss on Investment Securities     53,150      9,654     26,843
  Deferred Compensation                         9,210      7,555      6,596
  Federal Net Operating Loss Carryforward      36,044          -          -
  Other                                        24,335     15,190      9,837
                                             --------   --------   --------
    Total Deferred Tax Assets                 210,508     90,356     83,265
                                             --------   --------   --------
      Net Deferred Tax Liabilities           $ 89,777   $132,416   $ 95,226
                                             ========   ========   ========

NOTE 10 - MERGERS AND ACQUISITIONS:
-----------------------------------
In September 2000,  Provident purchased Bank One Corporation's  Housing
and  Health  Care  Capital  business,   including  the  operations  and
substantially   all  of  the  assets  of  Banc  One   Capital   Funding
Corporation, a wholly-owned subsidiary of Bank One. The business, which was  renamed  Red  Capital  Group,  engages in the  financing  and loan servicing of multi-family  and health-care  facilities.  Provident paid
$129  million for the net assets  with $11  million of  goodwill  being recorded  which  was  being  amortized  over a 15 year  period.  As the acquisition  was recorded  under the purchase  accounting  method,  the assets acquired and liabilities assumed were recorded at estimated fair value and the accounts and  operations  of Red Capital  Group have been included  in the  consolidated  financial  statements  from the date of acquisition only.

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
The  goodwill  was  being  amortized  over  a 20  year  period.  As the

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisition  was recorded  under the purchase  accounting  method,  the assets acquired and liabilities assumed were recorded at estimated fair value and the accounts and  operations  of Oak Hills have been included in the consolidated  financial  statements from the date of acquisition only.

NOTE 11 - MERGER AND RESTRUCTURING CHARGES:
-------------------------------------------
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

The  merger  and  restructuring  charges  also  included  cash  outlays totaling  $12.6  million.  The  largest  of the  cash  outlays  was for
severance   costs   totaling  $8.6  million.   Additionally,   contract
termination  charges,  primarily from lease buyout agreements on rented facilities, of $2.3 million were expensed.  Finally,  professional fees in  connection  with the  acquisition  of  Fidelity  Financial  of $1.7 million were incurred. All cash outlays have been paid.

NOTE 12 - BENEFIT PLANS:
------------------------
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
Provident  paid  approximately  $4.1  million,  $5.9  million  and $8.8 million for 2001, 2000 and 1999, respectively.

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
Provident  incurred  expense of $1.5  million,  $1.4  million  and $1.2 million for this retirement plan for 2001, 2000 and 1999, respectively.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provident's LH Plan provides medical coverage as well as life insurance benefits  to  eligible  retirees.  Provident  pays the entire  cost for retirees who retired prior to 1993, however, Provident's responsibility for the  payment of  premiums  is limited to a maximum of two times the monthly premium costs as of the effective date of the LH Plan.  Monthly premiums exceeding the maximum amount payable by Provident shall be the responsibility of the retiree.  Provident may amend or terminate the LH
Plan  at any  time,  without  the  consent  of the  retirees.  Retirees retiring  after  1992 are  responsible  for the  entire  cost of the LH premiums.

The DCP permits participants, selected by the Compensation Committee of the Board of Directors,  to defer  compensation in a manner that aligns their  interests  with  those of  Provident  shareholders  through  the investment of deferred  compensation in Provident Common Stock. The DCP
allows   participants   to  postpone  the  receipt  of  5%  to  50%  of
compensation  until  retirement.  Amounts  deferred  are  invested in a
Provident Bank Stock Account or a Self-Directed Account. Provident will credit the Provident  Bank Stock Account with an amount  dependent upon
Provident's  pre-tax  earnings  per share,  for each share of Provident
Common Stock in the account.  The calculated  credit is charged against earnings by Provident  annually.  Under the DCP,  Provident paid $0 for
2001 and 2000 and $1.7 million for 1999.

Provident has Employee Stock Option Plans, an Advisory Directors' Stock
Option Plan and an Outside  Directors'  Stock Option  Plan.  During the
first quarter of 2000,  Provident  established an Employee Stock Option
Plan for the benefit of all Provident  associates not  participating in other stock  option  plans.  The other stock  option  plans are for the benefit of its key employees and  directors.  The Employee Stock Option
Plans made 12.3 million options available for grant. The options are to be granted,  with exercise  prices at market  value,  as of the date of grant. Options become exercisable beginning one year from date of grant generally at the rate of 20% per year.  The Advisory  Directors'  Stock
Option Plan and Outside  Directors'  Stock Option Plan  authorized  the issuance of 427,500 and 168,750 options, respectively.

The  following  table  summarizes  option  activity for the three years ended December 31, 2001:

                              2001                   2000                   1999
                      --------------------   --------------------   --------------------
                      Weighted               Weighted               Weighted
                       Average                Average                Average
                      Exercise   Number of   Exercise   Number of   Exercise   Number of
                         Price     Options      Price     Options      Price     Options
----------------------------------------------------------------------------------------
Outstanding at
 Beginning of Year      $28.84   5,480,365     $30.00    4,205,113    $27.52    3,747,888
  Acquired                   -           -          -            -      9.16       12,616
  Granted                29.17   1,407,432      27.29    2,079,600     37.78      761,285
  Exercised              10.37    (374,567)     17.27     (196,130)    14.46     (219,682)
  Canceled               30.82    (369,871)     35.30     (608,218)    27.37      (96,994)
                                 ---------               ---------              ---------
Outstanding at
 End of Year            $29.92   6,143,359     $28.84    5,480,365    $30.00    4,205,113
                                 =========               =========              =========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2001, 2000 and 1999,  there were  2,825,462,  2,396,315 and  2,159,150  options  exercisable,  respectively,  having a weighted
average   option  price  per  share  of  $28.61,   $24.26  and  $22.04,
respectively.  The following table summarizes  information  about stock options outstanding at December 31, 2001:

                              Options Outstanding                Options Exercisable
                   ----------------------------------------    -----------------------
                                       Weighted
                                        Average    Weighted                   Weighted
                                      Remaining     Average                    Average
       Range of         Number      Contractual    Exercise         Number    Exercise
Exercise Prices    Outstanding    Life in Years       Price    Exercisable       Price
--------------------------------------------------------------------------------------
$ 7.95 - $12.00        256,115              0.9      $ 9.73        256,115      $ 9.73
$12.01 - $18.00        519,184              3.1       14.61        519,184       14.61
$18.01 - $27.00      1,596,005              7.1       25.26        724,955       24.52
$27.01 - $40.00      2,827,720              8.0       31.80        683,081       34.59
$40.01 - $54.47        944,335              6.0       46.08        642,127       45.69

For purposes of providing the pro forma disclosures required under SFAS
No. 123, the fair value of stock options granted in 2001, 2000 and 1999 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes  option pricing model was developed for use in estimating  the fair  value of  traded  options  that  have no  vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Provident's stock options have characteristics  significantly  different from those of traded options, and because changes in the subjective input  assumptions can materially
affect  the  fair  value   estimate,   management   believes  that  the
Black-Scholes  model  may not  necessarily  provide a  reliable  single measure of the fair value of its stock options.

The  following  weighted-average  assumptions  were used in the  option pricing model for 2001, 2000 and 1999 respectively:  risk-free interest rates of 4.72%,  6.13% and 5.36%;  dividend yields of 3.00%,  3.00% and
3.50%;  volatility  factors of the expected market price of Provident's
Common  Stock of 28.8%,  26.9% and  24.4% and an  expected  life of the option  of 7 years  for each  year.  Based on  these  assumptions,  the weighted-average  fair value of options  granted in 2001, 2000 and 1999 was $8.35, $8.78 and $9.17, respectively.

No compensation  cost has been recognized for stock option grants.  Had compensation  cost been determined for stock option awards based on the fair values at grant dates as discussed  above,  Provident's net income and earnings per share would have been as follows:

                                             Year Ended December 31,
                                         ------------------------------
(In Thousands, Except Per Share Data)       2001       2000        1999
-----------------------------------------------------------------------
Pro-forma Net Income                     $17,294    $67,049    $146,142
Pro-forma Earnings Per Share:
  Basic                                     0.33       1.36        3.08
  Diluted                                   0.33       1.33        2.98

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS' EQUITY:
-------------------------------
In 1991,  Provident  issued  371,418  shares of Non-Voting  Convertible
Preferred Stock to American  Financial  Group as partial  consideration for the acquisition of Hunter Savings Association. During 1995, 301,146
shares of the Preferred  Stock were converted into 4,234,865  shares of
Common  Stock.  As of  December  31,  2001 and 2000,  70,272  shares of
Preferred  Stock remain  outstanding.  These shares have a stated value and  liquidation  value of $100 per  share  and a  conversion  ratio of
14.0625  shares  of   Provident's   Common  Stock  for  each  share  of
Convertible Preferred Stock.

On January 1, 2001,  Provident recorded an after-tax  transitional loss of $28.3  million in  connection  with the  adoption  of SFAS No.  133,
"Accounting  for  Derivative  Instruments  and Hedging  Activities".  A
description  of SFAS No. 133 is  provided  in Note 1. The  transitional loss was recorded in accumulated other  comprehensive  income (loss) of shareholders' equity of which a summary of activity follows:

(In Thousands)                                                       2001        2000
-------------------------------------------------------------------------------------
Accumulated Unrealized Losses on Securities Available
 for Sale at January 1, Net of Tax                               $(17,929)   $(49,897)
Net Unrealized Gains for the Period, Net of Tax Expense
 of $1,064 in 2001 and $17,268 in 2000                              1,976      32,069
Reclassification Adjustment for Gains Included in Net Income,
 Net of Tax Expense of $54 in 2000                                      -        (101)
                                                                 --------    --------
Effect on Other Comprehensive Income (Loss) for the Year            1,976      31,968
                                                                 --------    --------
Accumulated Unrealized Losses on Securities Available
 for Sale at December 31, Net of Tax                             $(15,953)   $(17,929)
                                                                 ========    ========
Accumulated Unrealized Gains on Derivatives Used in Cash
 Flow Hedging Relationships at January 1, Net of Tax             $      -    $      -
Cumulative Effect of Change in Accounting Principle, Net of
 Tax Benefit of $15,256 in 2001                                   (28,332)          -
Net Unrealized Losses for the Period, Net of Tax Benefit
 of $48,648 in 2001                                               (90,347)          -
Reclassification Adjustment for Losses Included in Net Income,
 Net of Tax Benefit of $19,350 in 2001                             35,936           -
                                                                 --------    --------
Effect on Other Comprehensive Income (Loss) for the Year          (82,743)          -
                                                                 --------    --------
Accumulated Unrealized Losses on Derivatives Used in Cash
 Flow Hedging Relationships at December 31, Net of Tax           $(82,743)   $      -
                                                                 ========    ========
Accumulated Other Comprehensive Income (Loss) at
 January 1, Net of Tax                                           $(17,929)   $(49,897)
Other Comprehensive Income (Loss), Net of Tax                     (80,767)     31,968
                                                                 --------    --------
Accumulated Other Comprehensive Income (Loss) at
 December 31, Net of Tax                                         $(98,696)   $(17,929)
                                                                 ========    ========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - EARNINGS PER SHARE:
-----------------------------
The  following  table sets forth the  computation  of basic and diluted earnings per share:

                                                           Year Ended December 31,
                                                     -----------------------------------
(In Thousands Except Per Share Data)                      2001         2000         1999
----------------------------------------------------------------------------------------
Basic:
  Net Income                                         $  23,329    $  73,614    $ 150,949
  Less Preferred Stock Dividends                          (949)        (949)        (870)
                                                     ---------    ---------    ---------
   Income Available to Common Shareholders              22,380       72,665      150,079
  Weighted-Average Common Shares Outstanding            49,011       48,744       47,187
                                                     ---------    ---------    ---------
  Basic Earnings Per Share                           $    0.46    $    1.49    $    3.18
                                                     =========    =========    =========
Diluted:
  Net Income                                         $  23,329    $  73,614    $ 150,949
  Weighted-Average Common Shares Outstanding            49,011       48,744       47,187
  Assumed Conversion of:
    Convertible Preferred Stock                            988          988          988
    Dilutive Stock Options (Treasury Stock Method)         550          608          843
                                                     ---------    ---------    ---------
  Dilutive Potential Common Shares                      50,549       50,340       49,018
                                                     ---------    ---------    ---------
  Diluted Earnings Per Share                         $    0.46    $    1.46    $    3.08
                                                     =========    =========    =========

NOTE 15 - REGULATORY CAPITAL REQUIREMENTS:
------------------------------------------
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

Quantitative  measures  established  by  regulation  to ensure  capital adequacy  require  Provident  and  Provident  Bank to maintain  minimum ratios of 4.00% for Tier 1 capital to average assets,  4.00% for Tier 1 capital to risk-weighted assets, and 8.00% for total risk-based capital to  risk-weighted  assets.  As of  December  31,  2001,  Provident  and
Provident Bank meet all capital requirements to which it is subject.

As of December 31, 2001,  Provident and Provident Bank's capital ratios were  categorized as well  capitalized for regulatory  purposes.  To be categorized  as well  capitalized,  Provident and  Provident  Bank must maintain  minimum ratios of 5.00% for Tier 1 capital to average assets,
6.00% for Tier 1 capital to risk-weighted  assets, and 10.00% for total
risk-based  capital  to  risk-weighted   assets.  There  have  been  no
subsequent  conditions or events which management believes have changed the institutions' status.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents  Provident and Provident Bank's regulatory capital information at December 31:

                                                    2001                    2000
                                            -------------------     -------------------
(Dollars in Thousands)                          Amount    Ratio         Amount    Ratio
---------------------------------------------------------------------------------------
Tier 1 Capital (to Average Assets):
   Provident (Consolidated)                 $1,212,150     7.87%    $1,242,389     9.56%
   The Provident Bank                        1,029,159     6.74        983,031     7.64
Tier 1 Capital (to Risk-Weighted Assets):
   Provident (Consolidated)                  1,212,150     8.86      1,242,389     9.18
   The Provident Bank                        1,029,159     7.59        983,031     7.32
Total Risk-Based Capital
 (to Risk-Weighted Assets):
   Provident (Consolidated)                  1,560,691    11.41      1,502,512    11.10
   The Provident Bank                        1,504,974    11.11      1,491,476    11.10

Federal banking agencies have adopted revised  regulatory capital rules regarding the treatment of certain recourse obligations,  direct credit
substitutes   and   residual   interests   in  asset   securitizations.
Requirements  of the revised rules  include (1)  deducting  from Tier 1 capital the amount of credit-enhancing  interest-only strips (a type of residual interests) that exceeds 25% of Tier 1 capital; (2) requiring a dollar in risk-based  capital for each dollar of residual interests not deducted  from  Tier 1  capital,  except  those  qualifying  under  the ratings-based  approach;  and (3) requiring that the gross-up treatment of assets sold with recourse,  along with the low-level  recourse rule, be applied to direct  credit  substitutes.  The  revised  rules  become effective  on January 1, 2002,  for new residual  interests  related to transactions  that settle after  December 31,  2001.  For  transactions settled  before  January  1,  2002,  application  of  the  new  capital treatment to the residuals  created will be delayed until  December 31,
2002.

Management   believes   that  the  revised  rules  will  apply  to  its
securitization  transactions  structured as sales and utilizing gain on sale  accounting.  However,  the impact of the revised  rules have been significantly reduced due to Provident's third quarter of 2000 decision to structure future  securitizations  in the form of secured financings rather  than  sales.  As  of  December  31,  2001,  Provident's  credit enhancing  interest-only  strips do not  exceed  25% of Tier I capital.
Therefore,  the most adverse implications of the revised rules will not apply.  Management does not believe that the revised rules will prevent
Provident from being classified as well capitalized.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - ASSET SECURITIZATION SALES:
-------------------------------------
Since  June  2000,   Provident  has   structured   its   securitization
transactions as secured  financings.  Prior to this time, the structure of many  of its  securitizations  resulted  in the  transactions  being treated as sales. During 2000 and 1999, Provident sold $1.4 billion and
$3.0  billion,  respectively,  of loans and  leases  in  securitization transactions. A summary of gains recognized on these sales follows:

(In Thousands)                           2001         2000         1999
-----------------------------------------------------------------------
Non-Cash Gains:
  Nonconforming Residential Loans         $ -      $30,291      $73,304
  Prime Home Equity Loans                   -        4,156        5,758
  Credit Card Loans                         -            -        3,993
                                          ---      -------      -------
                                            -       34,447       83,055
Cash Gains - Equipment Leases               -        9,083       13,164
                                          ---      -------      -------
    Total Gains                           $ -      $43,530      $96,219
                                          ===      =======      =======

For securitizations  structured as sales,  Provident retained servicing responsibilities and subordinated interests.  Provident receives annual servicing fees approximating  0.50% (for nonconforming  residential and prime  home  equity  loans)  and 0.75%  (for  equipment  leases) of the outstanding balance. Provident also possesses the rights to future cash flows  arising after the  investors of the  securitization  trusts have received the return for which they contracted,  referred to as retained interests in securitized  assets  ("RISAs").  RISAs are  subordinate to investors  of the  securitization  trust  with  its  value  subject  to prepayment  risks,  interest rate risks and credit risks (1996 and 1997 securitizations  only) on the  transferred  assets.  Components  of the
RISAs,  which are included within investment  securities on the balance sheet, follow:

                                          December 31, 2001            December 31, 2000
                                     ---------------------------   ---------------------------
                                     Nonconforming         Prime   Nonconforming         Prime
(In Thousands)                         Residential   Home Equity     Residential   Home Equity
----------------------------------------------------------------------------------------------
Estimated Cash Flows of Underlying
  Loans, Net of Payments to
  Certificate Holders                    $ 224,703     $  14,709       $ 402,122     $  29,117
Less:
  Estimated Credit Loss                     (6,356)         (227)         (6,045)         (275)
  Servicing and Insurance Expense          (24,918)       (1,584)        (46,650)       (4,026)
  Discount to Present Value                (19,721)       (1,953)        (47,324)       (1,892)
                                         ---------     ---------       ---------     ---------
Carrying Value of RISA                   $ 173,708     $  10,945       $ 302,103     $  22,924
                                         =========     =========       =========     =========

Provident had provided for credit  enhancements to its  securitizations structured  as sales  in the  form of  reserve  accounts.  The  reserve accounts are  maintained  at a  significantly  higher  balance than the level of  estimated  credit  losses to improve the credit  grade of the securitization  and thereby  reduce the rate paid to  investors  of the securitization  trust.  Credit losses are absorbed  directly into these reserve accounts.  Provident  estimates the amount of all credit losses based upon loan credit grades, collateral,  market conditions and other pertinent  factors.  Reserve  accounts  that are held at Provident  are classified as Receivables  from  Securitization  Trusts and do not earn
interest.   Reserve   accounts  that  earn  interest  are  recorded  as
investment securities.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2001,  Provident reached an agreement with the  securitization  insurer to release  the reserve  accounts  for the
nonconforming   residential  loan  securitizations  and  substitute  an
unfunded  demand note backed by a AAA rated  standby  letter of credit.
Actual losses, which have been reserved for, are submitted on a monthly basis to Provident by the trustee.  Should  Provident fail to reimburse the trustee for these monthly losses, the letter of credit can be drawn upon. There are no conditions that can accelerate this monthly process.

At  December  31,  the  reserve  accounts,  along  with  recorded  loss estimates, were as follows:

                                         December 31, 2001         December 31, 2000
                                      ----------------------    ----------------------
                                        Reserve         Loss      Reserve         Loss
(In Thousands)                         Accounts    Estimates     Accounts    Estimates
--------------------------------------------------------------------------------------
Nonconforming Residential Loans (1)   $       -    $ (75,051)   $ 467,413    $(100,224)
Equipment Leases                         60,700       (2,204)      61,972      (12,249)
Prime Home Equity Loans (1)              27,436       (1,233)      29,450       (1,171)
Credit Card                                   -            -       29,700            -
                                      ---------    ---------    ---------    ---------
                                      $  88,136    $ (78,488)   $ 588,535    $(113,644)
                                      =========    =========    =========    =========
(1) Total loss estimates, including those contained within the RISAs, are $81.4 million for nonconforming residential loans and $1.5 million for prime home equity loans as of December 31, 2001.

Various  economic  assumptions are used in the measurement of RISAs and loss estimates.  As of the date of securitization,  the key assumptions used for  securitizations  completed  during the year  indicated are as follows:

                             Nonconforming                  Prime                    Equipment
                              Residential                Home Equity                  Leasing
                       -----------------------     -----------------------     ---------------------
                       2001     2000      1999     2001     2000      1999     2001    2000     1999
----------------------------------------------------------------------------------------------------
Prepayment Speed:
  Initial Rate          n/a    13.73%    13.41%     n/a    10.00%    10.00%     n/a     n/a      n/a
  Peak Rate             n/a    35.00%    35.00%     n/a    30.00%    30.00%     n/a     n/a      n/a
  Weighted Average
   Life (in years)      n/a      2.4       2.4      n/a      2.1       2.1      n/a     n/a      n/a
Estimated Credit
 Losses:
  Annual Basis          n/a     1.14%     1.10%     n/a     0.20%     0.20%     n/a    1.00%    1.00%
  Percentage of
   Original Balance     n/a     2.84%     2.70%     n/a     0.47%     0.40%     n/a    2.00%    2.00%
Discount Rate           n/a    12.00%    12.00%     n/a    12.00%    12.00%     n/a    8.00%    8.00%

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following  sensitivity  table  provides the effects of an immediate
10% and 20% adverse  change to key  economic  assumptions  on RISAs and loss estimates as of December 31, 2001:

                                                     Nonconforming          Prime   Equipment
(Dollars in Millions)                                  Residential    Home Equity     Leasing
---------------------------------------------------------------------------------------------
Peak Prepayment Speed Assumption (Annual Rate)(1)          26% CPR        30% CPR         n/a
 Impact on Fair Value of 10% Adverse Change               $  (9.6)        $ (2.8)         n/a
 Impact on Fair Value of 20% Adverse Change               $ (19.3)        $ (5.2)         n/a

 Estimated Credit Loss Assumption(1)
  (Percentage of Original Balance)                           3.98%          0.19%        3.69%
 Impact on Fair Value of 10% Adverse Change               $ (12.4)        $ (0.1)      $ (2.3)
 Impact on Fair Value of 20% Adverse Change               $ (24.7)        $ (0.3)      $ (4.5)

 RISA Discount Rate(1)                                      12.00%         10.09%          n/a
 Impact on Fair Value of 10% Adverse Change               $  (6.9)        $ (0.5)          n/a
 Impact on Fair Value of 20% Adverse Change               $ (13.6)        $ (1.0)          n/a

(1) The  assumptions  used at  the time  of securitization  and the  assumptions  used in subsequently measuring  the carrying amount / fair value of the RISA and cash reserve accounts, while not the same, are conservative estimates at different points in time.

These  sensitivities  are hypothetical and should be used with caution.
The effect of a variation in a particular  assumption on the fair value of the RISA and loss estimates is calculated without changing any other assumption;  in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The table below summarizes certain cash flows received from and paid to securitization trusts:

                                                         Year Ended December 31,
                                                ---------------------------------------
(In Thousands)                                       2001           2000           1999
---------------------------------------------------------------------------------------
Proceeds From New Securitizations               $       -    $ 1,412,303    $ 2,723,810
Cash Flows Received from Interests Retained       193,357        130,720         88,490
Servicing Fees Received                            21,766         24,450         14,815
Prepayment and Late Fees Received                  17,662         13,365          8,345
Net Servicing Advances                            (61,749)       (44,246)       (28,050)

The   following   table   presents   quantitative   information   about
delinquencies,  net credit  losses and  components of  securitized  and portfolio loans and leases:

                                            2001                                      2000
                          ---------------------------------------   ---------------------------------------
                                                         Small to                                  Small to
                                                       Mid Ticket                                Mid Ticket
                          Nonconforming   Prime Home    Equipment   Nonconforming   Prime Home    Equipment
(Dollars in Thousands)      Residential       Equity       Leases     Residential       Equity       Leases
-----------------------------------------------------------------------------------------------------------
Average Assets:
  Securitized and Sold       $3,086,984   $  383,157   $  276,895      $3,665,639   $  452,213   $  383,804
  Portfolio                     993,436      510,812      733,716         345,397      160,187      177,728
                             ----------   ----------   ----------      ----------   ----------   ----------
   Total Managed Assets      $4,080,420   $  893,969   $1,010,611      $4,011,036   $  612,400   $  561,532
                             ==========   ==========   ==========      ==========   ==========   ==========
Year-End Assets:
  Securitized and Sold       $2,627,332   $  303,527   $  207,131      $3,625,033   $  471,873   $  359,457
  Portfolio                     918,458      688,798      926,271         781,861      238,162      325,281
                             ----------   ----------   ----------      ----------   ----------   ----------
   Total Managed Assets      $3,545,790   $  992,325   $1,133,402      $4,406,894   $  710,035   $  684,738
                             ==========   ==========   ==========      ==========   ==========   ==========
Net Charge-Offs:
   Total Managed Assets      $   63,651   $    2,816   $   17,430      $   31,582   $    1,406   $    9,096
                             ==========   ==========   ==========      ==========   ==========   ==========
Net Charge-Offs to
 Average Assets:
   Total Managed Assets            1.56%        0.31%        1.72%           0.79%        0.23%        1.62%
                             ==========   ==========   ==========      ==========   ==========   ==========
90 Days or More
 Delinquencies to
 Year-End Assets:
   Total Managed Assets           13.85%        0.21%        1.08%           7.78%        0.16%        1.82%
                             ==========   ==========   ==========      ==========   ==========   ==========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
--------------------------------------------------------
Provident uses derivative instruments to manage its interest rate risk.
These instruments  include interest rate swaps,  interest rate caps and interest rate floors.  In addition,  forward  delivery  commitments are entered by Red  Mortgage  Capital,  Inc. to assist with the issuance of mortgage-backed securities.

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
Provident  manages  its  credit  risk  in  these  instruments   through
counterparty  credit  policies.  At December  31, 2001,  Provident  had bilateral  collateral  agreements  in place  with  its  counterparties, against  which  Provident  has  pledged  investment  securities  with a carrying  value of $138 million as  collateral.  There were no past due amounts on any instruments as of December 31, 2001. Provident has never experienced a credit loss related to these instruments.

As discussed in Note 1,  Provident  adopted the  provisions of SFAS No.
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

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value  Hedging  Strategy:  Provident  uses  interest rate swaps to assist in the  management of its interest rate risk.  The interest rate swaps  effectively  modify  Provident's  exposure to  interest  risk by
converting  fixed  rate   liabilities,   generally  time  deposits  and
long-term  debt, to a floating rate.  These interest rate swaps involve the  receipt  of fixed rate  amounts  in  exchange  for  floating  rate interest  payments over the life of the agreements  without an exchange of the underlying principal amounts.

As the changes in fair value of the hedged  items offset the changes in fair value of the derivatives,  no material gain or loss was recognized at the time of adoption of SFAS No. 133 or for the year ended  December
31, 2001.

Cash Flow Hedging  Strategy:  Provident  has also entered into interest rate swap  agreements  to reduce the impact of interest rate changes on future interest payments of on and off-balance  sheet financing.  These interest rate swaps  convert  floating rate debt to a fixed rate basis.
These  interest rate swaps have  generally  been used to hedge interest
payments   involving   floating   rate  debt  and   off-balance   sheet
securitization transactions with maturities up to December 2012.

Upon the  adoption of SFAS No. 133 and for the year ended  December 31,
2001,  Provident recorded reductions in accumulated other comprehensive income of $28.3  million and $54.4  million,  respectively.  No gain or loss was  recognized  at the time of  adoption  or for the full year of
2001 as a result of  ineffective  cash  flow  hedges.  During  the next twelve months,  management  expects to reclassify  $29.8 million of net losses on derivative  instruments from accumulated other  comprehensive income to earnings  which it believes  will be offset by improved  cash flows of the hedged items associated with these derivative instruments.
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

                                      Interest Rate Swaps
                                      -------------------   Interest Rate Caps   Interest
                                      Receive         Pay   ------------------       Rate
(In Millions)                           Fixed       Fixed   Purchased     Sold     Floors
-----------------------------------------------------------------------------------------
At December 31, 2001:
  Off-Balance Sheet Securitizations    $  270      $2,317      $1,944   $1,944     $    -
  Certificates of Deposit               2,472           -           -        -          -
  Long-Term / Subordinated Debt           718         547       1,010    1,010          -
  Premium Index Deposits                    -         195           -        -          -
  Loans                                     -          45           -        -          -
  For Customers' Purposes                   -           -          48        -          -
                                       ------      ------      ------   ------     ------
    Totals                             $3,460      $3,104      $3,002   $2,954     $    -
                                       ======      ======      ======   ======     ======
At December 31, 2000:
  Off-Balance Sheet Securitizations    $  338      $1,966      $2,167   $2,167     $    -
  Certificates of Deposit               2,412           -           -        -          -
  Long-Term / Subordinated Debt           748         797         696      696          -
  Premium Index Deposits                    -         195           -        -          -
  Loans / Securities                        -          47           -        -      2,000
  For Customers' Purposes                   -           -          48        -          -
                                       ------      ------      ------   ------     ------
    Totals                             $3,498      $3,005      $2,911   $2,863     $2,000
                                       ======      ======      ======   ======     ======

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary  information with respect to the interest rate derivatives used to manage  Provident's  interest rate  sensitivity at December 31, 2001 follows:

                            Interest Rate Swaps
                            -------------------     Interest Rate Caps
                            Receive         Pay    --------------------
(Dollars in Millions)         Fixed       Fixed    Purchased       Sold
-----------------------------------------------------------------------
Notional Amount             $ 3,460     $ 3,104      $ 3,002    $ 2,954
Gross Unrealized Gains           57           -           85          -
Gross Unrealized Losses         (74)       (116)           -        (85)
Weighted Average:
  Receive Rate                 6.55%       2.02%         n/a        n/a
  Pay Rate                     2.23%       5.92%         n/a        n/a
  Strike Rate                   n/a         n/a         8.97%      8.97%
  Life (in years)              11.9         6.3         13.0       13.2

The  expected   notional   maturities  of  Provident's   interest  rate
derivative portfolio at December 31, 2001 are as follows:

                      Interest Rate Swaps
                      -------------------    Interest Rate Caps
                      Receive         Pay   -------------------
(In Millions)           Fixed       Fixed   Purchased      Sold     Total
-------------------------------------------------------------------------
Less than 1 Year      $     -     $   260     $    48   $     -   $   308
From 1 to 5 Years       1,033         756           -         -     1,789
From 5 to 10 Years        566       1,753           -         -     2,319
From 10 to 15 Years       794         335       2,954     2,954     7,037
More than 15 Years      1,067           -           -         -     1,067
                      -------     -------     -------   -------   -------
  Total               $ 3,460     $ 3,104     $ 3,002   $ 2,954   $12,520
                      =======     =======     =======   =======   =======

NOTE 18 - CREDIT RISK  TRANSFER  INSTRUMENTS,  CREDIT  COMMITMENTS  AND
-----------------------------------------------------------------------
STANDBY LETTERS OF CREDIT:
--------------------------
During 2001 and 2000,  Provident  entered  into  credit  risk  transfer transactions. Under the 2001 transaction, Provident transferred 97 1/2%
of the  credit  risk  on a $.9  billion  auto  lease  portfolio,  while retaining a 2 1/2%  first-loss  position.  Under the 2000  transaction,
Provident  transferred  98% of the credit risk on a $1.8  billion  auto lease portfolio,  while retaining a 2% first-loss position. As a result
of  these  transactions,   Provident  was  able  to  lower  its  credit
concentration  in auto leasing while  reducing its  regulatory  capital requirements.  As of December 31, 2001, the credit risk on $2.3 billion of on and  off-balance  sheet  auto  leases has been  transferred  from
Provident.

Commitments  to  extend  credit  are  financial  instruments  in  which
Provident   agrees  to  provide   financing  to   customers   based  on
predetermined  terms and  conditions.  Since many of the commitments to extend  credit are  expected to expire  without  being drawn upon,  the total  commitment  amounts do not  necessarily  represent  future  cash requirements. Provident evaluates each customer's creditworthiness on a case-by-case  basis.  The  amount  of  collateral  obtained  if  deemed
necessary   by  Provident   upon   extension  of  credit  is  based  on
management's  credit  evaluation of the  counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

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

(In Millions)                                     2001             2000
-----------------------------------------------------------------------
Commitments to Extend Credit                    $2,153           $2,519
Standby Letters of Credit                          193              213

NOTE 19 - LINE OF BUSINESS REPORTING:
-------------------------------------
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

(In Millions)                             2001         2000        1999
-----------------------------------------------------------------------
Total Revenue:
  Commercial Banking                 $   347.2    $   291.3    $  251.5
  Retail Banking                         265.8        254.2       232.3
  Mortgage Banking                        86.5         96.4       125.4
  Corporate Center                           -           .2          .1
                                     ---------    ---------    --------
                                     $   699.5    $   642.1    $  609.3
                                     =========    =========    ========

Net Income:
  Commercial Banking                 $       -    $    60.8    $   69.8
  Retail Banking                          29.5         37.0        44.1
  Mortgage Banking                        (6.2)         2.7        39.7
  Corporate Center                           -           .1           -
  Merger and Restructuring Charges           -        (27.0)       (2.7)
                                     ---------    ---------    --------
                                     $    23.3    $    73.6    $  150.9
                                     =========    =========    ========
Average Assets:
  Commercial Banking                 $   6,936    $   5,458    $  4,553
  Retail Banking                         3,323        2,397       1,746
  Mortgage Banking                       2,075        1,248         647
  Corporate Center                       2,691        3,042       2,924
                                     ---------    ---------    --------
                                     $  15,025    $  12,145    $  9,870
                                     =========    =========    ========

NOTE 20 - TRANSACTIONS WITH AFFILIATES:
---------------------------------------
At December 31, 2001, Carl H. Lindner,  members of his immediate family and trusts for their benefit,  owned 44% of American  Financial Group's
Common Stock.  This group,  along with Carl H.  Lindner's  siblings and entities  controlled by them, or established  for their benefit,  owned
46% of Provident's Common Stock at year-end 2001.  Provident leases its home office space and other office space from a trust,  for the benefit of a  subsidiary  of  American  Financial  Group.  Rentals  charged  by
American  Financial  Group and  affiliates for the years ended December
31, 2001, 2000 and 1999 amounted to $3.1 million, $3.0 million and $2.5 million, respectively.

Provident has had certain transactions with various executive officers, directors and principal  holders of equity  securities of Provident and its subsidiaries and entities in which these  individuals are principal owners.  Various loans and leases have been made as well as the sale of commercial paper and repurchase agreements to these persons. Such loans and leases to these persons aggregated  approximately $42.8 million and
$42.5 million at December 31, 2001 and 2000, respectively. During 2001, new  loans  and  leases  aggregating  $22.5  million  were made to such parties and loans and leases aggregating $22.2 million were repaid. All of the loans and leases were made at market  interest rates and, in the opinion of management,  all amounts are fully collectible.  At December
31, 2001 and 2000,  these  persons held  Provident's  commercial  paper
amounting   to   $17.5   million   and   $16.7 million,   respectively.
Additionally,  repurchase  agreements in the amount of $7.7 million and
$12.8 million  had been sold to these  persons at December 31, 2001 and
2000,  respectively.  All of these transactions were at market interest rates.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
----------------------------------------------
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

                                           2001                            2000
                               ----------------------------    ----------------------------
                                   Carrying            Fair        Carrying            Fair
(In Thousands)                        Value           Value           Value           Value
--------------------------------------------------------------------------------------------
Financial Assets:
  Cash and Cash Equivalents    $    501,223    $    501,223    $    369,028    $    369,028
  Trading Account Securities        101,156         101,156          41,949          41,949
  Loans Held for Sale               217,914         217,914         206,168         206,168
  Investment Securities           3,559,048       3,559,048       3,013,621       3,013,621
  Loans and Leases               10,495,956      10,581,971       9,076,906       9,094,744
  Less: Reserve for Losses         (240,653)              -        (154,300)              -
                                 ----------      ----------       ---------       ---------
    Net Loans and Leases         10,255,303      10,581,971       8,922,606       9,094,744
Financial Liabilities:
  Deposits                        8,854,250       8,867,237       8,829,110       8,772,651
  Short-Term Debt                 1,958,299       1,958,299         639,023         639,023
  Long-Term Debt and Junior
    Subordinated Debentures       3,391,924       3,309,106       3,103,732       3,132,238
Derivative Instruments:
  Interest Rate Swaps              (132,664)       (132,664)              -         (63,785)
  Interest Rate Caps                      -               -               -          (2,523)
  Interest Rate Floors                    -               -               -          12,889

The  following  methods  and  assumptions  were  used by  Provident  in estimating its fair value disclosures for financial instruments:

   Cash and cash  equivalents:  The carrying amounts reported in the balance  sheet for cash and  short-term  instruments  approximate those assets' fair values.

   Trading account securities and investment securities: Fair values for trading  account  securities  and  investment  securities are based on quoted market prices, where available.  If quoted market prices are not available,  fair values are based on quoted market
   prices  of   comparable   instruments.   Retained   interests  in
   securitized   assets  is  valued  using   discounted   cash  flow
   techniques.  Significant  assumptions  used in the  valuation are presented in Note 16.

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

   Derivative  instruments:  For 2001,  the fair value of derivative instruments  has been  recognized as either assets or liabilities in the balance sheet in  accordance to SFAS No. 133,  "Accounting for Derivative Instruments and Hedging Activities". For 2000, the
   fair value of derivative  instruments  was not  recognized in the balance sheet. The fair value of derivative  instruments is based upon current market quotes.

NOTE 22 - ADDITIONAL INFORMATION:
---------------------------------
LEGAL CONTINGENCIES: Provident is subject to litigation in the ordinary course of business.  Management  does not expect such  litigation  will have a material adverse effect on Provident's financial position.

RESTRICTIONS ON CASH AND NONINTEREST BEARING DEPOSITS:  Federal Reserve
Board  regulations  require that The Provident  Bank  maintain  certain minimum reserve balances.  The average amount of those reserve balances for the year ended December 31, 2001, was approximately $62.6 million.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER REAL ESTATE AND EQUIPMENT  OWNED:  At December 31, 2001 and 2000,
the carrying  value of other real estate and equipment  owned was $20.9 million and $8.8 million, respectively.

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

The  subsidiaries  and their total  assets as of December  31, 2001 and
2000 follow (in thousands):

                                                       December 31,
                                                  ---------------------
Subsidiary                                            2001         2000
-----------------------------------------------------------------------
Provident Auto Leasing Company                    $546,686     $376,631
Provident Auto Rental LLC 2000-1                   374,242      381,754
Provident Auto Rental LLC 2001-1                   345,432            -
Provident Auto Rental LLC 1999-1                   202,473      174,763
Provident Lease Receivables Company LLC            193,139      233,566
Provident Auto Rental LLC 2000-2                   159,537       24,236
Provident Auto Rental Company LLC 1998-2            41,306       34,556
Provident Auto Rental Company LLC 1998-1            37,330       31,291

The  above  amounts   include   items  which  are   eliminated  in  the
Consolidated Financial Statements.

RESTRICTIONS  ON TRANSFER  OF FUNDS FROM  SUBSIDIARIES  TO PARENT:  The
transfer  of funds by The  Provident  Bank to the parent as  dividends, loans or advances is subject to various laws and regulations that limit the amount of such  transfers.  The amount of dividends  available  for payment  in  2002  by The  Provident  Bank  to the  parent  company  is approximately $46.6 million, plus 2002 net income.  Pursuant to Federal
Reserve and State  regulations,  the  maximum  amount  available  to be loaned to affiliates (as defined),  including its Parent,  by Provident
Bank, was  approximately  $166.3 million to any single  affiliate,  and
$332.6  million to all  affiliates  combined of which $60.8 million was loaned at December 31, 2001.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARENT  COMPANY  FINANCIAL  INFORMATION:  Parent Company only condensed financial  information  for  Provident  Financial  Group,  Inc.  is  as follows:

                      BALANCE SHEETS (PARENT ONLY)

                                                        December 31,
                                                  -----------------------
(In Thousands)                                          2001         2000
-------------------------------------------------------------------------
ASSETS
  Cash and Cash Equivalents                       $  157,168   $   94,336
  Investment Securities Available for Sale           315,018      299,323
  Investment in Subsidiaries:
    Banking                                        1,039,706    1,062,679
    Non-Banking                                       18,782       11,613
  Other Assets                                        99,005      103,022
                                                  ----------   ----------
TOTAL ASSETS                                      $1,629,679   $1,570,973
                                                  ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Accounts Payable to Banking Subsidiaries      $   12,459   $   28,214
    Other Accounts Payable and Accrued Expenses       18,636       23,963
    Commercial Paper                                 240,571      187,090
    Long-Term Debt and
     Junior Subordinated Debentures                  465,423      340,923
                                                  ----------   ----------
      Total Liabilities                              737,089      580,190
  Shareholders' Equity                               892,590      990,783
                                                  ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $1,629,679   $1,570,973
                                                  ==========   ==========

                   STATEMENTS OF INCOME (PARENT ONLY)

                                                         Year Ended December 31,
                                                     ------------------------------
(In Thousands)                                           2001       2000       1999
-----------------------------------------------------------------------------------
Income:
  Dividends from Banking Subsidiaries                $ 15,000   $ 37,000   $ 60,000
  Interest Income from Banking Subsidiaries            24,944     13,232      8,869
  Other Interest Income                                 1,469      4,951      5,504
  Noninterest Income                                    7,492      5,712      1,976
                                                     --------   --------   --------
                                                       48,905     60,895     76,349
Expenses:
  Interest Expense                                     40,762     34,795     24,934
  Noninterest Expense                                   2,842      2,668      3,030
                                                     --------   --------   --------
                                                       43,604     37,463     27,964
                                                     --------   --------   --------
Income Before Taxes and Equity in Undistributed
  Net Income of Subsidiaries                            5,301     23,432     48,385
Applicable Income Tax Credits                           7,936      6,624      4,439
                                                     --------   --------   --------
Income Before Equity in Undistributed Net Income
  of Subsidiaries                                      13,237     30,056     52,824
Equity in Undistributed Net Income of Subsidiaries     10,092     43,558     98,125
                                                     --------   --------   --------
Net Income                                           $ 23,329   $ 73,614   $150,949
                                                     ========   ========   ========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 STATEMENTS OF CASH FLOWS (PARENT ONLY)

                                                        Year Ended December 31,
                                                 -----------------------------------
(In Thousands)                                        2001         2000         1999
------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                      $  23,329    $  73,614    $ 150,949
 Adjustment to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Net Income from Subsidiaries                    (25,092)     (80,558)    (158,125)
   Cash Dividends Received From Subsidiaries        15,000       37,000       60,000
   Amortization of Goodwill and Other                1,066          805          799
   Tax Benefit Received from Exercise
    of Stock Options                                 2,706          513        1,613
   Realized Investment Security (Gains) Losses         (72)         493          (63)
   (Increase) Decrease in Interest Receivable          177           39       (1,913)
   (Increase) Decrease in Other Assets               3,783      (40,026)      18,352
   Increase (Decrease) in Interest Payable            (261)          76         (129)
   Increase (Decrease) in Other Liabilities        (20,821)      10,193        4,410
                                                 ---------    ---------    ---------
    Net Cash Provided by (Used In)
     Operating Activities                             (185)       2,149       75,893
                                                 ---------    ---------    ---------
Investing Activities:
 Investment Securities Available for Sale:
  Proceeds from Sales                               19,379      129,648      115,829
  Proceeds from Maturities and Prepayments          15,234       87,358       17,996
  Purchases                                        (50,671)    (330,583)    (171,683)
                                                 ---------    ---------    ---------
   Net Cash Used In Investing Activities           (16,058)    (113,577)     (37,858)
                                                 ---------    ---------    ---------
Financing Activities:
 Net Increase (Decrease) in Commercial Paper        53,481      (14,694)     (43,507)
 Principal Payments on Long-Term Debt                 (391)     (74,764)        (914)
 Proceeds from Issuance of Long-Term Debt and
  Junior Subordinated Debentures                   124,432      186,706      124,984
 Cash Dividends Paid                               (48,002)     (47,738)     (40,970)
 Repurchase of Common Stock                           (246)           -       (8,645)
 Proceeds from Exercise of Stock Options             3,884        3,388        3,074
 Contribution to Subsidiaries                      (54,986)      (3,480)    (112,478)
 Net Increase in Other Equity Items                    903        2,816          481
                                                 ---------    ---------    ---------
  Net Cash Provided by (Used In)
   Financing Activities                             79,075       52,234      (77,975)
                                                 ---------    ---------    ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                   62,832      (59,194)     (39,940)
Cash and Cash Equivalents at Beginning of Year      94,336      153,530      193,470
                                                 ---------    ---------    ---------
 Cash and Cash Equivalents at End of Year        $ 157,168    $  94,336    $ 153,530
                                                 =========    =========    =========

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SUPPLEMENTARY DATA

Quarterly Consolidated Results of Operations - (Unaudited)
----------------------------------------------------------

The following are quarterly  consolidated results of operations for the two years ended December 31, 2001.

                                           Fourth        Third       Second        First
(In Thousands Except Per Share Data)      Quarter      Quarter      Quarter      Quarter
----------------------------------------------------------------------------------------
2001:
 Total Interest Income                  $ 257,856    $ 281,477    $ 282,889    $ 285,018
 Total Interest Expense                  (132,941)    (157,805)    (167,250)    (176,141)
                                        ---------    ---------    ---------    ---------
  Net Interest Income                     124,915      123,672      115,639      108,877
 Provision for Loan and Lease Losses     (111,151)     (66,010)     (24,900)     (23,687)
                                        ---------    ---------    ---------    ---------
  Net Interest Income After Provision
   for Loan and Lease Losses               13,764       57,662       90,739       85,190
 Noninterest Income                        51,521       57,103       64,383       53,372
 Noninterest Expense                     (110,077)    (125,863)    (105,902)     (95,456)
                                        ---------    ---------    ---------    ---------
  Income Before Income Taxes              (44,792)     (11,098)      49,220       43,106
 Applicable Income Taxes                   15,901        3,663      (17,368)     (15,303)
                                        ---------    ---------    ---------    ---------
  Net Income                            $ (28,891)   $  (7,435)   $  31,852    $  27,803
                                        =========    =========    =========    =========
 Net Earnings Per Common Share:
  Basic                                 $    (.59)   $    (.16)   $     .65    $     .56
  Diluted (1)                                (.59)        (.16)         .63          .55
  Cash Dividends                              .24          .24          .24          .24

2000:
 Total Interest Income                  $ 276,982    $ 238,454    $ 233,616    $ 221,929
 Total Interest Expense                  (171,781)    (143,187)    (139,313)    (128,727)
                                        ---------    ---------    ---------    ---------
  Net Interest Income                     105,201       95,267       94,303       93,202
 Provision for Loan and Lease Losses      (69,331)     (42,550)      (9,700)      (9,700)
                                        ---------    ---------    ---------    ---------
  Net Interest Income After Provision
   for Loan and Lease Losses               35,870       52,717       84,603       83,502
 Noninterest Income                        62,489       52,452       70,283       68,938
 Noninterest Expense                      (96,831)     (88,151)     (84,905)    (123,022)
                                        ---------    ---------    ---------    ---------
  Income Before Income Taxes                1,528       17,018       69,981       29,418
 Applicable Income Taxes                     (528)      (6,065)     (25,092)     (12,646)
                                        ---------    ---------    ---------    ---------
  Net Income                            $   1,000    $  10,953    $  44,889    $  16,772
                                        =========    =========    =========    =========
 Net Earnings Per Common Share:
  Basic                                 $     .02    $     .22    $     .92    $     .34
  Diluted                                     .02          .22          .89          .33
  Cash Dividends                              .24          .24          .24          .24

(1) The  quarterly  diluted  earnings  per share numbers for  the  fourth  and  third quarters of 2001 have been changed from that previously reported [(.57) and (.15), respectively]  due to the GAAP requirement that diluted earnings per share  cannot exceed basic earnings per share.  Year-to-date earnings per share were not changed as this requirement did not alter previously reported numbers.

Quarterly  earnings  per share  numbers do not  necessarily  add to the year-to-date  amounts due to the treasury  stock method of  calculating earnings per share and to rounding.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

                                PART III

The  following  items are  incorporated  by  reference  to  Provident's definitive proxy statement to be filed with the Commission  pursuant to
Regulation  14A within 120 days after the close of  Provident's  fiscal year ending December 31, 2001:

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
                                         Annual Meeting of
                                         Shareholders.

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

    Number  Exhibit Description          Filing Status
    ------  -------------------          -------------
    4.1     Instruments defining the     Provident has no outstanding
            rights of security           issue of indebtedness
            holders                      exceeding 10% of the assets
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
            and Christopher J. Carey(1)

    10.13   Registration of Preferred    Incorporated by reference to
            Capital Securities of        Form S-3 as amended by Form
            Provident Capital Trust      Form S-3/A File No.
            III and IV                   333-93603).

    10.14   Registration of Glenway      Incorporated by reference to
            Financial Corporation 1990   Form S-8 (File No. 333-96503)
            Stock Option and Incentive   and Form S-8 (File No. 333-
            Plan, Fidelity Federal       55698).
            Savings Bank 1992 Stock
            Incentive Plan, Fidelity
            Financial of Ohio, Inc.
            1997 Stock Option Plan,
            OHSL Financial Corp. 1992
            Stock Option and Incentive
            Plan and Provident 2000
            Employee Stock Option Plan
            (as amended)(1)

    10.15   Provident Deferred           Incorporated by reference to
            Compensation Plan (As        Form 10-K for 2000.
            Amended)(1)

            PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

    Number  Exhibit Description          Filing Status
    ------  -------------------          -------------
    10.16   Provident 1997 Stock         Incorporated by reference to
            Option Plan(1)               Form S-8 (File No. 333-28393)
                                         and Form S-8 (File No. 333-
                                         61142).

    10.17   Provident 1996 Non-          Incorporated by reference to
            Executive Officer Stock      Form S-8 (File No. 333-16983).
            Option Plan(1)

    10.18   Separation agreement         Incorporated by reference to
            between Provident Financial  Form 10-Q for the second
            and Philip R. Myers(1)       quarter of 2001.

    10.19   Provident Dividend           Incorporated by reference to
            Reinvestment Plan            Form S-3 (File No. 333-67754).

    10.20   Provident 2002 Outside       Filed herewith.
            Directors Stock Option
            Plan(1)

    21      Subsidiaries of Provident    Filed herewith.

    23      Consent of Independent       Filed herewith.
            Auditors

     (1) Management Compensatory Agreements

(b)  Reports on Form 8-K:

     Form 8-K (Items 5 and 7) filed on January 3, 2002.

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
                                                 February 21, 2002

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this report has been signed below by the following persons on behalf of
Provident  Financial Group, Inc. and in the capacities and on the dates indicated.

       Signature                  Capacity                     Date
       ---------                  --------                     ----
/s/Robert L. Hoverson    Director and President       February 21, 2002
-----------------------  (Principal Executive Officer)
   Robert L. Hoverson

/s/Jack M. Cook          Director                     February 21, 2002
-----------------------
   Jack M. Cook

/s/Thomas D. Grote, Jr.  Director                     February 21, 2002
-----------------------
   Thomas D. Grote, Jr.

/s/Philip R. Myers       Director                     February 21, 2002
-----------------------
   Philip R. Myers

/s/Joseph A. Pedoto      Director                     February 21, 2002
-----------------------
   Joseph A. Pedoto

/s/Sidney A. Peerless    Director                     February 21, 2002
-----------------------
   Sidney A. Peerless

/s/Joseph A. Steger      Director                     February 21, 2002
-----------------------
   Joseph A. Steger

/s/Christopher J. Carey  Executive Vice President     February 21, 2002
-----------------------  and Chief Financial Officer
   Christopher J. Carey