Form 10-Q
period 2002-03-31
PROVIDENT FINANCIAL GROUP INC
filed 2002-05-15
CIK 316770

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934

For the Quarterly Period Ended                               Commission File
March 31, 2002                                                    No. 1-8019

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

                            Yes   X       No
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest  practicable date: Common stock,  without par value, outstanding at April 30, 2002 is 49,287,390.

                    Please address all correspondence to:

                            Christopher J. Carey
            Executive Vice President and Chief Financial Officer
                       Provident Financial Group, Inc.
                           One East Fourth Street
                           Cincinnati, Ohio 45202

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                          INDEX TO QUARTERLY REPORT

                                ON FORM 10-Q

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . 12

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . 31

PART II. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . 32

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                            March 31,    December 31,
                                                              2002           2001
(Dollars in Thousands)                                    (Unaudited)
-------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                $    227,137    $    378,257
  Federal Funds Sold and Reverse Repurchase Agreements         96,313         122,966
  Trading Account Securities                                  100,002         101,156
  Loans Held for Sale                                         125,421         217,914
  Investment Securities Available for Sale
   (amortized cost - $3,935,457 and $3,510,601)             3,897,222       3,486,058
  Loans and Leases (Net of Unearned Income):
    Corporate Lending:
      Commercial                                            4,321,443       4,540,088
      Mortgage                                                862,514         939,824
      Construction                                            563,425         528,008
      Lease Financing                                       1,220,299       1,188,319
    Consumer Lending:
      Residential                                             848,676         922,747
      Installment                                             911,151         913,312
      Lease Financing                                       1,431,132       1,463,658
                                                         ------------    ------------
        Total Loans and Leases                             10,158,640      10,495,956
    Reserve for Loan and Lease Losses                        (240,663)       (240,653)
                                                         ------------    ------------
        Net Loans and Leases                                9,917,977      10,255,303
  Leased Equipment                                            178,393         185,863
  Premises and Equipment                                      101,794         103,085
  Goodwill                                                     82,432          80,649
  Other Assets                                                631,785         642,303
                                                         ------------    ------------
TOTAL ASSETS                                             $ 15,358,476    $ 15,573,554
                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                $    849,694    $    994,978
      Interest Bearing                                      8,056,706       7,859,272
                                                         ------------    ------------
        Total Deposits                                      8,906,400       8,854,250
    Short-Term Debt                                         1,668,360       1,885,309
    Long-Term Debt                                          2,881,313       2,941,165
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures                 450,759         450,759
    Accrued Interest and Other Liabilities                    529,099         549,481
                                                         ------------    ------------
        Total Liabilities                                  14,435,931      14,680,964
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized,
     Series D, 70,272 Issued                                    7,000           7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 49,257,004 and 49,205,897 Issued              14,603          14,587
    Capital Surplus                                           322,836         322,024
    Retained Earnings                                         663,012         647,675
    Accumulated Other Comprehensive Loss                      (84,906)        (98,696)
                                                         ------------    ------------
        Total Shareholders' Equity                            922,545         892,590
                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 15,358,476    $ 15,573,554
                                                         ============    ============

See notes to consolidated financial statements.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                         -------------------
(In Thousands, Except Per Share Data)                        2002       2001
----------------------------------------------------------------------------
Interest Income:
  Interest and Fees on Loans and Leases                  $185,948   $223,098
  Interest on Investment Securities                        53,348     56,844
  Other Interest Income                                     5,066      5,076
                                                         --------   --------
      Total Interest Income                               244,362    285,018
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                             9,051     21,759
    Time Deposits                                          58,403     89,976
                                                         --------   --------
      Total Interest on Deposits                           67,454    111,735
  Interest on Short-Term Debt                              10,311     12,915
  Interest on Long-Term Debt                               34,248     44,254
  Interest on Junior Subordinated Debentures                5,938      7,237
                                                         --------   --------
      Total Interest Expense                              117,951    176,141
                                                         --------   --------
        Net Interest Income                               126,411    108,877
Provision for Loan and Lease Losses                        23,990     23,687
                                                         --------   --------
  Net Interest Income After Provision
    for Loan and Lease Losses                             102,421     85,190
Noninterest Income:
  Service Charges on Deposit Accounts                      10,449      9,108
  Loan Servicing Fees                                       9,955     11,578
  Other Service Charges and Fees                           10,363      9,492
  Leasing Income                                            9,914     11,421
  Gain on Sales of Loans and Leases                         2,640        379
  Security Gains                                                -          -
  Other                                                    10,263     11,394
                                                         --------   --------
    Total Noninterest Income                               53,584     53,372
Noninterest Expense:
  Salaries, Wages and Benefits                             56,389     48,132
  Charges and Fees                                         10,057      7,085
  Occupancy                                                 6,018      5,608
  Leasing Expense                                          10,446      7,199
  Equipment Expense                                         6,207      6,658
  Professional Services                                     6,085      5,423
  Other                                                    18,341     15,351
                                                         --------   --------
    Total Noninterest Expense                             113,543     95,456
                                                         --------   --------
Income Before Income Taxes                                 42,462     43,106
Applicable Income Taxes                                    15,074     15,303
                                                         --------   --------
  Net Income                                             $ 27,388   $ 27,803
                                                         ========   ========
Per Common Share:
  Basic Earnings Per Share                               $   0.55   $   0.56
  Diluted Earnings Per Share                                 0.54       0.55
  Cash Dividends Paid                                        0.24       0.24

See notes to consolidated financial statements.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)

                                                                                Accumulated
                                                                                   Other
                                Preferred     Common     Capital    Retained   Comprehensive
(In Thousands)                      Stock      Stock     Surplus    Earnings       Loss         Total
-----------------------------------------------------------------------------------------------------
Balance at January 1, 2001        $ 7,000   $ 14,469   $ 314,895   $ 672,348   $ (17,929)   $ 990,783

Net Income                                                            27,803                   27,803
Other Comprehensive Income,
 Net of Tax:
 Cumulative Effect of a Change
  in Accounting Principle                                                        (28,332)     (28,332)
 Change in Unrealized
  Gains (Losses) on:
  Hedging Instruments                                                            (12,486)     (12,486)
  Marketable Securities                                                            8,635        8,635
                                                                                            ---------
     Total Comprehensive Income                                                                (4,380)
Dividends Paid on:
 Preferred Stock                                                        (237)                    (237)
 Common Stock                                                        (11,722)                 (11,722)
Exercise of Stock Options and
 Accompanying Tax Benefits                        11         609                                  620
Distribution of Contingent
 Shares for Prior Year
 Acquisition                                       8         822                                  830
                                  -------   --------   ---------   ---------   ---------    ---------
Balance at March 31, 2001         $ 7,000   $ 14,488   $ 316,326   $ 688,192   $ (50,112)   $ 975,894
                                  =======   ========   =========   =========   =========    =========

Balance at January 1, 2002        $ 7,000   $ 14,587   $ 322,024   $ 647,675   $ (98,696)   $ 892,590

Net Income                                                            27,388                   27,388
Other Comprehensive Income,
 Net of Tax:
 Change in Unrealized
  Gains (Losses) on:
  Hedging Instruments                                                             22,690       22,690
  Marketable Securities                                                           (8,900)      (8,900)
                                                                                            ---------
     Total Comprehensive Income                                                                41,178
Dividends Paid on:
 Preferred Stock                                                        (237)                    (237)
 Common Stock                                                        (11,814)                 (11,814)
Exercise of Stock Options and
 Accompanying Tax Benefits                        16         826                                  842
Stock Repurchased and Cancelled                              (14)                                 (14)
                                  -------   --------   ---------   ---------   ---------    ---------
Balance at March 31, 2002         $ 7,000   $ 14,603   $ 322,836   $ 663,012   $ (84,906)   $ 922,545
                                  =======   ========   =========   =========   =========    =========

See notes to consolidated financial statements.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                          Three Months Ended March 31,
                                                          ----------------------------
(In Thousands)                                                     2002           2001
--------------------------------------------------------------------------------------
Operating Activities:
  Net Income                                                $    27,388    $    27,803
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Provision for Loan and Lease Losses                        23,990         23,687
      Amortization of Goodwill                                        -          1,111
      Other Amortization and Accretion                            1,880         (6,743)
      Depreciation of Leased Equipment and
        Premises and Equipment                                   11,309         12,348
      Tax Benefit Received from Exercise of Stock Options           266            280
      Proceeds from Sale of Loans Held for Sale                 521,175        409,083
      Origination of Loans Held for Sale                       (427,197)      (362,229)
      Realized Gains on Loans Held for Sale                      (1,485)             -
      (Increase) Decrease in Trading Account Securities           1,154         (9,924)
      (Increase) Decrease in Interest Receivable                 (3,931)         2,843
      (Increase) Decrease in Other Assets                        (2,822)        59,344
      Increase in Interest Payable                                5,467         16,015
      Increase (Decrease) in Other Liabilities                    6,716        (38,144)
                                                            -----------    -----------
        Net Cash Provided By Operating Activities               163,910        135,474
                                                            -----------    -----------
Investing Activities:
  Investment Securities Available for Sale:
    Proceeds from Sales                                         420,524        691,403
    Proceeds from Maturities and Prepayments                    209,190        286,577
    Purchases                                                (1,052,077)    (1,123,267)
  (Increase) Decrease in Loans and Leases                       312,821       (574,996)
  Decrease in Operating Lease Equipment                           1,744          6,639
  Increase in Premises and Equipment                             (4,292)        (4,324)
                                                            -----------    -----------
    Net Cash Used In Investing Activities                      (112,090)      (717,968)
                                                            -----------    -----------
Financing Activities:
  Increase in Deposits                                           52,656        287,001
  Increase (Decrease) in Short-Term Debt                       (216,949)       560,421
  Principal Payments on Long-Term Debt                          (55,204)       (70,023)
  Proceeds From Issuance of Long-Term Debt and
    Company's Junior Subordinated Debentures                      1,393        122,262
  Cash Dividends Paid                                           (12,051)       (11,959)
  Proceeds from Exercise of Stock Options                           576            340
  Common Stock Repurchased and Cancelled                            (14)             -
                                                            -----------    -----------
    Net Cash Provided By (Used In) Financing Activities        (229,593)       888,042
                                                            -----------    -----------
      Increase (Decrease) in Cash and Cash Equivalents         (177,773)       305,548
  Cash and Cash Equivalents at Beginning of Period              501,223        369,028
                                                            -----------    -----------
    Cash and Cash Equivalents at End of Period              $   323,450    $   674,576
                                                            ===========    ===========
Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
    Interest                                                $   112,484    $   160,126
    Income Taxes                                                      -          8,207
  Non-Cash Activity:
    Transfer of Loans and Leases to Other Real Estate             6,293          1,346

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

The  consolidated  financial  statements  include the  accounts of Provident
Financial Group, Inc.  ("Provident")  and its subsidiaries.  All significant
intercompany  balances  and  transactions  have  been  eliminated.   Certain
reclassifications   have  been  made  to   conform  to  the   current   year
presentation. These reclassifications had no effect on net income.

The financial statements presented herein should be read in conjunction with the financial  statements  and notes thereto  included in  Provident's  2001
annual  report  on  Form  10-K  filed  with  the   Securities  and  Exchange
Commission.

NOTE 2.  EARNINGS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted earnings per common share:

                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
(In Thousands, Except Per Share Data)                       2002        2001
----------------------------------------------------------------------------
Basic:
 Net Income                                             $ 27,388    $ 27,803
 Less Preferred Stock Dividends                             (237)       (237)
                                                        --------    --------
  Income Available to Common Shareholders                 27,151      27,566
  Weighted-Average Common Shares Outstanding              49,228      48,866
                                                        --------    --------
 Basic Earnings Per Share                               $   0.55    $   0.56
                                                        ========    ========
Diluted:
 Net Income                                             $ 27,388    $ 27,803
 Weighted-Average Common Shares Outstanding               49,228      48,866
 Assumed Conversion of:
  Convertible Preferred Stock                                988         988
  Dilutive Stock Options (Treasury Stock Method)             371         683
                                                        --------    --------
 Dilutive Potential Common Shares                         50,587      50,537
                                                        --------    --------
 Diluted Earnings Per Share                             $   0.54    $   0.55
                                                        ========    ========

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  COMPREHENSIVE INCOME
-----------------------------

Comprehensive income represents the changes in equity during a period except those resulting from investments by owners and distributions to owners.  For
Provident,   components  of  comprehensive  income  include  the  unrealized gains/losses on securities available for sale and unrealized gains/losses on cash flow hedging  derivatives  (collectively  known as other  comprehensive income),  as well as net income. A summary of activity in accumulated  other comprehensive income (loss) follows:

                                                                  Three Months Ended
                                                                       March 31,
                                                                 --------------------
(In Thousands)                                                       2002        2001
-------------------------------------------------------------------------------------
Accumulated Unrealized Losses on Securities Available
 for Sale at January 1, Net of Tax                               $(15,953)   $(17,929)
Net Unrealized Gains (Losses) for the Period, Net of Tax
 Expense (Benefit) of $(4,792) in 2002 and $4,650 in 2001          (8,900)      8,635
                                                                 --------    --------
Accumulated Unrealized Losses on Securities Available
 for Sale at March 31, Net of Tax                                $(24,853)   $ (9,294)
                                                                 ========    ========

Accumulated Unrealized Losses on Derivatives Used in Cash
 Flow Hedging Relationships at January 1, Net of Tax             $(82,743)        $ -
Cumulative Effect of Change in Accounting Principle, Net of
 Tax Benefit of $15,256 in 2001                                         -     (28,332)
Net Unrealized Gains (Losses) for the Period, Net of Tax
 Expense (Benefit) of $21,908 in 2002 and $(5,681) in 2001         40,687     (10,550)
Reclassification Adjustment for Losses Included in Net Income,
 Net of Tax Benefit of $9,691 in 2002 and $1,042 in 2001          (17,997)     (1,936)
                                                                 --------    --------
Effect on Other Comprehensive Income (Loss) for the Year           22,690     (40,818)
                                                                 --------    --------
Accumulated Unrealized Losses on Derivatives Used in Cash
 Flow Hedging Relationships at March 31, Net of Tax              $(60,053)   $(40,818)
                                                                 ========    ========

Accumulated Other Comprehensive Loss at January 1, Net of Tax    $(98,696)   $(17,929)
Other Comprehensive Income (Loss), Net of Tax                      13,790     (32,183)
                                                                 --------    --------
Accumulated Other Comprehensive Loss at March 31, Net of Tax     $(84,906)   $(50,112)
                                                                 ========    ========

NOTE 4.  LINE OF BUSINESS REPORTING
-----------------------------------

Provident's three major business lines,  referred to as Commercial  Banking,
Retail Banking and Mortgage Banking,  are based on the products and services offered,  and its  management  structure.  Commercial  Banking offers a full range of commercial lending and financial products and services to corporate businesses.  Retail Banking provides  consumer  lending,  deposit  accounts, trust, brokerage and investment products and services to consumers and small
businesses.   Mortgage  Banking  offers   traditional  and   non-traditional
residential  mortgage loans to consumers,  and also provides  fee-based loan processing, loan warehousing and sub-servicing for third party originators.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed  income  statements  and  average  assets are  provided  below for
Provident's  three major lines of business  for the three months ended March
31, 2002 and 2001.

                                    Commercial      Retail    Mortgage  Corporate
(Dollars in Millions)                  Banking     Banking     Banking     Center     Total
-------------------------------------------------------------------------------------------
Three Months Ended March 31 2002:
  Net Interest Income                   $ 56.6      $ 54.7      $ 15.1     $    -   $ 126.4
  Provision for Loan Losses              (18.7)       (3.6)       (1.7)         -     (24.0)
  Noninterest Income                      28.1        18.9         6.6          -      53.6
  Noninterest Expense                    (47.9)      (48.5)      (17.1)         -    (113.5)
  Income Taxes                            (6.4)       (7.7)       (1.0)         -     (15.1)
                                        ------      ------      ------     ------   -------
  Net Income                            $ 11.7      $ 13.8      $  1.9     $    -   $  27.4
                                        ======      ======      ======     ======   =======

  Average Assets                        $6,902      $3,726      $1,685     $3,083   $15,396
                                        ======      ======      ======     ======   =======

Three Months Ended March 31 2001:
  Net Interest Income                   $ 49.6      $ 44.2      $ 15.1     $    -   $ 108.9
  Provision for Loan Losses              (12.6)       (5.7)       (5.4)         -     (23.7)
  Noninterest Income                      30.5        16.3         6.6          -      53.4
  Noninterest Expense                    (37.2)      (42.0)      (16.3)         -     (95.5)
  Income Taxes                           (10.8)       (4.5)          -          -     (15.3)
                                        ------      ------      ------     ------   -------
  Net Income                            $ 19.5      $  8.3      $    -     $    -      27.8
                                        ======      ======      ======     ======   =======
  Average Assets                        $6,452      $3,074      $1,978     $2,801   $14,305
                                        ======      ======      ======     ======   =======

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
o  Provision  for Loan and Lease  Losses:  Business  lines are  charged  for provision based upon its level of net charge-offs as well as the size and composition of its loan/lease portfolio.
o  Costs  Allocation:  Provident  applies a detailed  approach to allocating costs at the business unit, product and customer levels.  Allocations are
   generally  based  on   volume/activity   and  are  reviewed  and  updated
   regularly.
o  "Corporate  Center":  Corporate  Center includes balance sheet and income statement items not allocated to the primary business lines, gain/loss on the sale of investment securities,  and any unusual business revenues and expenses. For the three months ended March 31, 2002 and 2001, all revenue and expenses were fully allocated to the three business lines.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. GOODWILL AND OTHER INTANGIBLES
--------------------------------------

Provident  adopted the  provisions  of  Statement  of  Financial  Accounting
Standards ("FAS") No. 141, "Business  Combinations",  and No. 142, "Goodwill
and  Other  Intangible  Assets",  on  January 1 2002.  Under the new  rules, goodwill  and  intangible  assets  deemed to have  indefinite  lives will no longer  be  amortized  but will be  subject  to annual  impairment  tests in accordance  with the  Statements.  Other  intangible  assets  continue to be amortized  over  their  useful  lives.  During the first six months of 2002,
Provident  will  perform  the  first  of the  required  impairment  tests of goodwill and indefinite  lived intangible  assets.  Provident cannot predict what  effect  the  results  of these  tests  will have on its  earnings  and financial position.

After-tax amortization of goodwill expensed during the first three months of
2001 was  $722,000. Had no amortization of goodwill been recorded during the first quarter of 2001, net income and diluted  earnings per share would have been $28.5 million and $.56, respectively.

Changes in the carrying  amount of goodwill for the three months ended March
31, 2002, are as follows:

                                              Commercial    Retail
(In Thousands)                                   Banking   Banking     Total
----------------------------------------------------------------------------
Balance at January 1, 2002                       $39,825   $40,824   $80,649
Goodwill Acquired During the Year                      -       189       189
Goodwill Recorded as a Result of Contingent
 Consideration being Recognized                    1,594         -     1,594
                                                 -------   -------   -------
Balance at March 31, 2002                        $41,419   $41,013   $82,432
                                                 =======   =======   =======

As all of Provident's intangible assets have been determined to have limited lives,  these  assets  have  continued  to  be  amortized  as in  the  past.
Intangible assets, along with accumulated amortization, is provided below as of March 31, 2002:

                                             Gross                       Net
                                          Carrying   Accumulated    Carrying
(In Thousands)                               Value   Amortization      Value
----------------------------------------------------------------------------
Non-Contractual Customer Relationships     $20,234        $ 4,246    $15,988
Purchased Core Deposits                      1,429            804        625
                                           -------        -------    -------
Balance at March 31, 2002                  $21,663        $ 5,050    $16,613
                                           =======        =======    =======

The estimated  amortization of intangible  assets,  by year, is $3.4 million for the  remainder of 2002;  $4.6  million for 2003;  $4.2 million for 2004;
$3.1 million for 2005; and $1.3 million for 2006.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  GUARANTEED  PREFERRED  BENEFICIAL  INTERESTS  IN  COMPANY'S  JUNIOR
----------------------------------------------------------------------------
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
Approximately  $336 million of the  preferred  securities  qualify as Tier 1 capital and the  remainder  qualifies as Tier 2 capital for bank  regulatory purposes.  The sole  assets of the  trusts  are the  debentures.  The junior subordinated debentures consisted of the following at March 31, 2002:

                                 Stated    Effective    Maturity
(Dollars in Thousands)             Rate     Rate (1)        Date      Amount
----------------------------------------------------------------------------
November 1996 Issuance            8.60%        8.66%    12/01/26    $ 98,971
June 1999 Issuance                8.75%        3.36%    06/30/29     121,423
November 2000 Issuance           10.25%        4.73%    12/31/30     109,171
March 2001 Issuance               9.45%        5.01%    03/30/31     121,194
                                                                    --------
      Total                                                         $450,759
                                                                    ========
(1) Effective rate reflects interest rate after  adjustment for notes issued at discount or premium, capitalized fees associated with the issuance of the debt and interest rate swap agreements  entered to alter the payment characteristics.

NOTE 7.  RESTRICTED ASSETS
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

The subsidiaries and their total assets as of March 31, 2002 follow:

(In Thousands)                                                  Total Assets
----------------------------------------------------------------------------
Provident Auto Leasing Company                                      $505,669
Provident Auto Rental LLC 2000-1                                     370,570
Provident Auto Rental LLC 2001-1                                     344,082
Provident Auto Rental LLC 1999-1                                     210,979
Provident Lease Receivables Company LLC                              173,955
Provident Auto Rental LLC 2000-2                                     158,289
Provident Auto Rental Company LLC 1998-2                              42,611
Provident Auto Rental Company LLC 1998-1                              39,945

The above  amounts  include items which are  eliminated in the  Consolidated
Financial Statements.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION  AND
----------------------------------------------------------------------------
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
significant  cost, delay in, or inability to execute  strategic  initiatives designed  to increase  revenues  and/or  manage  expenses;  consummation  of significant business  combinations or divestitures;  and significant changes in  accounting,  tax, or regulatory  practices or  requirements  and factors noted in connection with forward-looking statements. Additionally, borrowers could  suffer  unanticipated  losses  without  regard  to  general  economic conditions.  The result of these and other factors  could cause  differences from expectations in the level of defaults,  changes in risk characteristics of the loan and lease  portfolio,  and changes in the provision for loan and lease  losses.  Forward-looking  statements  speak only as of the date made.
Provident undertakes no obligations to update any forward-looking statements to reflect events or circumstances  arising after the date on which they are made.

RESULTS OF OPERATIONS
---------------------

Summary
-------

The following table summarizes earnings  components,  earnings per share and key financial ratios:

                                                            Three Months Ended
                                                                 March 31,
(Dollars in Thousands,                               --------------------------------
 Except Per Share Data)                                  2002        2001      Change
-------------------------------------------------------------------------------------
Net Interest Income                                  $126,411    $108,877          16%
Noninterest Income                                     53,584      53,372           0
Total Revenue                                         179,995     162,249          11
Provision for Loan and Lease Losses                    23,990      23,687           1
Noninterest Expense                                   113,543      95,456          19
Net Income                                             27,388      27,803          (1)
Diluted Earnings per Share                               0.54        0.55          (2)
Return on Average Equity                                11.89%      11.48%
Return on Average Assets                                 0.71%       0.78%
Efficiency Ratio                                        63.08%      58.82%
Efficiency Ratio (Excludes Unusual Credit Charges)      61.16%      58.82%

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

First  quarter 2002  earnings per diluted share and net income were $.54 and
$27.4  million,  respectively,  compared  with $.55 and $27.8 million in the first quarter of 2001.  Although  down  slightly from those  reported a year ago, current earnings did increase  significantly  from the third and fourth quarters of 2001, which posted net losses of $7.4 million and $28.9 million, respectively.  The losses were primarily the result of large  credit-related charges  during the final two quarters of 2001 that were not as  significant during the current quarter.

The  provision  for loan and lease  losses was $24.0  million  for the first three  months of 2002 as  compared  to $23.7  million  during  the same time
period  of  2001.   Additionally,   Provident   recorded   $3.5  million  of
credit-related  charges for the write-down of foreclosed property and leased equipment  (included with  noninterest  expense) during the first quarter of
2002.  During  the third and fourth  quarters  of 2001,  Provident  recorded provision  and other  credit-related  charges  of $86.0  million  and $115.2
million,   respectively.  The  higher  than  normal  expenses  incurred  for provision  and  other  credit-related  charges  were  due  primarily  to the weakened economy and the events of September 11, 2001.  Although  encouraged by the reduced credit-related  volatility in the current quarter's earnings, management  continues to work diligently to resolve  remaining credit issues in the lending portfolio.

Provident's  total revenue (net  interest  income plus  noninterest  income)
increased  $17.7  million,  or 11%,  during  the  first  quarter  of 2002 as compared to the first  quarter of 2001.  Net  interest  income  increased by
$17.5 million,  or 16%, as a result of growth in earning  assets,  primarily equipment  lease  financing,  and an  improved  net  interest  margin  which increased  from 3.42% to 3.56%.  Noninterest  income  increased a modest $.2 million from that reported in last year's first quarter.

Noninterest  expense increased $18.1 million,  or 19%, to $113.5 million for the first  quarter of 2002 as  compared  to the first  quarter of 2001.  The
increase  in   noninterest   expense  was  primarily  the  result  of  three
activities.  First, Provident is investing in businesses where strong growth opportunities  exist,  including middle market  commercial  lending,  middle
market  equipment  leasing  and  mortgage   servicing.   Also,   significant
investments were made within the credit and risk  administration  functions.
Finally, as noted earlier in this section, the current quarter's noninterest expense  included  a  $3.5  credit-related  charge  for  the  write-down  of foreclosed properties and leased equipment. The ratio of noninterest expense to tax equivalent revenue ("efficiency ratio"), excluding the credit-related charges,  increased  to 61.16% for the first  quarter of 2002 as compared to
58.82% during 2001.

Total assets decreased $215 million from December 31, 2001 to March 31, 2002 primarily  as a result of a decline in  commercial  loans  outstanding.  The decrease in commercial  loans is due to a softness in commercial loan demand and management's  decision to de-emphasize its structured  finance business.
Total  deposits  increased  $52  million  during the first  quarter.  Retail deposits increased 6% (annualized) to $5.7 billion which was somewhat offset by a decrease in commercial deposits.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Business Lines
--------------

Provident's major business lines are Commercial Banking,  Retail Banking and
Mortgage  Banking.  The following table summarized net income by major lines of  business  for the  three-month  period  ended  March 31,  2002 and 2001.
Condensed  income  statements and average balances are provided in Note 4 of the "Notes to Consolidated Financial Statements".

                                                       Three Months Ended
                                                            March 31,
                                                    ------------------------
(Dollars in Millions)                                 2002              2001
----------------------------------------------------------------------------
Commercial Banking                                  $ 11.7            $ 19.5
Retail Banking                                        13.8               8.3
Mortgage Banking                                       1.9                 -
                                                    ------            ------
                                                    $ 27.4            $ 27.8
                                                    ======            ======

Business line descriptions and fluctuation analysis follows:

o  Commercial  Banking  provides  a full  range of  commercial  banking  and commercial  real  estate  products  and  services.  Areas  of  focus  and expertise include regional middle-market  lending,  equipment leasing and
   financing,   cash  management,   and  loan  servicing,   structuring  and
   investment  banking services for the multi-family  housing and healthcare industries.

   Commercial Banking  contributed 43% of the Bank's net income in the first quarter of 2002. Average loan balances for the first three months of 2002 increased  4% and total  revenues  were up 6%  compared  to the same time period in 2001.  However,  net income for the first three  months of 2002 failed  to keep pace  with  asset and  revenue  growth.  Net  income  was primarily  impaired by credit  write-offs and residual  write-downs  from loans and leases due to the extended economic  softness.  New initiatives and improved  internal  policies are being  implemented  to reduce credit risk and safeguard the commercial  lending  portfolio from further credit problems.

   Red Capital Group and Capstone  Realty  Advisors,  business  units within
   Commercial  Banking,  continued  to  make  significant  contributions  to revenue  growth in the first three  months of 2002.  The  favorable  rate environment  during the past quarter provided for an increased demand for their  services.  Both Red  Capital  and  Capstone  provide a platform to generate fee income from  originating,  selling and servicing  commercial mortgage loans which improves Provident's balance between interest spread and fee-based revenues.

o  Retail Banking provides a variety of banking and investment  products and services to retail  consumers  and  businesses.  Services  are  delivered through various delivery channels including Financial Centers, telephone,
   ATMs  and the  internet.  Primary  operating  areas  include  Retail  and
   Business Banking, Consumer Lending and Provident Financial Advisors.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

   Operating income increased $5.5 million for the three-month  period ended
   March 31, 2002 as compared to the same period in 2001. The primary driver for the  increase  was an increase in the  deposit net  interest  income.
   Average  noninterest  bearing  retail  deposits  grew by 4% while average total  retail  deposits  grew by 10% during the first  quarter of 2002 as compared to the first quarter of 2001. The largest area of deposit growth was  from  internet  deposit-gathering  initiatives.  In  addition  to an increase in deposit  volume,  the favorable  rate  environment  has had a positive impact on the net interest margin.

o  Mortgage  Banking  offers  traditional  and  non-traditional  residential mortgage loans to consumers, and also provides fee-based loan processing, loan warehousing and sub-servicing for third party originators. Loans are originated  through  retail  and  broker  channels  and  are  sold  on  a whole-loan  basis.  Whole-loan sales refer to the transfer of credit risk along  with the  payment  stream of the  loan.  Primary  operating  areas include  Mortgage  Services,  Warehouse  Lending  Services  and  National
   Servicing Center.

   Net  operating  income for the first  quarter of 2002 was $1.9 million as compared to no income for the first quarter of 2001.  The  improvement in operating income for 2002 was driven primarily by the division's  growing mortgage warehousing business (short-term lending to mortgage originators
   and  brokers).   Mortgage  Banking   continues  to  implement   strategic
   initiatives designed to reduce Mortgage Banking's risk profile. Since the third quarter of 2001,  nonconforming loan originations have been sold on a whole-loan  basis to investors.  During the first quarter of 2002,  the net sales premium on nonconforming loan sales averaged  approximately 130 basis points.  These sales provided  Mortgage  Banking with an additional
   $1.5 million of gains that was not present in the first  quarter of 2001.
   Through associations with other companies, a direct retail marketing loan division and mortgage  services  company have been started as  management continues to seek and cultivate new  opportunities  for diverse cash flow streams within the mortgage business.

Net Interest Income
-------------------

Net interest  income for the three  months  ended March 31, 2002,  increased
$17.5  million,  or 16%,  compared  to the first three  months of 2001.  The increase in interest income was due to an increase in average earning assets of $1.5  billion,  or 11%, and an increase in the net interest  margin.  The increase in average earning assets resulted primarily from the growth of the lending  portfolio,  principally  equipment lease  financing.  The growth in earning  assets  were  primarily  supported  by a  corresponding  growth  in interest  bearing  liabilities.  The largest  increase  in interest  bearing liabilities was short-term debt, primarily federal funds purchased.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Net interest margin  represents net interest income as a percentage of total interest  earning  assets.  For the  first  three  months  of 2002,  the net interest margin, on a tax-equivalent  basis, was 3.56% compared to 3.42% for the same period in 2001.  This  increase  was driven by changes in rates and volumes  of  earning  assets  and the  corresponding  funding  sources.  The following  table details the components of the change in net interest income
(on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three-month period ended March 31, 2002 and 2001.

                                                                  Three Months Ended
                                                        ---------------------------------------
                                                         March 31, 2002        March 31, 2001
                                                        -----------------     -----------------
                                                        Average   Average     Average   Average
(Dollars in Millions)                                   Balance      Rate     Balance      Rate
-----------------------------------------------------------------------------------------------
Assets:
 Loans and Leases:
  Corporate Lending:
   Commercial                                           $ 4,386       6.08%   $ 4,600      8.80%
   Mortgage                                                 882       6.54        841      9.11
   Construction                                             567       4.82        612      8.42
   Lease Financing                                        1,196      10.23        649     11.56
                                                        -------      -----    -------     -----
    Total Corporate Lending                               7,031       6.74      6,702      9.07
  Consumer Lending:
   Residential                                              869      10.80        941     11.59
   Installment                                              937       7.37        663     10.76
   Lease Financing                                        1,447       8.09      1,079     10.77
                                                        -------      -----    -------     -----
    Total Consumer Lending                                3,253       8.61      2,683     11.06
                                                        -------      -----    -------     -----
     Total Loans and Leases                              10,284       7.33      9,385      9.64
 Investment Securities                                    3,721       5.82      3,270      7.05
 Federal Funds Sold and Reverse Repurchase Agreements       109       2.79         96      5.77
 Other Short Term Investments                               285       6.15        172      8.73
                                                        -------      -----    -------     -----
   Total Earning Assets                                  14,399       6.88     12,923      8.95
 Cash and Due From Banks                                    238                   297
 Other Assets                                               759                 1,085
                                                        -------               -------
  Total Assets                                          $15,396               $14,305
                                                        =======               =======
Liabilities and Shareholders' Equity:
 Deposits:
  Demand Deposits                                       $   512       1.01    $   464      3.41
  Savings Deposits                                        1,535       2.05      1,501      4.82
  Time Deposits                                           5,920       4.00      5,727      6.37
                                                        -------      -----    -------     -----
   Total Deposits                                         7,967       3.43      7,692      5.89
 Short-Term Debt:
  Federal Funds Purchased and Repurchase Agreements       1,479       2.47        766      5.23
  Commercial Paper                                          273       1.92        219      5.61
  Short-Term Notes Payable                                    2       1.61          2      4.87
                                                        -------      -----    -------     -----
  Total Short-Term Debt                                   1,754       2.38        987      5.31
 Long-Term Debt                                           2,912       4.77      2,731      6.57
 Junior Subordinated Debentures                             451       5.34        335      8.76
                                                        -------      -----    -------     -----
  Total Interest Bearing Liabilities                     13,084       3.66     11,745      6.08
 Noninterest Bearing Deposits                               847                 1,260
 Other Liabilities                                          543                   332
 Shareholders' Equity                                       922                   968
                                                        -------      -----    -------     -----
  Total Liabilities and Shareholders' Equity            $15,396               $14,305
                                                        =======               =======
Net Interest Spread                                                   3.22%                2.87%
                                                                     =====                =====
Net Interest Margin                                                   3.56%                3.42%
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

The  provision for loan and lease losses was $24.0 million and $23.7 million for the first three months of 2002 and 2001, respectively.  During the third and fourth quarters of 2001,  Provident recorded $66.0 and $111.2 million of provision  expense.  The higher than normal  provision  during the third and fourth  quarters of 2001 was due  primarily to the weakened  economy and the events of September 11, 2001. As the credit-related  volatility  declined in the current  quarter,  the provision  returned to a more normal  level.  The ratio of  reserve  for loan and lease  losses to total  loans and leases was
2.37%  and  1.70% at March 31,  2002 and  2001,  respectively.  The ratio of reserve  for loan and lease  losses to total  loans and  leases  was  raised during 2001 based on analyses of the  lending  portfolio,  deterioration  of asset quality indicators and the uncertain economic environment. Despite the economy showing early indications of improvement,  management decided it was prudent not to reduce the loss reserve at this time.

Management  continues  to remain  focused on  resolving  its credit  issues.
Provident has initiated  various steps to enhance its credit review function including  the hiring of a Chief  Credit  and Risk  Officer,  enlarging  its
credit  administration   department  and  improving  internal  policies  and
procedures.   Additionally,  Provident  is  implementing  several  strategic changes to improve its credit quality metrics, portfolio diversification and loan concentrations. These initiatives include de-emphasizing its structured finance  lending  and auto  leasing,  as well as selling  its  nonconforming residential loans on a whole-loan basis. Regional  middle-market  commercial lending,  middle-market  leasing and prime home equity loans are  businesses which management  believes it can grow with more predictable future earnings streams.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

The following  table shows the progression of the reserve for loan and lease losses and selected reserve ratios:

                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
(Dollars in Thousands)                                    2002          2001
----------------------------------------------------------------------------
Balance at Beginning of Period                       $ 240,653     $ 154,300
Acquired Reserves                                            -         1,275
Provision for Loan and Lease Losses                     23,990        23,687
Loans and Leases Charged Off                           (31,963)      (19,326)
Recoveries                                               7,983         3,746
                                                     ---------     ---------
  Balance at End of Period                           $ 240,663     $ 163,682
                                                     =========     =========
Reserve for Loan and Lease Losses
 as a Percent of:
  Nonaccrual Loans                                      131.22%       154.11%
  Nonperforming Assets                                  113.79%       144.14%
  Total Loans and Leases                                  2.37%         1.70%

The following  table presents the  distribution  of net loan  charge-offs by loan type for the three-month periods ended March 31, 2002 and 2001:

                                    Three Months Ended                    Three Months Ended
                                      March 31, 2002                        March 31, 2001
                            ----------------------------------     --------------------------------
                                            Pctg of    Pctg of                    Pctg of   Pctg of
                                            Average      Total                    Average     Total
                                 Net          Total        Net         Net          Total       Net
                             Charge-          Loans    Charge-     Charge-          Loans   Charge-
(Dollars in Thousands)          Offs   (annualized)       Offs        Offs   (annualized)      Offs
---------------------------------------------------------------------------------------------------
Corporate Lending:
 Commercial                 $ 13,937           1.27%      58.1%    $ 9,792           0.85%     62.9%
 Mortgage                         24           0.01        0.1          25           0.01       0.2
 Construction                    300           0.21        1.3           -              -         -
 Lease Financing               4,324           1.45         18         625           0.38       4.0
                            --------                     -----    --------                    -----
  Net Corporate Lending       18,585           1.06       77.5      10,442           0.62      67.1
Consumer Lending:
 Residential                   3,017           1.39       12.6       3,295           1.40      21.1
 Installment                     727           0.31        3.0         856           0.52       5.5
 Lease Financing               1,651           0.46        6.9         987           0.37       6.3
                            --------                     -----    --------                    -----
  Net Consumer Lending         5,395           0.66       22.5       5,138           0.77      32.9
                            --------                     -----    --------                    -----
   Net Charge-Off's         $ 23,980           0.93      100.0    $ 15,580           0.66     100.0
                            ========                     =====    ========                    =====

The increase in net  charge-offs  for commercial  loans was due primarily to the weak  economic  environment.  The increase in net  charge-offs  for both commercial and consumer  lease  financing was due primarily to the growth in lease balances since March 31, 2001.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Nonperforming  assets at March 31,  2002 were  $211.5  million  compared  to
$197.8  million  and $113.6  million as of  December  31, 2001 and March 31,
2001,  respectively.  The  increase  in  nonperforming  assets over the past twelve months was due  primarily to the overall weak  economic  environment, particularly in the airline industry.  Since year-end 2001, nonaccrual loans in the corporate lending portfolio have decreased $8.4 million. The increase in  nonaccrual  residential  mortgage  loans  is  primarily  related  to the seasoning of the nonconforming  mortgage loan portfolio.  Management expects nonaccrual  residential  mortgage  loans to peak sometime  during the second half of 2002.  The  composition of  nonperforming  assets over the past five quarters is provided in the following table.

                                 2002                         2001
                               --------    --------------------------------------------
                                  First      Fourth       Third      Second       First
(Dollars in Thousands)          Quarter     Quarter     Quarter     Quarter     Quarter
---------------------------------------------------------------------------------------
Nonaccrual Loans:
 Corporate Lending:
  Commercial                   $111,727    $116,663    $ 84,700    $ 74,098    $ 74,172
  Mortgage                        1,938       1,929       1,984       1,944       1,676
  Construction                    1,984       2,699       2,213       4,585       4,520
  Lease Financing                 5,223       7,986       5,977       6,079       8,685
                               --------    --------    --------    --------    --------
   Total Corporate Lending      120,872     129,277      94,874      86,706      89,053
 Consumer Lending:
  Residential                    62,530      47,579      36,792      23,868      17,160
  Installment                         -           -           -           -           -
  Lease Financing                     -           -           -           -           -
                               --------    --------    --------    --------    --------
   Total Consumer Lending        62,530      47,579      36,792      23,868      17,160
                               --------    --------    --------    --------    --------
    Total Nonaccrual Loans      183,402     176,856     131,666     110,574     106,213
Other Nonperforming Assets       28,098      20,907      15,758      16,279       7,348
                               --------    --------    --------    --------    --------
 Total Nonperforming Assets    $211,500    $197,763    $147,424    $126,853    $113,561
                               ========    ========    ========    ========    ========
Loans 90 Days Past Due
 Still Accruing                $ 30,115    $ 31,219    $ 34,929    $ 22,830    $ 42,327

Nonaccrual Loans to
 Total Loans and Leases            1.81%       1.68%       1.27%       1.06%       1.10%
Nonperforming Assets to:
 Total Loans, Leases and
  Other Nonperforming Assets       2.08%       1.88%       1.42%       1.22%       1.18%
 Total Assets                      1.38%       1.27%       0.97%       0.84%       0.77%

Nonaccrual  loans  increased  $6.5 million during the first quarter of 2002.
The increase was composed of $63.4 million of additions to nonaccrual loans, less  $29.7  million of  payments  on  nonaccrual  loans,  $20.9  million of
nonaccrual  loans  charged  off  and  $6.3  million   transferred  to  other
nonperforming assets. The increase in nonaccrual residential loans more than offset the decrease in nonaccrual loans in the corporate lending  portfolio.
Other  nonperforming  assets increased $7.2 million during the first quarter of 2002 due primarily to an increase in foreclosed  residential  properties.
The increase was composed of $6.3 million of transfers from nonaccrual loans and $5.8 million of other  additions  less $1.8 million of payments and $3.1 million of charge-offs and write-downs of nonperforming assets.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Noninterest Income
------------------

The following  table details the components of noninterest  income and their change for the three-month periods ended March 31, 2002 and 2001:

                                                Three Months Ended
                                                    March 31,
                                               -------------------      Pctg
(Dollars in Thousands)                            2002        2001    Change
----------------------------------------------------------------------------
Service Charges on Deposit Accounts            $10,449     $ 9,108      14.7%
Loan Servicing Fees                              9,955      11,578     (14.0)
Other Service Charges and Fees                  10,363       9,492       9.2
Leasing Income                                   9,914      11,421     (13.2)
Gain on Sales of Loans and Leases                2,640         379     596.6
Security Gains                                       -           -       -
Other                                           10,263      11,394      (9.9)
                                               -------     -------
    Total Noninterest Income                   $53,584     $53,372       0.4
                                               =======     =======

Explanations  for  significant  changes in  noninterest  income by  category follow:

o  Service charges on deposit accounts increased $1.3 million primarily as a result of pricing and volume increases on corporate deposit accounts.

o  Loan servicing fees decreased $1.6 million due primarily to a decrease in fees from the  residential  mortgage  and  credit  card  areas  more than offsetting  an increase  from Red  Capital  Group,  a financing  and loan servicer for multifamily and health-care facilities.

o  Other service  charges and fees increased $.9 million due primarily to an increase in other fee income generated from the residential mortgage area more than offsetting a decrease in credit card fees.

o  Leasing  income  decreased  $1.5  million  primarily  as a result  of the reduction in size of the leasing portfolio of Provident Commercial Group, a national lessor of large equipment.

o  The  increase of $2.3 million in gain on sales of loans and leases is due primarily to gains recognized from the sale of nonconforming  residential
   mortgage  loans  on  a  whole-loan   basis,  a  strategy  that  Provident
   implemented during the third quarter of 2001.

o  A decrease in income from equity investments was the primary  explanation for the $1.1 million decrease in other income.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Noninterest Expense
-------------------

The following table details the components of noninterest  expense and their change for the three-month periods of 2002 and 2001:

                                              Three Months Ended
                                                   March 31,
                                             --------------------       Pctg
(Dollars in Thousands)                           2002        2001     Change
----------------------------------------------------------------------------
Salaries, Wages and Benefits                 $ 56,389    $ 48,132       17.2%
Charges and Fees                               10,057       7,085       41.9
Occupancy                                       6,018       5,608        7.3
Leasing Expense                                10,446       7,199       45.1
Equipment Expense                               6,207       6,658       (6.8)
Professional Services                           6,085       5,423       12.2
Other                                          18,341      15,351       19.5
                                             --------    --------
   Total Noninterest Expense                 $113,543    $ 95,456       18.9
                                             ========    ========

Explanations  for  significant  changes in  noninterest  expense by category follow:

o  Salaries,  wages and benefits increased $8.3 million in the first quarter of 2002 due  primarily to increased  staffing and  incentive pay in areas where  opportunities  for growth exist,  such as middle market commercial lending, middle market equipment leasing and mortgage servicing.

o  Charges and fees  increased  $3.0  million  due  primarily  to  increased expenses related to foreclosed  properties and expenses related to credit risk transfer  agreements.  Details  concerning  these  transactions  are provided  in the  "Management's  Discussion  and  Analysis  of  Financial
   Condition and Results of Operations - Derivative  and  Off-Balance  Sheet
   Financial Instruments" section of this report.

o  An increase in rent expense and guard  services were the primary  reasons for the increase in occupancy expense.

o  A  valuation  adjustment  and  other  disposal  costs  related  to leased equipment were the primary reasons for the increase in leasing expense.

o  Equipment  expense  decreased  during  the first  quarter  of 2002 due to decreases in depreciation and equipment rental expense.

o  Professional  fees  increased  $.7  million due  primarily  to legal fees related to loan collections.

o  The  three  largest  expenses  within  other  noninterest   expense  were
   marketing  ($2.7 million in 2002 and $2.0 million in 2001),  travel ($1.9 million in 2002 and $2.1  million in 2001),  and  franchise  taxes  ($1.8 million in 2002 and $1.9 million in 2001).

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

Short-Term Investments and Investment Securities
------------------------------------------------

Federal funds sold and reverse repurchase  agreements  decreased $27 million since  December 31, 2001.  The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have  been  allocated  to meet  lending  and  investment  requirements,  any remainder is placed in overnight federal funds.

Trading  account  securities  were $100 million and $101 million as of March
31, 2002 and December 31, 2001,  respectively.  Provident trades  investment securities  with the  intention of  recognizing  short-term  profits.  These securities are carried at fair value with realized and unrealized  gains and losses reported in noninterest income.

Provident  classified  $125  million  of loans as held for sale at March 31,
2002. This is a decrease of $92 million from the amount reported at December
31, 2001.  These loans consist of $54 million of  multifamily  loans and $71 million of nonconforming  residential  mortgage loans. The multifamily loans are generally insured by either the Federal National  Mortgage  Association,
the  Federal  Home  Loan  Mortgage   Corporation  or  the  Federal   Housing
Association.  These  loans are usually  outstanding  for sixty days or less.
Activities  related to the  multifamily  loans held for sale are part of the operations of Red Capital Group.  Nonconforming  residential  mortgage loans are being sold on a whole-loan  basis.  This is part of a 2001 initiative to transition the Mortgage Banking business and reduce its risk profile.

Securities purchased with the intention of being held for indefinite periods of time are classified as investment  securities  available for sale.  These securities  increased  $411  million  during the first three months of 2002.
U.S. government agency mortgage-backed securities accounted for the majority of the increase,  as funds obtained from loan payments and the sale of other debt securities were deployed into investment  securities with higher credit quality, increased liquidity and an improved interest rate risk profile.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Loans and Leases
----------------

As of March 31, 2002 total loans and leases were $10.2  billion  compared to
$10.5 billion at December 31, 2001. Provident had an additional $3.8 billion and $4.1 billion of off-balance  sheet loans and leases as of March 31, 2002 and  December  31,  2001,  respectively.  As a  result  of  recent  earnings volatility, management has re-evaluated the risk/reward relationships of its lending portfolio.  During the second half of 2001, Provident  implemented a whole-loan  sale strategy for its  nonconforming  residential  loans.  Also, management has decided to de-emphasize its structured  finance lending while placing a greater focus on its regional middle-market commercial lending and middle-market equipment leasing. Provident is also providing fewer resources to its auto leasing  business as management  has  determined  that this is a thin margin business and that capital can be better deployed elsewhere. As a result of these  actions,  Provident's  lending  portfolio in future periods should have lower  concentrations  of residential loans and consumer leases, higher  concentrations of middle-market  corporate leases,  and a lower risk profile of commercial loans.  Provident does not have a material exposure to foreign, energy or agricultural loans.

The following table shows the composition of the commercial loan category by industry type at March 31, 2002:

                                                                   Amount on
(Dollars in Millions)                            Amount      %    Nonaccrual
----------------------------------------------------------------------------
Manufacturing                                $    787.4     18      $   28.2
Service Industries                                686.0     16          20.4
Real Estate Operators/Investment                  470.8     11           0.5
Retail Trade                                      366.7      8           2.0
Finance and Insurance                             343.0      8          29.9
Wholesale Trade                                   254.6      6           0.5
Transportation/Utilities (1)                      296.2      7           8.6
Construction                                      210.5      5          10.4
Automobile Dealers                                100.0      2             -
Other                                             806.2     19          11.2
                                             ----------    ---      --------
   Total                                     $  4,321.4    100      $  111.7
                                             ==========    ===      ========
(1) Includes $50.4 million of commercial airline industry loans.

At March 31,  2002,  Provident  had loans and leases of $234  million to the commercial  airline industry,  including $50 million of commercial loans and
$184  million of  finance  and  operating  leases.  As the tragic  events of
September 11, 2001 have had a significant  financial impact upon the airline industry and the re-sale value of aircraft,  Provident  recorded $66 million of credit costs and other expenses during the second half of 2001 which were related to secured commercial airline loans and leases.

Provident had approximately $880 million of commercial loans that are shared national credit loans at March 31, 2002.  Generally,  shared national credit loans are loans that have a  principal  balance of at least $20  million and involve  three or more  supervised  financial  institutions.  In an on-going effort to diversify its portfolio, the shared national credit loans in which
Provident participates are distributed across eight industry types, with the largest industry concentration  (manufacturing) accounting for approximately

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

30% of its total  shared  national  credit  loans.  The average  outstanding balance of a shared national credit loan was $4.5 million.

The composition of the corporate  mortgage and construction  loan categories by property type at March 31, 2002 follows:

                                                                  Amount on
(Dollars in Millions)                         Amount        %     Nonaccrual
----------------------------------------------------------------------------
Residential Development                      $    279.7    20        $  1.2
Shopping/Retail                                   250.3    17           0.1
Office/Warehouse                                  212.3    15           0.2
Apartments                                        190.0    13           0.4
Land                                               71.0     5           0.7
Hotels/Motels                                      73.5     5           0.1
Health Facilities                                  63.8     4             -
Industrial Plants                                  29.6     2             -
Auto Sales and Service                              9.5     1             -
Churches                                           10.0     1             -
Other Commercial Properties                       236.2    17           1.2
                                             ----------   ---        ------
   Total                                     $  1,425.9   100        $  3.9
                                             ==========   ===        ======

The following table shows the  composition of the installment  loan category by loan type at March 31, 2002:

(Dollars in Millions)                                     Amount           %
----------------------------------------------------------------------------
Home Equity                                                 $698.1        77
Indirect Installment                                         124.9        14
Direct Installment                                            60.0         6
Other Consumer Loans                                          28.2         3
                                                            ------       ---
   Total                                                    $911.2       100
                                                            ======       ===
Deposits
--------

Total  deposits  increased  $52  million  during the first  quarter of 2002.
Growth  in  retail  deposits  more  than  offset a  decrease  in  commercial deposits.  Noninterest  bearing retail  deposits  increased at an annualized rate of 7% which  contributed to an overall growth in retail deposits of 6%.
The most  significant  growth  within  retail  deposits  was  from  internet deposit-gathering initiatives.

Borrowed Funds
--------------

Short-term debt decreased $217 million,  or 12%, during the first quarter of
2002. A decrease in federal funds  purchased was the primary  reason for the decrease in short-term debt.

Long-term  debt  decreased  $60 million,  or 2%, during the first quarter of
2002 due primarily to scheduled principal payments on long-term debt.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Capital Resources and Adequacy
------------------------------

Total  shareholders'  equity at March 31, 2002 was $923 million  compared to
$893 million at December 31, 2001. The change in the equity balance  relates primarily to net income exceeding dividends by $15 million (quarterly common dividend rate of $.24), an increase in the market value of cash flow hedging instruments  of $23 million  (net of  deferred  taxes) and a decrease in the market value of investment securities of $9 million (net of deferred taxes).

The  following  table of ratios is  important  for an  analysis  of  capital adequacy:

                                                   Three Months Ended          Year Ended
                                                       March 31, 2002   December 31, 2001
-----------------------------------------------------------------------------------------
Average Shareholders' Equity to Average Asset                    5.99%               6.51%
Dividend Payout to Net Earnings                                 44.00              205.76
Tier 1 Capital to Risk-Weighted Assets                           9.26                8.86
Total Risk-Based Capital To Risk-Weighted Assets                11.54               11.41
Tier 1 Leverage Ratio                                            8.02                7.87

Management is currently  evaluating several  alternative capital instruments which, if issued, would improve the regulatory capital ratios.

Capital expenditures planned by Provident in 2002 for premises and equipment are currently  estimated to be approximately  $37 million.  Included in this
amount  are  projected  capital   expenditures  for  the  purchase  of  data
processing hardware and software, office/facility additions, renovations and enhancements,  and ATMs. Through March 31, 2002, approximately $4 million of these expenditures had been made.

Stock Options
-------------

Options to purchase  approximately  1.4 million  shares of Provident  Common
Stock were granted  during the first three months of 2002.  The options have exercise prices ranging from $21.73 to $28.70.

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

The  securitization  and sale of loans and leases during this five-year time period continues to impact the current presentation of Provident's financial condition,  results of operations and  off-balance  sheet market risks.  The areas most significantly affected are loans and leases, retained interest in securitized assets, credit enhancements accounts and credit risk.

Securitized Loans and Leases
----------------------------

Securitized  loans and  leases  that have been  treated  as sales  have been removed from the balance  sheet.  The following  table provides a summary of the outstanding balances of these off-balance sheet managed assets:

                                                         March 31
                                             -------------------------------
(In Thousands)                                     2002                 2001
----------------------------------------------------------------------------
Nonconforming Residential                    $2,412,274           $3,394,163
Auto Leases                                     937,001            1,093,911
Prime Home Equity                               269,260              436,914
Equipment Leases                                160,877              328,795
Credit Card                                           -              165,000
                                             ----------           ----------
                                             $3,779,412           $5,418,783
                                             ==========           ==========

Provident retains the servicing of the loans and leases it securitizes. As a result, a significant level of assets is serviced by Provident, which do not appear on its balance sheet.  These off-balance  sheet assets  significantly contributed  to the  generation  of $10.0  million and $11.6 million in loan servicing fees during the first three months of 2002 and 2001, respectively.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Retained Interest in Securitized Assets
---------------------------------------

In connection  with the  recognition  of non-cash  gains on  securitizations accounted for as sales, the present value of future cash flows,  referred to as retained  interest in  securitized  assets  ("RISAs"),  were  recorded as assets  within  the  investment  securities  line  item of the  consolidated balance sheets. Components of the RISAs as of March 31, 2002 follow:

                                               Nonconforming           Prime
(In Thousands)                                   Residential     Home Equity
----------------------------------------------------------------------------
Estimated Cash Flows of Underlying Loans,
 Net of Payments to Certificate Holders            $ 193,706        $ 12,136
Less:
  Estimated Credit Loss                               (3,938)           (196)
  Servicing and Insurance Expense                    (20,474)         (1,126)
  Discount to Present Value                          (13,969)         (1,706)
                                                   ---------         -------
Carrying Value of Retained Interest in
  Securitized Assets                               $ 155,325         $ 9,108
                                                   =========         =======

Securitization Credit Enhancements
----------------------------------

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

As of March 31,  2002,  Provident  had $54.8  million  and $29.2  million in reserve accounts for the credit enhancement of securitized  equipment leases and prime home equity loans, respectively.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Securitization Credit Risk
--------------------------

The following  table presents a summary of various  indicators of the credit quality of off-balance sheet loans and leases as of and for the three months ended March 31, 2002:

                                             Nonconforming   Prime Home   Equipment
(Dollars in Thousands)                         Residential       Equity      Leases
-----------------------------------------------------------------------------------
For the Three Months Ended March 31, 2002:
 Average Securitized Assets                     $2,483,903     $280,671    $179,060
 Net Charge-Offs                                    12,789          355       3,060
 Net Charge-Offs to Average
  Securitized Assets (Annualized)                     2.06%        0.51%       6.84%
As of March 31, 2002:
 Securitized Assets                             $2,412,274     $269,260    $160,877
 Established Contingent Loss Liability              70,047        1,153       3,454
 Estimated Credit Losses to
  Period-End Securitized Assets                       2.90%        0.43%       2.15%
 Estimated Credit Loss Rates:
  Annual Basis                                        1.09%        0.20%       1.00%
  Percentage of Original Balance                      2.94%        0.42%       1.97%
 Delinquency Rates:
  30 to 89 Days                                       6.09%        0.32%       3.34%
  90 or More                                         17.87%        0.69%       2.24%

Management  does not believe that future losses on  off-balance  sheet loans and leases will exceed the established contingent loss liability.

FANNIE MAE DUS PROGRAM
----------------------

Red Capital Group, a business unit within the  Commercial  Banking  business line, is an approved Fannie Mae Delegated Underwriting and Servicing ("DUS")
mortgage lender.  Under the Fannie Mae DUS program, Red Capital underwrites, funds and sells mortgage loans on multifamily  rental projects.  Red Capital then services these mortgage loans on Fannie Mae's behalf.  Participation in the Fannie Mae DUS  program  requires  Red Capital to share the risk of loan losses with Fannie Mae. Red Capital's  share of any losses is limited to 20%
of the original  principal  balance of each loan.  The substance of the loss sharing is that Red Capital  assumes the initial loss up to 5% of the unpaid principal  balance,  after which Red Capital and Fannie Mae split additional losses 25% to Red Capital and 75% to Fannie Mae until such additional losses total 20% of the unpaid principal balance. From that point, losses are split
10% to Red  Capital and 90% to Fannie Mae with the total loss to Red Capital capped at 20% of the original principal balance of the loan.

Red Capital services  multifamily  mortgage loans under the DUS program with outstanding  principal  balances  aggregating  approximately $2.6 billion at
March 31,  2002.  At March 31,  2002,  no DUS  loans in Red  Capital's  loan
servicing  portfolio  were  delinquent  or  in  default.   Red  Capital  has
established  reserves of approximately $8.0 million for possible loan losses under  this  program.  The  reserve is  determined  by  evaluating  pools of homogenous loans and includes information based upon industry and historical loss experience,  as well as each project's  recent  operating  performance.
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

DERIVATIVE AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
------------------------------------------------------

In the normal course of business,  Provident uses derivative and off-balance sheet financial instruments to manage its interest rate risk and to meet the financing  needs  of its  customers.  At March  31,  2002,  these  financial instruments  consisted  of  standby  letters  of  credit  of  $240  million, commitments  to extend credit of $2.7  billion,  and interest rate swaps and caps with a notional amount of $6.9 billion and $5.8 billion, respectively.

During  2001 and 2000,  Provident  entered  into two  credit  risk  transfer transactions.  Under the 2001 transaction,  Provident transferred 97 1/2% of the credit risk on a $.9 billion auto lease  portfolio,  while retaining a 2
1/2% first-loss position. Under the 2000 transaction,  Provident transferred
98% of the  credit  risk  on a $1.8  billion  auto  lease  portfolio,  while retaining  a 2%  first-loss  position.  As a result  of these  transactions,
Provident was able to lower its credit  concentration  in auto leasing while reducing its  regulatory  capital  requirements.  As of March 31, 2002,  the remaining  unpaid  auto  lease  balances  on the 2001 and 2000  credit  risk transfer transactions were $.7 billion and $1.4 billion, respectively.

LIQUIDITY
---------

Adequate  liquidity  is necessary  to meet the  borrowing  needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations  and support asset  growth.  Provident has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its  balance  sheet such as cash,  deposits  with other  banks and federal  funds sold.  Additional  sources of  liquidity  include the sale of securities,  the sale or secured  financing of corporate and consumer  loans and leases and the  generation  of new  deposits.  Provident may also borrow both  short-term  and long-term  funds.  Provident  has an  additional  $1.4 billion  available  for borrowing  under a $1.5 billion bank notes  program.
Approximately  $173 million of long-term debt is due to be repaid during the remainder of 2002.

The major  source of  liquidity  for  Provident  on a  parent-only  basis is dividends paid to it by its  subsidiaries.  Pursuant to Federal  Reserve and state  banking  regulations,  the  maximum  amount  available  for  dividend distribution  to the Parent at March 31, 2002 by its banking  subsidiary was approximately $76.5 million.  The Parent has not received any dividends from its subsidiaries  during the current year.  During 2001, higher credit costs had an  unfavorable  impact on net income.  While credit costs have declined substantially  during the first quarter of 2002, if these costs were to rise again, this could impact Provident's  ability to maintain the payment of its quarterly dividend at current rates.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

During 2002,  the Parent has not drawn on any of its $170 million in general purpose lines of credit with unaffiliated banks. Additionally the Parent had approximately $173 million in cash and interest earning deposits to meet its liquidity needs.

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
increase 4.33% for a 100 basis point decrease; decrease .19% for a 100 basis point increase;  and decrease 2.76% for a 200 basis point  increase.  Due to the current  interest  rate  environment,  nothing  beyond a 100 basis point decrease was simulated.  The effects of these interest rate fluctuations are considered worst case scenarios, as the analysis does not give consideration to any  management  of the new interest  rate  environment.  These tests are performed on a monthly basis, and the results,  which are in compliance with policy, are presented to the Board of Directors.

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

                                             Provident Financial Group, Inc.
                                             -------------------------------
                                                        Registrant

Date:  May 15, 2002                              \s\ Christopher J. Carey
                                             -------------------------------
                                                   Christopher J. Carey
                                               Executive Vice President and
                                                  Chief Financial Officer