Form 10-Q
period 2002-06-30
PROVIDENT FINANCIAL GROUP INC
filed 2002-08-14
CIK 316770

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934

For the Quarterly Period Ended                               Commission File
June 30, 2002                                                     No. 1-8019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest  practicable date: Common stock,  without par value, outstanding at July 31, 2002 is 48,716,991.

                    Please address all correspondence to:

                            Christopher J. Carey
            Executive Vice President and Chief Financial Officer
                       Provident Financial Group, Inc.
                           One East Fourth Street
                           Cincinnati, Ohio 45202

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                          INDEX TO QUARTERLY REPORT

                                ON FORM 10-Q

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . 14

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . 36

PART II. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . 37

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                             June 30,   December 31,
                                                               2002         2001
(Dollars in Thousands)                                    (Unaudited)
-------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                $    244,147    $    378,257
  Federal Funds Sold and Reverse Repurchase Agreements         56,337         122,966
  Trading Account Securities                                   81,739         101,156
  Loans Held for Sale                                         328,453         217,914
  Investment Securities Available for Sale
   (amortized cost - $3,797,095 and $3,510,601)             3,815,609       3,486,058
  Loans and Leases (Net of Unearned Income):
    Corporate Lending:
      Commercial                                            4,289,690       4,540,088
      Mortgage                                                873,726         939,824
      Construction                                            575,655         528,008
      Lease Financing                                       1,313,785       1,188,319
    Consumer Lending:
      Residential                                             750,045         922,747
      Installment                                           1,008,386         913,312
      Lease Financing                                       1,408,072       1,463,658
                                                         ------------    ------------
        Total Loans and Leases                             10,219,359      10,495,956
    Reserve for Loan and Lease Losses                        (211,262)       (240,653)
                                                         ------------    ------------
        Net Loans and Leases                               10,008,097      10,255,303
  Leased Equipment                                            166,515         185,863
  Premises and Equipment                                      101,230         103,085
  Goodwill                                                     82,432          80,649
  Other Assets                                                789,315         642,303
                                                         ------------    ------------
TOTAL ASSETS                                             $ 15,673,874    $ 15,573,554
                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                $    844,256    $    994,978
      Interest Bearing                                      8,548,319       7,859,272
                                                         ------------    ------------
        Total Deposits                                      9,392,575       8,854,250
    Short-Term Debt                                         1,314,980       1,885,309
    Long-Term Debt                                          2,914,945       2,941,165
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures                 450,864         450,759
    Minority Interest                                         161,213               -
    Accrued Interest and Other Liabilities                    491,096         549,481
                                                         ------------    ------------
        Total Liabilities                                  14,725,673      14,680,964
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized,
     Series D, 70,272 Issued                                    7,000           7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 48,671,668 and 49,205,897 Issued              14,427          14,587
    Capital Surplus                                           298,898         322,024
    Retained Earnings                                         680,699         647,675
    Accumulated Other Comprehensive Loss, Net                 (52,823)        (98,696)
                                                         ------------    ------------
        Total Shareholders' Equity                            948,201         892,590
                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 15,673,874    $ 15,573,554
                                                         ============    ============

See notes to consolidated financial statements.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                           Three Months Ended      Six Months Ended
                                                 June 30,              June 30,
                                           ------------------   -------------------
(In Thousands, Except Per Share Data)         2002       2001       2002       2001
-----------------------------------------------------------------------------------
Interest Income:
  Interest and Fees on Loans and Leases   $179,863   $225,925   $365,811   $449,023
  Interest on Investment Securities         56,840     51,941    110,188    108,785
  Other Interest Income                      5,791      4,153     10,857      9,229
                                          --------   --------   --------   --------
      Total Interest Income                242,494    282,019    486,856    567,037
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits              8,770     18,800     17,821     40,559
    Time Deposits                           58,804     82,020    117,207    171,996
                                          --------   --------   --------   --------
      Total Interest on Deposits            67,574    100,820    135,028    212,555
  Interest on Short-Term Debt                7,931     16,312     18,242     29,227
  Interest on Long-Term Debt                34,446     40,323     68,694     84,577
  Interest on Junior Subordinated
   Debentures                                6,150      8,925     12,088     16,162
                                          --------   --------   --------   --------
      Total Interest Expense               116,101    166,380    234,052    342,521
                                          --------   --------   --------   --------
        Net Interest Income                126,393    115,639    252,804    224,516
Provision for Loan and Lease Losses         33,119     24,900     57,109     48,587
                                          --------   --------   --------   --------
  Net Interest Income After Provision
    for Loan and Lease Losses               93,274     90,739    195,695    175,929
Noninterest Income:
  Service Charges on Deposit Accounts       10,915     10,131     21,364     19,239
  Loan Servicing Fees                       10,126     11,692     20,081     23,270
  Other Service Charges and Fees            12,657     10,293     23,020     19,785
  Leasing Income                             9,054     11,410     18,968     22,831
  Cash Gains on Sale of Loans                4,494        857      7,134      1,236
  Warrant Gains                              8,186        412      8,186        412
  Security Gains                               654          -        654          -
  Other                                      9,230     19,588     19,493     30,982
                                          --------   --------   --------   --------
    Total Noninterest Income                65,316     64,383    118,900    117,755
Noninterest Expense:
  Salaries, Wages and Benefits              58,730     53,036    115,119    101,168
  Charges and Fees                           8,099      8,584     15,750     15,228
  Occupancy                                  5,950      5,541     11,968     11,149
  Leasing Expense                            6,534      7,642     16,980     14,841
  Equipment Expense                          5,975      6,359     12,182     13,017
  Professional Services                      6,219      7,344     12,304     12,767
  Minority Interest Expense                    666          -        666          -
  Other                                     21,328     17,396     42,075     33,188
                                          --------   --------   --------   --------
    Total Noninterest Expense              113,501    105,902    227,044    201,358
                                          --------   --------   --------   --------
Income Before Income Taxes                  45,089     49,220     87,551     92,326
Applicable Income Taxes                     15,330     17,368     30,404     32,671
                                          --------   --------   --------   --------
  Net Income                              $ 29,759   $ 31,852   $ 57,147   $ 59,655
                                          ========   ========   ========   ========
Per Common Share:
  Basic Earnings Per Share                $   0.61   $   0.65   $   1.16   $   1.21
  Diluted Earnings Per Share                  0.58       0.63       1.13       1.18
  Cash Dividends Paid                         0.24       0.24       0.48       0.48

See notes to consolidated financial statements.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)

                                                                               Accumulated
                                                                                  Other
                                Preferred     Common     Capital    Retained  Comprehensive
(In Thousands)                      Stock      Stock     Surplus    Earnings    Loss, Net        Total
------------------------------------------------------------------------------------------------------
Balance at January 1, 2001        $ 7,000   $ 14,469   $ 314,895   $ 672,348   $  (17,929)   $ 990,783

Net Income                                                            59,655                    59,655
Other Comprehensive Income,
 Net of Tax:
 Cumulative Effect of a Change
  in Accounting Principle                                                         (28,332)     (28,332)
 Change in Unrealized
  Gains (Losses) on:
  Hedging Instruments                                                             (18,769)     (18,769)
  Marketable Securities                                                               986          986
                                                                                             ---------
     Total Comprehensive Income                                                                 13,540
Dividends Paid on:
 Preferred Stock                                                        (474)                     (474)
 Common Stock                                                        (23,460)                  (23,460)
Exercise of Stock Options and
 Accompanying Tax Benefits                        22       1,437                                 1,459
Distribution of Contingent
 Shares for Prior Year
 Acquisition                                       8         822                                   830
                                  -------   --------   ---------   ---------   ----------    ---------
Balance at June 30, 2001          $ 7,000   $ 14,499   $ 317,154   $ 708,069   $  (64,044)   $ 982,678
                                  =======   ========   =========   =========   ==========    =========

Balance at January 1, 2002        $ 7,000   $ 14,587   $ 322,024   $ 647,675   $  (98,696)   $ 892,590

Net Income                                                            57,147                    57,147
Other Comprehensive Income,
 Net of Tax:
 Change in Unrealized
  Gains (Losses) on:
  Hedging Instruments                                                              17,887       17,887
  Marketable Securities                                                            27,986       27,986
                                                                                             ---------
     Total Comprehensive Income                                                                103,020
Dividends Paid on:
 Preferred Stock                                                        (474)                     (474)
 Common Stock                                                        (23,649)                  (23,649)
Exercise of Stock Options and
 Accompanying Tax Benefits                        35       2,311                                 2,346
Benefit Plan Assets in
 Provident Stock                                (195)    (18,701)                              (18,896)
Costs Associated with issuance
 of PRIDES Securities                                     (6,722)                               (6,722)
Stock Repurchased and Cancelled                              (14)                                  (14)
                                  -------   --------   ---------   ---------   ----------    ---------
Balance at June 30, 2002          $ 7,000   $ 14,427   $ 298,898   $ 680,699   $  (52,823)   $ 948,201
                                  =======   ========   =========   =========   ==========    =========

See notes to consolidated financial statements.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                           Six Months Ended June 30,
                                                           -------------------------
(In Thousands)                                                   2002           2001
------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                               $    57,147    $    59,655
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan and Lease Losses                         57,109         48,587
   Amortization of Goodwill                                         -          2,238
   Other Amortization and Accretion                             6,416         (7,501)
   Depreciation of Leased Equipment and
    Premises and Equipment                                     21,853         24,611
   Tax Benefit Received from Exercise of Stock Options            508            453
   Realized Investment Security Gains                            (654)             -
   Proceeds from Sale of Loans Held for Sale                1,216,436        976,603
   Origination of Loans Held for Sale                      (1,321,641)      (925,117)
   Realized Gains on Loans Held for Sale                       (5,334)             -
   (Increase) Decrease in Trading Account Securities           19,417        (45,799)
   (Increase) Decrease in Interest Receivable                  (9,699)         1,795
   Decrease in Other Assets                                    31,297         50,337
   Increase in Interest Payable                                12,220         11,567
   Increase (Decrease) in Other Liabilities                   (30,180)        49,489
                                                          -----------    -----------
    Net Cash Provided By Operating Activities                  54,895        246,918
                                                          -----------    -----------
Investing Activities:
 Investment Securities Available for Sale:
  Proceeds from Sales                                         735,979      1,368,361
  Proceeds from Maturities and Prepayments                    456,764        598,224
  Purchases                                                (1,607,553)    (1,976,374)
 (Increase) Decrease in Loans and Leases                      191,327     (1,368,864)
 Decrease in Operating Lease Equipment                          8,484         10,465
 Increase in Premises and Equipment                            (9,134)       (10,518)
                                                          -----------    -----------
    Net Cash Used In Investing Activities                    (224,133)    (1,378,706)
                                                          -----------    -----------
Financing Activities:
 Increase (Decrease) in Deposits                              445,323        (22,504)
 Increase (Decrease) in Short-Term Debt                      (570,329)     1,100,228
 Principal Payments on Long-Term Debt                         (83,723)      (106,142)
 Proceeds From Issuance of Long-Term Debt and
  Company's Junior Subordinated Debentures                     38,314        128,665
 Proceeds From Issuance of Minority Interest,
  Net of Transaction Costs                                    161,213              -
 Cash Dividends Paid                                          (24,123)       (23,934)
 Proceeds from Exercise of Stock Options                        1,838          1,006
 Common Stock Repurchased and Cancelled                           (14)             -
                                                          -----------    -----------
    Net Cash Provided By (Used In) Financing Activities       (31,501)     1,077,319
                                                          -----------    -----------
     Decrease in Cash and Cash Equivalents                   (200,739)       (54,469)
Cash and Cash Equivalents at Beginning of Period              501,223        369,028
                                                          -----------    -----------
Cash and Cash Equivalents at End of Period                $   300,484    $   314,559
                                                          ===========    ===========
Supplemental Disclosures of Cash Flow Information:
 Cash Paid for:
  Interest                                                $   221,832    $   330,954
  Income Taxes                                                  5,534         14,634
 Non-Cash Activity:
  Transfer of Loans and Leases to Other Real Estate            12,519         12,033

See notes to consolidated financial statements.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying  unaudited  financial  statements  reflect all adjustments, consisting  of normal  recurring  accruals,  which  are,  in the  opinion of management, necessary for a fair presentation of the financial position, the results of operations,  changes in  shareholders'  equity and cash flows for the  periods  presented.  These  financial  statements  have  been  prepared according  to the rules  and  regulations  of the  Securities  and  Exchange
Commission and,  therefore,  certain  information  and footnote  disclosures normally  included  in  financial  statements  prepared in  accordance  with generally accepted  accounting  principles  ("GAAP") have been omitted.  The results of operations for interim periods are not necessarily  indicative of the results to be expected for the full year.

The  consolidated  financial  statements  include the  accounts of Provident
Financial Group, Inc.  ("Provident")  and its subsidiaries.  All significant
intercompany  balances  and  transactions  have  been  eliminated.   Certain
reclassifications   have  been  made  to   conform  to  the   current   year
presentation. These reclassifications had no effect on net income.

The financial  statements and notes thereto  appearing in  Provident's  2001 annual  report on Form  10-K,  which  include  descriptions  of  significant accounting  policies,  should  be read in  conjunction  with  these  interim financial statements.

NOTE 2.  EARNINGS PER SHARE
---------------------------

Basic earnings per share is calculated by dividing net income, less dividend requirements on convertible  preferred stock by the weighted  average number of common  shares  outstanding  for the period.  Diluted  earnings per share takes into  consideration  the pro forma dilution  assuming the  convertible preferred  shares  and  the  in-the-money  outstanding  stock  options  were converted or exercised into common shares. It also takes into  consideration the dilutive impact of shares held in benefit plans and of forward  purchase contracts  required  to be settled  in  Provident  Stock.  Net income is not adjusted for preferred dividend requirements.

Stock options to purchase  approximately  3.0 million and 2.0 million shares of Common Stock were  outstanding  at June 30, 2002 and 2001,  respectively, but were not  included  in the  computation  of diluted  earnings  per share because the options' exercise price was not in-the-money and, therefore, the effect  would be  anti-dilutive.  The PRIDES  units were not included in the computation  of dilutive  earnings per share as the average market price did not  equal  or  exceed  $29.06  and,  thus,  had  no  dilutive  impact.  See
"Management's  Discussion and Analysis of Financial Condition and Results of
Operations - Minority Interest" for additional information.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common share:

                                                Three Months Ended       Six Months Ended
                                                      June 30,                June 30,
                                               --------------------    --------------------
(In Thousands, Except Per Share Data)              2002        2001        2002        2001
-------------------------------------------------------------------------------------------
Basic:
 Net Income                                    $ 29,759    $ 31,852    $ 57,147    $ 59,655
 Less Preferred Stock Dividends                    (237)       (237)       (474)       (474)
                                               --------    --------    --------    --------
  Income Available to Common Shareholders        29,522      31,615      56,673      59,181
  Weighted-Average Common Shares Outstanding     48,646      48,897      48,936      48,881
                                               --------    --------    --------    --------
 Basic Earnings Per Share                      $   0.61    $   0.65    $   1.16    $   1.21
                                               ========    ========    ========    ========
Diluted:
 Net Income                                    $ 29,759    $ 31,852    $ 57,147    $ 59,655
 Weighted-Average Common Shares Outstanding      48,646      48,897      48,936      48,881
 Benefit Plans Common Shares                        651           -         327           -
 Assumed Conversion of:
  Convertible Preferred Stock                       988         988         988         988
  Dilutive Stock Options
   (Treasury Stock Method)                          630         689         501         686
                                               --------    --------    --------    --------
 Dilutive Potential Common Shares                50,915      50,574      50,752      50,555
                                               --------    --------    --------    --------
 Diluted Earnings Per Share                    $   0.58    $   0.63    $   1.13    $   1.18
                                               ========    ========    ========    ========

NOTE 3.  GUARANTEED  PREFERRED  BENEFICIAL  INTERESTS  IN  COMPANY'S  JUNIOR
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
Approximately  $385 million of the  preferred  securities  qualify as Tier 1 capital and the  remainder  qualifies as Tier 2 capital for bank  regulatory purposes.  The sole  assets of the  trusts  are the  debentures.  The junior subordinated debentures consisted of the following at June 30, 2002:

                           Stated     Effective    Maturity
(Dollars in Thousands)       Rate      Rate (1)        Date      Amount
-----------------------------------------------------------------------
November 1996 Issuance       8.60%        8.66%    12/01/26    $ 98,982
June 1999 Issuance           8.75%        3.18%    06/30/29     121,456
November 2000 Issuance      10.25%        4.55%    12/31/30     109,199
March 2001 Issuance          9.45%        4.83%    03/30/31     121,227
                                                               --------
      Total                                                    $450,864
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

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  COMPREHENSIVE INCOME
-----------------------------

Comprehensive income represents the changes in equity during a period except those  resulting  from  investments by  shareholders  and  distributions  to shareholders. For Provident,  components of comprehensive income include the unrealized  gains/losses  on securities  available  for sale and  unrealized gains/losses on cash flow hedging  derivatives  (collectively known as other comprehensive  income),  as well as net  income.  A summary of  activity  in accumulated other comprehensive income (loss) follows:

                                                                   Six Months Ended
                                                                       June 30,
                                                                 --------------------
(In Thousands)                                                       2002        2001
-------------------------------------------------------------------------------------
Accumulated Unrealized Losses on Securities Available
 for Sale at January 1, Net of Tax                               $(15,953)   $(17,929)
Net Unrealized Gains for the Period, Net of Tax
 Expense of $15,299 in 2002 and $531 in 2001                       28,411         986
Reclassification Adjustment for Gains Included in Net Income,
 Net of Tax Expense of $229 in 2002                                  (425)          -
                                                                 --------    --------
Effect on Other Comprehensive Income (Loss) for the Year           27,986         986
                                                                 --------    --------
Accumulated Unrealized Gains (Losses) on Securities Available
 for Sale at June 30, Net of Tax                                 $ 12,033    $(16,943)
                                                                 ========    ========

Accumulated Unrealized Losses on Derivatives Used in Cash
 Flow Hedging Relationships at January 1, Net of Tax             $(82,743)   $      -
Cumulative Effect of Change in Accounting Principle, Net of
 Tax Benefit of $15,256 in 2001                                         -     (28,332)
Net Unrealized Gains (Losses) for the Period, Net of Tax
 Expense (Benefit) of $22,561 in 2002 and $(7,360) in 2001         41,900     (13,667)
Reclassification Adjustment for Losses Included in Net Income,
 Net of Tax Benefit of $12,930 in 2002 and $2,748 in 2001         (24,013)     (5,102)
                                                                 --------    --------
Effect on Other Comprehensive Income (Loss) for the Year           17,887     (47,101)
                                                                 --------    --------
Accumulated Unrealized Losses on Derivatives Used in Cash
 Flow Hedging Relationships at June 30, Net of Tax               $(64,856)   $(47,101)
                                                                 ========    ========

Accumulated Other Comprehensive Loss at January 1, Net of Tax    $(98,696)   $(17,929)
Other Comprehensive Income (Loss), Net of Tax                      45,873     (46,115)
                                                                 --------    --------
Accumulated Other Comprehensive Loss at June 30, Net of Tax      $(52,823)   $(64,044)
                                                                 ========    ========

NOTE 5.  LINE OF BUSINESS REPORTING
-----------------------------------

Provident's three major business lines,  referred to as Commercial  Banking,
Retail Banking and Mortgage Banking,  are based on the products and services offered,  and its  management  structure.  Commercial  Banking offers a full range of commercial lending and financial products and services to corporate businesses.  Retail Banking provides  consumer  lending,  deposit  accounts, trust, brokerage and investment products and services to consumers and small
businesses.   Mortgage  Banking  offers   traditional  and   non-traditional
residential  mortgage loans to consumers,  and also provides  fee-based loan processing, loan warehousing and servicing for third party originators.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed  income  statements  and  average  assets are  provided  below for
Provident's  three major lines of business for the three-month and six-month periods ended June 30, 2002 and 2001.

                                   Commercial      Retail    Mortgage   Corporate
(Dollars in Millions)                 Banking     Banking     Banking      Center        Total
----------------------------------------------------------------------------------------------
Three Months Ended June 30 2002:
  Net Interest Income                $   55.7    $   55.0    $   15.7    $    -      $   126.4
  Provision for Loan Losses             (13.4)       (3.0)       (7.7)       (9.0)       (33.1)
  Noninterest Income                     29.5        17.8         9.2         8.8         65.3
  Noninterest Expense                   (45.4)      (50.4)      (17.7)        -         (113.5)
  Income Taxes                           (9.0)       (6.6)        0.2         0.1        (15.3)
                                     --------    --------    --------    --------    ---------
  Net Income                         $   17.4    $   12.8    $   (0.3)   $   (0.1)   $    29.8
                                     ========    ========    ========    ========    =========
  Average Assets                     $  7,004    $  3,679    $  1,555    $  3,145    $  15,383
                                     ========    ========    ========    ========    =========
Three Months Ended June 30 2001:
  Net Interest Income                $   51.3    $   47.6    $   16.7    $    -      $   115.6
  Provision for Loan Losses             (14.9)       (4.7)       (5.3)        -          (24.9)
  Noninterest Income                     41.2        16.8         6.4         -           64.4
  Noninterest Expense                   (44.0)      (45.3)      (16.6)        -         (105.9)
  Income Taxes                          (11.8)       (5.1)       (0.4)        -          (17.3)
                                     --------    --------    --------    --------    ---------
  Net Income                         $   21.8    $    9.3    $    0.8    $    -      $    31.9
                                     ========    ========    ========    ========    =========
  Average Assets                     $  6,949    $  3,154    $  2,126    $  2,764    $  14,993
                                     ========    ========    ========    ========    =========
Six Months Ended June 30 2002:
  Net Interest Income                $  112.3    $  109.7    $   30.8    $    -      $   252.8
  Provision for Loan Losses             (32.1)       (6.7)       (9.3)       (9.0)       (57.1)
  Noninterest Income                     57.6        36.8        15.7         8.8        118.9
  Noninterest Expense                   (93.3)      (99.0)      (34.8)        -         (227.1)
  Income Taxes                          (15.4)      (14.2)       (0.9)        0.1        (30.4)
                                     --------    --------    --------    --------    ---------
  Net Income                         $   29.1    $   26.6    $    1.5    $   (0.1)   $    57.1
                                     ========    ========    ========    ========    =========
  Average Assets                     $  6,953    $  3,702    $  1,620    $  3,114    $  15,389
                                     ========    ========    ========    ========    =========
Six Months Ended June 30 2001:
  Net Interest Income                $  101.0    $   91.8    $   31.7    $    -      $   224.5
  Provision for Loan Losses             (27.5)      (10.3)      (10.8)        -          (48.6)
  Noninterest Income                     71.8        33.0        13.0         -          117.8
  Noninterest Expense                   (81.2)      (87.3)      (32.9)        -         (201.4)
  Income Taxes                          (22.7)       (9.6)       (0.3)        -          (32.6)
                                     --------    --------    --------    --------    ---------
  Net Income                         $   41.4    $   17.6    $    0.7    $    -      $    59.7
                                     ========    ========    ========    ========    =========
  Average Assets                     $  6,696    $  3,114    $  2,052    $  2,788    $  14,650
                                     ========    ========    ========    ========    =========

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

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6.  GOODWILL AND OTHER INTANGIBLES
---------------------------------------

Provident  adopted the  provisions  of  Statement  of  Financial  Accounting
Standards ("FAS") No. 141, "Business  Combinations",  and No. 142, "Goodwill
and  Other  Intangible  Assets",  on  January 1 2002.  Under the new  rules, goodwill  and  intangible  assets  deemed to have  indefinite  lives will no longer  be  amortized  but will be  subject  to annual  impairment  tests in accordance  with the  Statements.  Other  intangible  assets  continue to be amortized  over their  useful  lives.  Management  performed a  transitional impairment  test on its goodwill assets as of January 1, 2002 and determined that no impairment existed as of that date.

As a result of adopting  FAS No. 142,  Provident  did not incur any goodwill amortization  during 2002,  whereas during 2001 Provident  recorded goodwill amortization.  The follow  table  provides net income and earnings per share for the three-month and six-month periods ended June 30, 2001 on a pro forma basis excluding goodwill amortization.

                                                Three Months     Six Months
                                                   Ended           Ended
(In Thousands, Except Per Share Amounts)       June 30, 2001   June 30, 2001
----------------------------------------------------------------------------
Net Income:
 As Reported                                      $   31,852      $   59,655
 Add Back: After-Tax Goodwill Amortization               733           1,455
                                                  ----------      ----------
 Pro-Forma Net Income                             $   32,585      $   61,110
                                                  ==========      ==========
Basic Earnings Per Common Share:
 As Reported                                      $     0.65      $     1.21
 Add Back: After-Tax Goodwill Amortization              0.01            0.03
                                                  ----------      ----------
 Pro-Forma Basic Earnings Per Common Share        $     0.66      $     1.24
                                                  ==========      ==========
Diluted Earnings Per Common Share:
 As Reported                                      $     0.63      $     1.18
 Add Back: After-Tax Goodwill Amortization              0.01            0.03
                                                  ----------      ----------
 Pro-Forma Diluted Earnings Per Common Share      $     0.64      $     1.21
                                                  ==========      ==========

Changes in the carrying amount of goodwill for the six months ended June 30,
2002, are as follows:

                                              Commercial    Retail
(In Thousands)                                   Banking   Banking     Total
----------------------------------------------------------------------------
Balance at January 1, 2002                       $39,825   $40,824   $80,649
Goodwill Acquired During the Year                      -       189       189
Goodwill Recorded as a Result of Contingent
 Consideration being Recognized                    1,594         -     1,594
                                                 -------   -------   -------
Balance at June 30, 2002                         $41,419   $41,013   $82,432
                                                 =======   =======   =======

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As all of Provident's  other intangible  assets have been determined to have limited  lives,  these assets have continued to be amortized as in the past.
Intangible assets, along with accumulated amortization, is provided below as of June 30, 2002:

                                             Gross                       Net
                                          Carrying    Accumulated   Carrying
(In Thousands)                               Value   Amortization      Value
----------------------------------------------------------------------------
Non-Contractual Customer Relationships     $21,997        $ 5,685    $16,312
Purchased Core Deposits                      1,429            893        536
                                           -------        -------    -------
Balance at June 30, 2002                   $23,426        $ 6,578    $16,848
                                           =======        =======    =======

The estimated  amortization of intangible assets for the next five years, is
$2.3 million for the remainder of 2002;  $4.7 million for 2003; $4.4 million for 2004; $3.3 million for 2005; and $1.5 million for 2006.

NOTE 7.  MORTGAGE SERVICING ASSETS
----------------------------------

Provident  recognizes  the rights to service  mortgage loans it does not own but services for others within Other Assets of its Balance Sheets.  Mortgage servicing  assets may be recognized  (1) when  mortgage  loans are sold with servicing  retained or (2) when mortgage loan  servicing is purchased.  When mortgage  loans  are sold,  the  carrying  value of the  loans is  allocated between the loans sold and servicing  assets  retained based on the relative fair  values  of  each.  Mortgage  servicing  assets,  when  purchased,  are initially  recorded at cost.  Mortgage  servicing  assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. At June 30, 2002 and 2001, Provident had $96.4 million and $82.4 million, respectively, of mortgage servicing assets.

NOTE 8.  RESTRICTED ASSETS
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

The subsidiaries and their total assets as of June 30, 2002 follow:

(In Thousands)                                                  Total Assets
----------------------------------------------------------------------------
Provident Auto Leasing Company                                      $515,517
Provident Auto Rental LLC 2000-1                                     362,327
Provident Auto Rental LLC 2001-1                                     331,889
Provident Auto Rental LLC 1999-1                                     205,068
Provident Lease Receivables Company LLC                              163,532
Provident Auto Rental LLC 2000-2                                     154,754
Provident Auto Rental Company LLC 1998-2                              42,352
Provident Auto Rental Company LLC 1998-1                              41,247

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
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION  AND
----------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

INTRODUCTION
------------

Provident is a bank  holding  company  headquartered  in  Cincinnati,  Ohio.
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

Accounting Policies
-------------------

Note 1 to Provident's consolidated financial statements included in the 2001
Annual Report filed on Form 10-K lists significant  accounting policies used in the  development  and  presentation  of its financial  statements.  These accounting  policies,  along with  discussion and analysis  included in this report,  are necessary for an understanding  and evaluation of Provident and its results of operations.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Summary
-------

The following table summarizes earnings  components,  earnings per share and key financial ratios:

                                              Three Months Ended                   Six Months Ended
                                                   June 30,                             June 30,
(Dollars in Thousands,                --------------------------------    ---------------------------------
 Except Per Share Data)                   2002        2001      Change         2002        2001      Change
-----------------------------------------------------------------------------------------------------------
Net Interest Income                   $126,393    $115,639           9%    $252,804    $224,516          13%
Noninterest Income                      65,316      64,383           1      118,900     117,755           1
Total Revenue                          191,709     180,022           6      371,704     342,271           9
Provision for Loan and Lease Losses     33,119      24,900          33       57,109      48,587          18
Noninterest Expense                    113,501     105,902           7      227,044     201,358          13
Net Income                              29,759      31,852          (7)      57,147      59,655          (4)
Diluted Earnings per Share                0.58        0.63          (8)        1.13        1.18          (4)
Return on Average Equity                 12.53%      13.06%                   12.21%      12.27%
Return on Average Assets                  0.77%       0.85%                    0.74%       0.81%
Efficiency Ratio (Excludes Unusual
 Credit Charges, Minority Interest
 Expense and Warrant Gains               61.58%      58.96%                   61.37%      58.90%

Second  quarter 2002 earnings per diluted share and net income were $.58 and
$29.8  million,  respectively,  compared  with $.63 and $31.9 million in the second  quarter of 2001.  First half 2002 earnings per diluted share and net income were $1.13 and $57.1 million,  respectively,  compared with $1.18 and
$59.7 million for the first half of 2001.  Although down slightly from those reported a year ago,  current earnings did increase  significantly  from the third and fourth  quarters of 2001,  which posted net losses of $7.4 million and $28.9  million,  respectively.  The losses were  primarily the result of large credit-related charges during the final two quarters of 2001.

The provision for loan and lease losses was $57.1 million for the first half of 2002 as  compared to $48.6  million  during the same time period of 2001.
Additionally,  Provident recorded $3.7 million of credit-related charges for the write-down of foreclosed  property and leased  equipment  (included with noninterest  expense)  during the first  half of 2002.  During the third and
fourth   quarters  of  2001,   Provident   recorded   provision   and  other
credit-related  charges of $86.0 million and $115.2  million,  respectively.
The  higher  than  normal   expenses   incurred  for   provision  and  other
credit-related  charges were due  primarily to the weakened  economy and the events of September 11, 2001. As credit-related  volatility  declined during
2002, the provision returned to a more normal level as compared to the third and fourth quarters of 2001. The increase in provision during the first half of 2002 as  compared  to the same period of 2001 was a result of the sale of
$27 million of  nonperforming  loans from Provident's  residential  mortgage portfolio at a $9.1 million discount. This increase was substantially offset in net  income  by an $8.2  million  cash  gain  recognized  from a  warrant transaction.  During the second quarter of 2002 the loss reserve was allowed to decline as $29.4  million of  commercial  airline  loans and leases  were charged off. These  charge-offs did not impact the current period  provision as last year's  increase in the loss  reserve was deemed  adequate to absorb
these  charge-offs.   Although  encouraged  by  the  reduced  credit-related
volatility during 2002,  management  continues to work diligently to resolve any remaining credit issues in the lending portfolio.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Provident's  total revenue (net  interest  income plus  noninterest  income)
increased $29.4 million, or 9%, during the first half of 2002 as compared to the first half of 2001. Net interest income  increased by $28.3 million,  or
13%, as a result of growth in earning  assets,  primarily  small to mid-size equipment  lease  financing and investment  securities,  and an improved net interest  margin which  increased  from 3.40% to 3.54%.  Noninterest  income increased  $1.1 million,  or 1%, from that reported in last year's first two quarters.

Noninterest  expense increased $25.7 million,  or 13%, for the first half of
2002 as compared  to the first half of 2001.  The  increase  in  noninterest expense was primarily the result of three  activities.  First,  Provident is investing in businesses where strong growth opportunities  exist,  including middle  market  commercial  lending,  middle  market  equipment  leasing and mortgage servicing. Also, significant investments continue to be made within the credit and risk administration  functions.  Finally, as noted earlier in this section, the first six months of 2002 noninterest expense included $3.7
million  of   credit-related   charges  for  the  write-down  of  foreclosed
properties and leased  equipment.  The ratio of  noninterest  expense to tax equivalent revenue ("efficiency  ratio"),  excluding unusual credit charges, minority  interest  expense and warrant  gains,  increased to 61.37% for the first half of 2002 as compared to 58.90% during 2001.

Total assets  increased $100 million from December 31, 2001 to June 30, 2002 primarily  as a result of an increase in small to mid-size  equipment  lease financing and investment  securities.  Partially  offsetting these increases was a decrease in commercial  loans. The decrease in commercial loans is due to a softness  in  commercial  loan  demand  and  management's  decision  to de-emphasize its structured finance and large equipment leasing  businesses.
Total deposits increased $538 million during the first half of 2002. Average core deposits  increased at an  annualized  rate of 8%.  Regulatory  capital ratios  improved  significantly  during  the  first  half of 2002 due to the issuance of $165 million of Real Estate  Investment  Trust (REIT)  preferred securities.

Business Lines
--------------

Provident's major business lines are Commercial Banking,  Retail Banking and
Mortgage  Banking.  The following table summarized net income by major lines of business for the  three-month  and six-month  periods ended June 30, 2002 and 2001.  Condensed income  statements and average balances are provided in
Note 5 of the "Notes to Consolidated Financial Statements".

                             Three Months Ended          Six Months Ended
                                  June 30,                   June 30,
                          -----------------------    -----------------------
(Dollars in Millions)          2002          2001         2002          2001
----------------------------------------------------------------------------
Commercial Banking        $    17.4     $    21.8    $    29.1     $    41.4
Retail Banking                 12.8           9.3         26.6          17.6
Mortgage Banking               (0.3)          0.8          1.5           0.7
Corporate Center               (0.1)          -           (0.1)          -
                          ---------     ---------    ---------     ---------
                          $    29.8     $    31.9    $    57.1     $    59.7
                          =========     =========    =========     =========

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Business line descriptions and fluctuation analysis follows:

o  Commercial  Banking  provides a broad  range of  commercial  banking  and commercial  real  estate  products  and  services.  Areas  of  focus  and expertise include regional middle-market  lending,  equipment leasing and
   financing,   cash  management,   and  loan  servicing,   structuring  and
   investment  banking services for the multi-family  housing and healthcare industries.

   Net  income  for the  second  quarter  and  first  half of 2002 was $17.4 million and $29.1  million,  respectively,  compared to $21.8 million and
   $41.4  million for the same  periods in 2001.  Total  revenues  decreased during  the first six months of 2002 as a result of slower  asset  growth and lower fee-based transaction activity.  Both provision and noninterest expense  increased during the first half of 2002 due to credit write-offs and residual  write-downs  resulting from the extended economic softness.
   Management  continues to  re-position  this  business line so it can grow with a more predictable  earnings  pattern.  Management is de-emphasizing its higher  credit  risk areas of  structured  finance  lending and large
   equipment   leasing   while  growing  its  lower  credit  risk  areas  of
   middle-market  leasing  and  regional  middle-market  commercial  lending units.

   Red Capital Group, a business unit within Commercial  Banking,  continued
   to make significant  contributions to revenue growth in the first half of
   2002.  Total revenues have increased 23% and net income has increased 25%
   in the first six months of 2002 compared to 2001. Red Capital  provides a platform to generate fee income from  originating,  selling and servicing commercial  mortgage loans which  improves  Provident's  balance  between interest spread and fee-based revenues.

o  Retail Banking provides a variety of banking and investment  products and services to retail  consumers  and  businesses.  Services  are  delivered through various delivery channels including Financial Centers, telephone,
   ATMs  and the  internet.  Primary  operating  areas  include  Retail  and
   Business Banking, Consumer Lending and Provident Financial Advisors.

   Net income  increased  $3.5 million and $9.0 million for the  three-month and six-month periods ended June 30, 2002 as compared to the same periods in 2001.  The  primary  driver for the  increase  was an  increase in net interest  income on deposits.  Average  total retail  deposits grew by 8%
   during the second quarter of 2002 compared to the second quarter of 2001.
   This  largely   occurred  as  a  result  of  internet   deposit-gathering
   initiatives.  In  addition to an  increase  in deposit  volume,  the rate environment has had a positive impact on the net interest margin.

o  Mortgage  Banking  offers  traditional  and  non-traditional  residential mortgage loans to consumers, and also provides fee-based loan processing, loan  warehousing  and servicing for third party  originators.  Loans are originated  through  retail  and  broker  channels  and  are  sold  on  a whole-loan  basis.  Whole-loan sales refer to the transfer of credit risk along  with the  payment  stream of the  loan.  Primary  operating  areas include Mortgage  Services,  Warehouse  Lending Services and the National
   Servicing Center.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

   Mortgage  Banking had net income (loss) of ($.3) million and $1.5 million for the  second  quarter  and six  months  of 2002.  The net loss for the second  quarter was primarily  the result of higher loan loss  provision.
   Mortgage  Banking  has  continued  to  implement  strategic   initiatives
   designed to reduce its risk  profile,  the largest  initiative  being the transition from portfolio  lending to whole-loan  sales.  Since the third quarter  of 2001,  nonconforming  loan  originations  have been sold on a whole-loan basis to investors. During the second quarter of 2002, the net sales premium on  nonconforming  loan sales  averaged  approximately  205 basis  points as  compared  to 130 basis  points  reported  for the first quarter of 2002. These sales provided  Mortgage Banking with $3.8 million of gains that were not  present in the  second  quarter of 2001.  Through associations  with other  companies,  a new direct retail  marketing loan division and a new mortgage  services  company,  management  continues to seek and cultivate new opportunities for diverse cash flow streams within the mortgage business.

   During the second quarter of 2002, $27 million of nonperforming  mortgage loans  were  sold.  Primarily  as a  result  of this  transaction,  total nonperforming loans within Mortgage Banking decreased from $71 million at
   March 31, 2002 to $43 million as of June 30, 2002.

o  Corporate  Center  includes  revenue and  expenses  not  allocated to the primary business lines,  including any unusual revenues and expenses. Net income for  Corporate  Center  included  warrant  gains of $8.2  million, security gains of $.7 million and a loss of $9.1 million from the sale of
   $27  million  of  non-performing  loans  from  the  residential  mortgage portfolio.

Net Interest Income
-------------------

Net interest income for the six months ended June 30, 2002,  increased $28.3 million,  or 13%,  compared to the first six months of 2001. The increase in interest  income was due to an  increase in average  earning  assets of $1.1 billion,  or 8%, and an increase in the net interest margin. The increase in average  earning  assets  resulted  primarily from the growth of the lending
portfolio,   principally  equipment  lease  financing,  and  the  investment security portfolio. The growth in earning assets were primarily supported by
a  corresponding  growth  in  interest  bearing  liabilities.   The  largest
increases in interest  bearing  liabilities  was time deposits and long-term debt.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Net interest margin  represents net interest income as a percentage of total interest earning assets.  For the first six months of 2002, the net interest margin, on a tax-equivalent  basis, was 3.54% compared to 3.40% for the same period in 2001.  This increase was driven by changes in rates and volumes of earning assets and the  corresponding  funding sources.  The following table details  the  components  of  the  change  in  net  interest  income  (on  a tax-equivalent  basis) by major  category  of  interest  earning  assets and interest bearing liabilities for the three-month and six-month periods ended
June 30, 2002 and 2001.
                                             Three Months Ended                         Six Months Ended
                                  ---------------------------------------   ---------------------------------------
                                     June 30, 2002        June 30, 2001        June 30, 2002        June 30, 2001
                                  ------------------   ------------------   ------------------   ------------------
                                  Average    Average   Average    Average   Average    Average   Average    Average
(Dollars in Millions)             Balance       Rate   Balance       Rate   Balance       Rate   Balance       Rate
-------------------------------------------------------------------------------------------------------------------
Assets:
 Loans and Leases:
  Corporate Lending:
   Commercial                     $ 4,231       5.99%  $ 4,825       7.75%  $ 4,308       6.04%  $ 4,713       8.26%
   Mortgage                           878       6.17       856       8.20       880       6.35       635       8.90
   Construction                       560       4.38       587       7.49       563       4.60       812       7.95
   Lease Financing                  1,268       9.25     1,020      10.74     1,232       9.72       836      11.06
                                  -------      -----   -------      -----   -------      -----   -------      -----
    Total Corporate Lending         6,937       6.48     7,288       8.20     6,983       6.61     6,996       8.62
  Consumer Lending:
   Residential                        791      11.21     1,067      10.91       830      11.00     1,004      11.23
   Installment                        965       6.88       719      10.38       951       7.12       691      10.56
   Lease Financing                  1,407       8.31     1,152      10.21     1,427       8.20     1,115      10.48
                                  -------      -----   -------      -----   -------      -----   -------      -----
    Total Consumer Lending          3,163       8.60     2,938      10.51     3,208       8.60     2,810      10.77
                                  -------      -----   -------      -----   -------      -----   -------      -----
     Total Loans and Leases        10,100       7.14    10,226       8.86    10,191       7.24     9,806       9.23
 Investment Securities              3,866       5.90     3,113       6.69     3,794       5.86     3,195       6.87
 Federal Funds Sold and Reverse
  Repurchase Agreements               127       2.85       112       5.46       118       2.82       104       5.60
 Other Short Term Investments         299       6.55       236       4.48       292       6.36       205       6.26
                                  -------      -----   -------      -----   -------      -----   -------      -----
   Total Earning Assets            14,392       6.76    13,687       8.26    14,395       6.82    13,310       8.59
 Cash and Due From Banks              212                  239                  225                  268
 Other Assets                         779                1,067                  769                1,072
                                  -------              -------              -------              -------
  Total Assets                    $15,383              $14,993              $15,389              $14,650
                                  =======              =======              =======              =======
Liabilities and
 Shareholders' Equity:
 Deposits:
  Demand Deposits                 $   546       1.12   $   486       2.87   $   529       1.07   $   475       3.13
  Savings Deposits                  1,475       1.97     1,550       3.97     1,505       2.01     1,526       4.39
  Time Deposits                     6,446       3.66     5,698       5.77     6,184       3.82     5,712       6.07
                                  -------      -----   -------      -----   -------      -----   -------      -----
   Total Deposits                   8,467       3.20     7,734       5.23     8,218       3.31     7,713       5.56
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements              904       2.91     1,297       4.32     1,190       2.64     1,032       4.65
  Commercial Paper                    284       1.93       221       4.24       278       1.93       220       4.92
  Short-Term Notes Payable              3       1.58         2       3.74         2       1.59         2       4.30
                                  -------      -----   -------      -----   -------      -----   -------      -----
   Total Short-Term Debt            1,191       2.67     1,520       4.31     1,470       2.50     1,254       4.70
 Long-Term Debt                     2,902       4.76     2,685       6.02     2,907       4.76     2,708       6.30
 Junior Subordinated Debentures       451       5.47       450       7.95       451       5.41       393       8.29
                                  -------      -----   -------      -----   -------      -----   -------      -----
  Total Interest Bearing
   Liabilities                     13,011       3.58    12,389       5.39    13,046       3.62    12,068       5.72
 Noninterest Bearing Deposits         881                1,212                  864                1,236
 Minority Interest                     34                    -                   17                    -
 Other Liabilities                    507                  416                  526                  374
 Shareholders' Equity                 950                  976                  936                  972
                                  -------              -------              -------              -------
  Total Liabilities and
   Shareholders' Equity           $15,383              $14,993              $15,389              $14,650
                                  =======              =======              =======              =======
Net Interest Spread                             3.18%                2.87%                3.20%                2.87%
                                                ====                 ====                 ====                 ====
Net Interest Margin                             3.52%                3.39%                3.54%                3.40%
                                                ====                 ====                 ====                 ====

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Provision and Reserve for Loan and Lease Losses and Credit Quality
------------------------------------------------------------------

Management's determination of the adequacy of the loan loss reserve is based on an  assessment  of the  losses  given the  conditions  at the time.  This assessment  consists  of certain  loans and  leases  being  evaluated  on an individual basis, as well as all loans and leases being categorized based on common credit risk attributes and being evaluated as a group.

Provident's  Credit  and  Risk  Management  Group  is  responsible  for  the establishment and oversight of Provident's credit risk policies.  The credit risk policies address  underwriting  standards,  internal lending limits and methodologies  for the monitoring of credit risk within the various loan and lease  portfolios.  Loans and  leases  are  primarily  monitored  by closely following changes and trends in assigned risk ratings. Credit scoring models are used for  consumer  and small  business  loans and leases,  while larger commercial,  commercial  mortgage  and  commercial  construction  loans  are assigned  individual  risk ratings.  These  ratings are assigned  based upon individual  credit  analysis  and are  reported  to senior  management  on a regular basis.

Loans and  leases  that have been  placed on  classified  and/or  nonaccrual status are further  evaluated  for  potential  losses  based upon review and
discussion  among  lending  officers,   Credit,   Loan  Review,   collection
associates,  and senior  management.  Factors  considered include the market value of collateral or real estate associated with a specific loan or lease, cash flows generated by the borrower,  third-party  guarantees,  the general economic  climate  and any  specific  industry  trends  that may  affect  an individual loan or lease.

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

Additional loss estimates  associated with securitized assets and loans sold under the  Fannie Mae DUS  Program  are  provided  for  separately  from the reserve for loan and lease losses.  For more information on credit exposures for these off-balance sheet assets, see "Management  Discussion and Analysis of Financial  Condition  and Results of  Operations  - Asset  Securitization
Activity" and "Fannie Mae DUS Program."  The  following  paragraphs  provide information concerning its on-balance sheet credit portfolio.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

The  provision for loan and lease losses was $57.1 million and $48.6 million for the first six  months of 2002 and 2001,  respectively.  During the third and fourth quarters of 2001,  Provident recorded $66.0 and $111.2 million of provision expense. The higher than normal provision was due primarily to the weakened economy and the events of September 11, 2001. As the credit-related volatility  declined  during 2002,  the provision  returned to a more normal level.  The $8.2 million increase in provision in the second quarter of 2002 as compared to 2001 was a result of the sale of $27 million of nonperforming loans from the residential  mortgage  portfolio at a $9.1 million  discount.
The ratio of reserve for loan and lease losses to total loans and leases was
2.07%  and  1.70% at June 30,  2002 and  2001,  respectively.  The  ratio of reserve  for loan and lease  losses to total  loans and  leases  was  raised during the second half of 2001 based on  analyses of the lending  portfolio, deterioration  of  asset  quality  indicators  and  the  uncertain  economic environment. During the second quarter of 2002, the loss reserve was allowed to decline as $29.4  million of  commercial  airline  loans and leases  were charged off,  which did not impact the provision as last year's  increase in the loss reserve was adequate to absorb these charge-offs without increasing provision expense.

Management  continues  to remain  focused on  resolving  its credit  issues.
Provident has initiated  various steps to enhance its credit review function including  the hiring of a Chief  Credit  and Risk  Officer,  enlarging  its
Credit and Risk Management  department and improving  internal  policies and
procedures.   Additionally,  Provident  is  implementing  several  strategic changes to improve its credit quality metrics, portfolio diversification and loan concentrations. These initiatives include de-emphasizing its structured finance lending and auto leasing,  as well as originating its  nonconforming residential  loans for sale on a whole-loan  basis.  Regional  middle-market commercial  lending,  middle-market  leasing and prime home equity loans are businesses  which  management  believes  it can grow with  more  predictable future earnings streams.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

The following  table shows the progression of the reserve for loan and lease losses and selected reserve ratios:

                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                      ----------------------    -----------------------
(Dollars in Thousands)                     2002         2001         2002          2001
---------------------------------------------------------------------------------------
Balance at Beginning of Period        $ 240,663    $ 163,682    $ 240,653     $ 154,300
Acquired Reserves                             -        8,728            -        10,003
Provision for Loan and Lease Losses      33,119       24,900       57,109        48,587
Loans and Leases Charged Off            (70,583)     (24,470)    (102,546)      (43,796)
Recoveries                                8,063        4,135       16,046         7,881
                                      ---------    ---------    ---------     ---------
  Balance at End of Period            $ 211,262    $ 176,975    $ 211,262     $ 176,975
                                      =========    =========    =========     =========
Reserve for Loan and Lease Losses
 as a Percent of:
  Nonaccrual Loans                                                 131.58%       160.05%
  Nonperforming Assets                                             113.56%       139.51%
  Total Loans and Leases                                             2.07%         1.70%

The following  table presents the  distribution  of net loan  charge-offs by loan type for the three-month and six-month  periods ended June 30, 2002 and
2001:

                                 Three Months Ended                    Three Months Ended
                                    June 30, 2002                         June 30, 2001
                          ---------------------------------    -----------------------------------
                                         Pctg of    Pctg of                    Pctg of     Pctg of
                                         Average      Total                    Average       Total
                               Net         Total        Net         Net          Total         Net
                           Charge-         Loans    Charge-      Charge-         Loans     Charge-
(Dollars in Thousands)        Offs   (annualized)      Offs         Offs   (annualized)       Offs
--------------------------------------------------------------------------------------------------
Corporate Lending:
 Commercial               $ 25,057          2.37%      40.1%    $ 12,491           1.04%       61.4%
 Mortgage                        -             -          -            -              -           -
 Construction                    -             -          -            -              -           -
 Lease Financing            21,635          6.82       34.6        3,810           1.49        18.7
                          --------                    -----     --------                      -----
  Net Corporate Lending     46,692          2.69       74.7       16,301           0.89        80.1
Consumer Lending:
 Residential                14,260          7.21       22.8        2,958           1.11        14.6
 Installment                   782          0.32        1.2          144           0.08         0.7
 Lease Financing               786          0.22        1.3          932           0.32         4.6
                          --------                    -----     --------                      -----
  Net Consumer Lending      15,828          2.00       25.3        4,034           0.55        19.9
                          --------                    -----     --------                      -----
   Net Charge-Off's       $ 62,520          2.48      100.0     $ 20,335           0.79       100.0
                          ========                    =====     ========                      =====

                                  Six Months Ended                      Six Months Ended
                                    June 30, 2002                         June 30, 2001
                          ---------------------------------    -----------------------------------
                                         Pctg of    Pctg of                    Pctg of     Pctg of
                                         Average      Total                    Average       Total
                               Net         Total        Net         Net          Total         Net
                           Charge-         Loans    Charge-      Charge-         Loans     Charge-
(Dollars in Thousands)        Offs   (annualized)      Offs         Offs   (annualized)       Offs
--------------------------------------------------------------------------------------------------

Corporate Lending:
 Commercial               $ 38,994          1.81%      45.1%    $ 22,283           0.95%       62.0%
 Mortgage                       24          0.01          -           25           0.01         0.1
 Construction                  300          0.11        0.4            -              -           -
 Lease Financing            25,959          4.21       30.0        4,435           1.06        12.4
                          --------                    -----     --------                      -----
  Net Corporate Lending     65,277          1.87       75.5       26,743           0.76        74.5
Consumer Lending:
 Residential                17,277          4.16       20.0        6,253           1.25        17.4
 Installment                 1,509          0.32        1.7        1,000           0.29         2.8
 Lease Financing             2,437          0.34        2.8        1,919           0.34         5.3
                          --------                    -----     --------                      -----
  Net Consumer Lending      21,223          1.32       24.5        9,172           0.65        25.5
                          --------                    -----     --------                      -----
   Net Charge-Off's       $ 86,500          1.70      100.0     $ 35,915           0.73       100.0
                          ========                    =====     ========                      =====

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

The increase in net  charge-offs  for both  commercial  loans and  corporate lease  financing  was due  primarily  to the  $29.4  million  charge-off  of commercial  airline  loans  and  leases  combined  with  the  weak  economic environment.  The  charge-off  was  comprised of $10.6 million of commercial airline loans and $18.8 million of commercial  airline leases.  The increase in net  charge-offs  for  residential  was due primarily to the $9.1 million
charge-off   taken  in   conjunction   with  the  sale  of  $27  million  of
nonperforming  residential  mortgage loans that took place during the second quarter of 2002.

Nonperforming assets at June 30, 2002 were $186.0 million compared to $197.8 million  and  $126.9  million as of  December  31,  2001 and June 30,  2001, respectively.  The  increase  in  nonperforming  assets over the past twelve
months  was  due  primarily  to  the  overall  weak  economic   environment,
particularly  in  the  airline  industry.   However,  since  year-end  2001,
nonaccrual  loans in the corporate  lending  portfolio  have  decreased $4.6 million.  The decrease in nonaccrual  residential  mortgage loans during the second  quarter  of 2002 is  primarily  due to the  sale of $27  million  of nonaccrual loans from the residential mortgage portfolio. The composition of nonperforming  assets  over  the  past  five  quarters  is  provided  in the following table.

                                       2002                          2001
                               --------------------    --------------------------------
                                 Second       First      Fourth       Third      Second
(Dollars in Thousands)          Quarter     Quarter     Quarter     Quarter     Quarter
---------------------------------------------------------------------------------------
Nonaccrual Loans:
 Corporate Lending:
  Commercial                   $108,330    $111,727    $116,663    $ 84,700    $ 74,098
  Mortgage                        5,546       1,938       1,929       1,984       1,944
  Construction                    7,268       1,984       2,699       2,213       4,585
  Lease Financing                 3,497       5,223       7,986       5,977       6,079
                               --------    --------    --------    --------    --------
   Total Corporate Lending      124,641     120,872     129,277      94,874      86,706
 Consumer Lending:
  Residential                    35,920      62,530      47,579      36,792      23,868
  Installment                         -           -           -           -           -
  Lease Financing                     -           -           -           -           -
                               --------    --------    --------    --------    --------
   Total Consumer Lending        35,920      62,530      47,579      36,792      23,868
                               --------    --------    --------    --------    --------
    Total Nonaccrual Loans      160,561     183,402     176,856     131,666     110,574
Other Nonperforming Assets       25,471      28,098      20,907      15,758      16,279
                               --------    --------    --------    --------    --------
 Total Nonperforming Assets    $186,032    $211,500    $197,763    $147,424    $126,853
                               ========    ========    ========    ========    ========
Loans 90 Days Past Due
 Still Accruing                $ 31,626    $ 30,115    $ 31,219    $ 34,929    $ 22,830

Nonaccrual Loans to
 Total Loans and Leases            1.57%       1.81%       1.68%       1.27%       1.06%
Nonperforming Assets to:
 Total Loans, Leases and
  Other Nonperforming Assets       1.82%       2.08%       1.88%       1.42%       1.22%
 Total Assets                      1.19%       1.38%       1.27%       0.97%       0.84%

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Nonaccrual  loans decreased $16.3 million during the first half of 2002. The decrease was composed of $104.1  million of additions to  nonaccrual  loans, less  $47.3  million of  payments  on  nonaccrual  loans,  $60.4  million of nonaccrual  loans  charged  off  and  $12.7  million  transferred  to  other nonperforming assets. The decrease in nonaccrual  residential mortgage loans was  the  primary  reason  for  the  decrease  in  nonaccrual  loans.  Other nonperforming  assets  increased $4.6 million during the first half of 2002, due  primarily  to an increase in  foreclosed  residential  properties.  The increase was composed of $12.7 million of transfers  from  nonaccrual  loans and $5.7 million of other  additions  less $7.0 million of payments and $6.8 million of charge-offs and write-downs of nonperforming assets.

Noninterest Income
------------------

The following  table details the components of noninterest  income and their change for the second quarter and six-month periods of 2002 and 2001:

                                      Three Months Ended               Six Months Ended
                                            June 30,                      June 30,
                                      ------------------      Pctg   -------------------     Pctg
(Dollars in Thousands)                    2002       2001   Change       2002       2001   Change
-------------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts   $ 10,915   $ 10,131      7.7%  $ 21,364   $ 19,239     11.0%
Loan Servicing Fees                     10,126     11,692    (13.4)    20,081     23,270    (13.7)
Other Service Charges and Fees          12,657     10,293     23.0     23,020     19,785     16.4
Leasing Income                           9,054     11,410    (20.6)    18,968     22,831    (16.9)
Cash Gains on Sale of Loans              4,494        857      -        7,134      1,236      -
Warrant Gains                            8,186        412      -        8,186        412      -
Security Gains                             654          -      -          654          -      -
Other                                    9,230     19,588    (52.9)    19,493     30,982    (37.1)
                                      --------   --------            --------   --------
    Total Noninterest Income          $ 65,316   $ 64,383      1.4   $118,900   $117,755      1.0
                                      ========   ========            ========   ========

Explanations  for  significant  changes in  noninterest  income by  category follow:

o  Service  charges on  deposit  accounts  increased  $.8  million  and $2.1 million  in  the  quarterly  and  six  month  comparisons.  Increases  in overdraft fees and service charges on corporate deposit accounts were the primary reasons for the increase in the comparisons.

o  Decreases in fees from  servicing  securitized  residential  mortgage and credit card  portfolios,  which more than offset increases from servicing multi-family loans by Red Capital Group and residential mortgage loans by
   Mortgage  Banking,  were the  primary  reasons  for the  decrease in loan servicing fees for both the quarterly and six-month comparisons.

o  Other service charges and fees increased $2.4 million and $3.2 million in the quarterly and  six-month  comparisons.  The increase for both periods was due primarily to an increase in other fee income  generated  from the residential  mortgage  portfolio  and funds  management  fees,  more than offsetting a decrease in credit card fees.

o  Leasing income decreased in both the quarterly and six-month comparisons.
   The decrease for both periods was due  primarily to the reduction in size of the leasing portfolio of Provident Commercial Group, a national lessor of large equipment.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

o  The  increase of $3.6  million and $5.9 million in gain on sales of loans in the  quarterly  and  six-month  comparisons  is due primarily to gains recognized from the sale of nonconforming residential mortgage loans on a whole-loan basis, a strategy that Provident  implemented during the third quarter of 2001.  During the first six months of 2002,  over $300 million of residential  loans were sold on a whole-loan  basis providing gains of
   $5.3 million.

o  Provident's  Commercial  Banking business line from time to time acquires equity warrants as a part of the lending fee structure  established  with customers.  Warrant gains of $8.2 million and $.4 million were recognized during the first six months of 2002 and 2001, respectively.

o  Decreases in income from equity investments and miscellaneous fees earned by Red Capital  Group were the primary  reasons for the $10.4 million and
   $11.5  million  decrease in other income in the  quarterly  and six-month comparisons.

Noninterest Expense
-------------------

The following table details the components of noninterest  expense and their change for the second quarter and six-month periods of 2002 and 2001:

                               Three Months Ended               Six Months Ended
                                     June 30,                      June 30,
                               ------------------      Pctg   -------------------     Pctg
(Dollars in Thousands)             2002       2001   Change       2002       2001   Change
------------------------------------------------------------------------------------------

Salaries, Wages and Benefits   $ 58,730   $ 53,036     10.7%  $115,119   $101,168     13.8%
Charges and Fees                  8,099      8,584     (5.7)    15,750     15,228      3.4
Occupancy                         5,950      5,541      7.4     11,968     11,149      7.3
Leasing Expense                   6,534      7,642    (14.5)    16,980     14,841     14.4
Equipment Expense                 5,975      6,359     (6.0)    12,182     13,017     (6.4)
Professional Services             6,219      7,344    (15.3)    12,304     12,767     (3.6)
Minority Interest Expense           666          -      -          666          -      -
Other                            21,328     17,396     22.6     42,075     33,188     26.8
                               --------   --------            --------   --------
   Total Noninterest Expense   $113,501   $105,902      7.2   $227,044   $201,358     12.8
                               ========   ========            ========   ========

Explanations  for  significant  changes in  noninterest  expense by category follow:

o  Salaries,  wages and benefits increased $5.7 million and $14.0 million in the  quarterly  and  six-month  comparisons  due  primarily  to increased staffing and incentive pay in areas where opportunities for growth exist, such as middle market commercial lending, middle market equipment leasing and mortgage servicing. Staffing expense also increased within the Credit and Risk  Management  Group in order to better  monitor  and  control the overall risk of the company,  particularly credit risk within the lending portfolio.

o  Charges and fees  decreased $.5 million in the quarterly  comparison  due primarily  to a decrease in goodwill  amortization  expense.  Charges and fees  increased $.5 million in the six-month  comparison due primarily to credit risk transfer  agreements.  Details  concerning these transactions are provided in the  "Management's  Discussion  and Analysis of Financial
   Condition and Results of Operations - Derivative  and  Off-Balance  Sheet
   Financial Instruments" section of this report.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

o  Increases in rent expense,  repair and  maintenance,  and guard  services were the primary reasons for the increase in occupancy expense.

o  A reduction in the size of the large  equipment  leasing  portfolio and a partial  recovery  on  write-downs  of  residual  values were the primary reasons for the reduction in leasing expense in the quarterly comparison.
   A  valuation  adjustment  and  other  disposal  costs  related  to leased equipment were the primary reasons for the increase in leasing expense in the six-month comparison.

o  Equipment  expense  decreased in the quarterly and six-month  comparisons due to decreases in depreciation and equipment rental expense.

o  A decrease  in legal fees was the  primary  reason  for the  decrease  in professional services.

o  Minority interest expense relates to dividends payable on $165 million of
   Preferred  Stock of PFGI Capital  Corporation,  a real estate  investment trust that was formed late in the second  quarter of 2002.  The dividends are payable at an annualized rate of 7.75%.

o  Increases  in  marketing  expense  and  expenses  related  to  foreclosed properties  were the primary reasons for the increase in other expense in both the quarterly and six-month comparisons.

FINANCIAL CONDITION
-------------------

Short-Term Investments and Investment Securities
------------------------------------------------

Federal funds sold and reverse repurchase  agreements  decreased $67 million since  December 31, 2001.  The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have  been  allocated  to meet  lending  and  investment  requirements,  any remainder is placed in overnight federal funds.

Trading account  securities were $82 million and $101 million as of June 30,
2002 and  December  31,  2001,  respectively.  Provident  trades  investment securities  with the  intention of  recognizing  short-term  profits.  These securities are carried at fair value with realized and unrealized  gains and losses reported in noninterest income.

Provident  classified  $328  million  of  loans as held for sale at June 30,
2002.  This is an  increase  of $111  million  from the amount  reported  at
December 31, 2001. These loans consist of $270 million of multifamily  loans and $58 million of nonconforming residential mortgage loans. The multifamily loans  are  generally  insured  by  either  the  Federal  National  Mortgage
Association,  the  Federal  Home Loan  Mortgage  Corporation  or the Federal
Housing  Association.  These loans are usually outstanding for sixty days or less.  Activities related to the multifamily loans held for sale are part of the  operations of Red Capital  Group.  Nonconforming  residential  mortgage

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

loans are being sold on a whole-loan  basis.  This is part of the initiative to transition the Mortgage Banking business to a lower risk profile.

Securities purchased with the intention of being held for indefinite periods of time are classified as investment  securities  available for sale.  These securities  increased $330 million during the first six months of 2002. U.S.
government agency  mortgage-backed  securities accounted for the majority of the  increase,  as funds  obtained  from loan payments and the sale of other debt securities were deployed into investment  securities with higher credit quality, increased liquidity and an improved interest rate risk profile.

Loans and Leases
----------------

As of June 30, 2002 total loans and leases  were $10.2  billion  compared to
$10.5 billion at December 31, 2001. Provident had an additional $3.4 billion and $4.1 billion of  off-balance  sheet loans and leases as of June 30, 2002 and  December  31,  2001,  respectively.  As a  result  of  recent  earnings volatility, management has re-evaluated the risk/reward relationships of its lending portfolio.  During the second half of 2001, Provident  implemented a whole-loan  sale strategy for its  nonconforming  residential  loans.  Also, management has decided to de-emphasize its structured  finance lending while placing a greater focus on its regional middle-market commercial lending and middle-market equipment leasing. Provident is also providing fewer resources to its auto leasing  business as management  has  determined  that this is a thin margin business and that capital can be better deployed elsewhere. As a result of these  actions,  Provident's  lending  portfolio in future periods should have lower  concentrations  of residential loans and consumer leases, higher  concentrations of middle-market  corporate leases,  and a lower risk profile of commercial loans.  Provident does not have a material exposure to foreign, energy or agricultural loans.

The following table shows the composition of the commercial loan category by industry type at June 30, 2002:

                                                                   Amount on
(Dollars in Millions)                          Amount       %     Nonaccrual
----------------------------------------------------------------------------
Manufacturing                              $    692.9      16       $   31.9
Service Industries                              654.5      15           28.6
Real Estate Operators/Investment                436.1      10            0.4
Retail Trade                                    343.2       8            2.3
Finance and Insurance                           319.6       8           18.4
Wholesale Trade                                 260.1       6            0.5
Transportation/Utilities                        299.1       7            8.6
Construction                                    218.6       5            6.2
Automobile Dealers                              109.8       3            -
Other                                           955.8      22           11.4
                                           ----------     ---       --------
   Total                                   $  4,289.7     100       $  108.3
                                           ==========     ===       ========

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

At June 30,  2002,  Provident  had loans and  leases of $193  million to the commercial  airline carriers,  including $39 million of commercial loans and
$154  million of  finance  and  operating  leases.  As the tragic  events of
September 11, 2001 have had a significant  financial impact upon the airline industry and the re-sale value of aircraft,  Provident recorded credit costs and other  expenses of $66 million and $27 million during the second half of
2001 and first half of 2002,  respectively,  which  were  related to secured commercial airline loans and leases.

At June 30, 2002,  Provident  had  approximately  $794 million of commercial loans  that  are  to  borrowers  who  have  shared  national  credit  loans.
Generally,  shared  national  credit  loans are loans that have a commitment amount  of at  least  $20  million  and  involve  three  or more  supervised financial  institutions.  In an on-going  effort to diversify its portfolio, the  shared  national  credit  loans in  which  Provident  participates  are distributed  across  sixteen  business  segments,  with the largest  segment concentration  (real estate)  accounting for  approximately 17% of its total shared national credit loans.  The average  outstanding  balance of a shared national credit loan was $4.8 million.

The composition of the corporate  mortgage and construction  loan categories by property type at June 30, 2002 follows:

                                                                   Amount on
(Dollars in Millions)                          Amount       %     Nonaccrual
----------------------------------------------------------------------------

Residential Development                    $    269.4      18        $   4.5
Shopping/Retail                                 233.6      16            -
Apartments                                      221.8      15            3.0
Office/Warehouse                                200.8      14            0.2
Health Facilities                               103.7       7            -
Land                                             70.3       5            3.7
Hotels/Motels                                    70.1       5            0.1
Industrial Plants                                30.1       2            -
Churches                                         10.0       1            -
Auto Sales and Service                            9.3       1            -
Other Commercial Properties                     230.3      16            1.3
                                           ----------     ---        -------
   Total                                   $  1,449.4     100        $  12.8
                                           ==========     ===        =======

As of June  30,  2002,  Provident  had  $1.3  billion  in  commercial  lease financing.  These leases were  comprised  of $1.1  billion from  Information
Leasing  Corporation,   Provident's  small  to  mid-size  equipment  leasing
business unit, and $.2 billion from Provident Commercial Group,  Provident's large equipment leasing business unit.

The following table shows the  composition of the installment  loan category by loan type at June 30, 2002:

(Dollars in Millions)                                     Amount         %
--------------------------------------------------------------------------
Home Equity                                               $810.9        80
Indirect Installment                                       120.4        12
Direct Installment                                          59.7         6
Other Consumer Loans                                        17.4         2
                                                        --------       ---
   Total                                                $1,008.4       100
                                                        ========       ===

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Noninterest Earning Assets
--------------------------

Leased  equipment  decreased $19 million,  or 10%,  during the first half of
2002 due  primarily to a reduction  in the size of the leasing  portfolio of
Provident Commercial Group, a national lessor of large equipment.

Other assets increased $147 million,  or 23%, during the first half of 2002.
The increase was  primarily due to a receivable  resulting  from the sale of investment securities that did not settle until the first week of July.

Deposits
--------

Total deposits increased $538 million during the first half of 2002. Average core  deposits  grew at an  annualized  rate of 8% during  the first half of
2002, with significant  contribution coming from internet  deposit-gathering initiatives.

Borrowed Funds
--------------

Short-term  debt  decreased $570 million,  or 30%,  during the first half of
2002. A decrease in federal funds  purchased was the primary  reason for the decrease in short-term debt.

Long-term debt  decreased $26 million,  or 1%, during the first half of 2002 due primarily to scheduled principal payments on long-term debt. During July
2002,  Provident issued $75 million of senior unsecured long-term notes. The notes have an annual  interest  rate of 8.375% and mature on July 15,  2032.
The notes may be called in whole or in part at any time on or after July 15,
2007.

Minority Interest
-----------------

During June 2002,  Provident and its consolidated  subsidiary,  PFGI Capital
Corporation ("PFGI Capital"), issued 6.6 million equity units ("PRIDES") for
$165 million. The Provident Bank (the "Bank"),  Provident's most significant subsidiary,  owns all of the $165 million of Common  Stock of PFGI  Capital.
The  principle  business  objective of PFGI Capital is to acquire,  hold and manage commercial mortgage loan assets and other authorized investments from the Bank that will generate net income for distribution to its stockholders.
PFGI  Capital has elected to be treated as a real  estate  investment  trust
(REIT) for federal income tax purposes.

Each  PRIDES  has a stated  amount of $25 per unit and is  comprised  of two components - a 3-year forward purchase commitment (the "Purchase  Contract")
and PFGI Capital Preferred Stock.

Each Purchase Contract  obligates the holder to buy, on August 17, 2005, for
$25, a number of newly issued shares of Provident  Common Stock equal to the
"settlement rate." The settlement rate will be calculated as follows:
o  if the market value of Provident Common Stock is equal to or greater than the $29.0598, the settlement rate will be .8603;

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

o  if the market  value of Provident  Common  Stock is between  $29.0598 and
   $24.42,  the  settlement  rate  will be  equal to the $25  stated  amount divided by the applicable market value; and
o  if the  applicable  market  value is less  than or equal to  $24.42,  the settlement rate will be 1.0238.

"Applicable market value" is defined as the average of the closing price per share of Provident  Common Stock on each of the twenty  consecutive  trading days ending on the fifth trading day immediately preceding August 17, 2005.

The following  table  illustrates  how the settlement rate impacts the total number of shares of  Provident  Common  Stock that will be issued  under the
Purchase Contract and the calculated price per share:

Applicable Market Value        Less Than                                   Greater Than
 of Provident Common Stock        $24.42         $25.00         $28.00         $29.0598
---------------------------------------------------------------------------------------
Settlement Rate             (25.00/24.42)  (25.00/25.00)  (25.00/28.00)  (25.00/29.0598)
                                  1.0238         1.0000         0.8929           0.8603
Total Purchased Contracts
 Outstanding                   6,600,000      6,600,000      6,600,000        6,600,000
                            ------------   ------------   ------------     ------------
Shares of Provident
 Common Stock Purchased        6,757,080      6,600,000      5,893,140        5,677,980
                               =========      =========      =========        =========
Total Proceeds Received
 From PFGI Preferred
 Stock Issuance             $165,000,000   $165,000,000   $165,000,000     $165,000,000
Shares of Provident
 Common Stock Purchased        6,757,080      6,600,000      5,893,140        5,677,980
                            ------------   ------------   ------------     ------------
Price Paid Per Share of
 Provident Common Stock     $      24.42   $      25.00   $      28.00     $      29.06
                            ============   ============   ============     ============

Under the Purchase  Contract,  Provident will also make  quarterly  contract adjustment payments to the PRIDES holders at the rate of 1.25% of the stated
amount per year. The present value of this obligation has been recorded as a liability and as a reduction to shareholders' equity.

The PFGI Capital Preferred Stock has a liquidation  preference of $25 and an initial non-cumulative  dividend rate of 7.75%. Under certain circumstances, the PFGI Capital  Preferred  Stock will be  automatically  exchanged for the
Bank Preferred Stock.

Concurrent  with the  fulfillment  of the Purchase  Contract,  Provident has engaged a remarketing  agent to remarket the PFGI Capital Preferred Stock on behalf of the holders, at which time the PFGI Preferred Stock is permanently
detached  from  the  Purchase  Contract.   Once  the  Purchase  Contract  is
fulfilled,  there will be two separate and distinct securities  outstanding:
PFGI Capital  Preferred  Stock and  Provident  Common  Stock.  The number of common shares to be issued will be from 5,677,980 to 6,757,080, depending on the  market  value of the  Common  Stock.  The  proceeds  received  from the remarketing  will be used by the holders of Preferred Stock to fulfill their commitment under the terms of the Purchase Contract.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Other Noninterest Earning Liabilities
-------------------------------------

Other  liabilities  decreased $58 million,  or 11%, during the first half of
2002 due primarily to a reduction in the amount of market value  adjustments recorded in relation to Statement of Financial  Accounting Standards No. 133
"Accounting for Derivative Instruments and Hedging Activities."

Capital Resources and Adequacy
------------------------------

Total  shareholders'  equity at June 30, 2002 was $948  million  compared to
$893 million at December 31, 2001. The change in the equity balance  relates primarily to net income exceeding dividends by $33 million (quarterly common dividend rate of $.24), an increase in the market value of cash flow hedging instruments  of $18 million  (net of deferred  taxes) and an increase in the market  value of  investment  securities  of $28  million  (net of  deferred taxes).

The  following  table of ratios is  important  for an  analysis  of  capital adequacy:

                                                   Six Months Ended           Year Ended
                                                      June 30, 2002    December 31, 2001
                                                   -------------------------------------
Average Shareholders' Equity to Average Assets                 6.08%                6.51%
Dividend Payout to Net Earnings                               42.21               205.76
Tier 1 Capital to Risk-Weighted Assets                        10.64                 8.86
Total Risk-Based Capital To Risk-Weighted Assets              12.54                11.41
Tier 1 Leverage Ratio                                          9.34                 7.87

Risk-based capital  guidelines  established by the Federal Reserve Board set
minimum  capital   requirements   and  require   institutions  to  calculate
risk-based  capital  ratios by  assigning  risk  weightings  to  assets  and off-balance sheet items. These guidelines further define  "well-capitalized"
levels for Tier 1, total risk-based capital,  and leverage ratio purposes at
6%, 10% and 5%,  respectively.  As of June 30, 2002,  both Provident and the
Bank were categorized as well capitalized for regulatory purposes.

As noted in earlier  sections of this report,  Provident issued $165 million of PRIDES in connection with the formation of PFGI Capital during the second quarter of 2002. These equity units qualify as Tier 1 Capital in Provident's calculation of regulatory capital ratios.

Capital expenditures planned by Provident in 2002 for premises and equipment are currently  estimated to be approximately  $37 million.  Included in this
amount  are  projected  capital   expenditures  for  the  purchase  of  data
processing hardware and software, office/facility additions, renovations and enhancements,  and ATMs. Through June 30, 2002,  approximately $9 million of these expenditures had been made.

Stock Options
-------------

Options to purchase  approximately  1.5 million  shares of Provident  common securities  were  granted  during the first six months of 2002.  The options have exercise prices ranging from $21.73 to $30.38.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Transactions with Affiliates
----------------------------

Provident  has had certain  transactions  with various  executive  officers, directors  and principal  holders of equity  securities of Provident and its subsidiaries and entities in which these individuals are principal owners. A summary of significant  transactions  and the  indebtedness of these related parties can be found in Note 20 to  Provident's  2001 Annual Report as filed on Form 10-K.

ASSET SECURITIZATION ACTIVITY
-----------------------------

From 1996  through  the second  quarter of 2000,  the  structure  of many of
Provident's  securitizations  resulted in the transactions  being treated as sales.  As such,  gains or losses  were  recognized,  loans and leases  were removed from the balance sheet and residual assets, representing the present value of  future  cash  flows,  were  recorded.  While  the  performance  of
Provident's  residual  assets have  generally been better than or consistent with their  initial  estimates,  other  companies  utilizing  securitization structures  requiring  gain-on-sale  accounting have  experienced  valuation
problems  and  consequently,   the  market  penalized  all  companies  using
gain-on-sale  accounting.  Although gain-on-sale accounting is in compliance with Generally  Accepted  Accounting  Principles,  the investment  community clearly  signaled  its  dissatisfaction  with  this  accounting  method  and management  believed this sentiment had been factored into Provident's stock
price.   Additionally,    newly-issued   regulatory   guidelines   regarding
securitization  activity  discourage the use of  gain-on-sale  accounting by limiting  the amount of  residual  assets  that can be  included  as part of regulatory capital.

As a result of these factors,  Provident decided that securitizations during the third  quarter of 2000 and  thereafter  would be structured to allow for the  transactions to be treated as secured  financings  which eliminates the use of gain-on-sale accounting.  The switch to a secured financing structure does not affect the total profit  Provident  will recognize over the life of the asset,  but rather  impacts  the timing of income  recognition.  Secured financing transactions cause reported earnings from securitized assets to be lower in the  initial  periods and higher in later  periods,  as interest is earned on the assets. As a result,  moving away from transaction  structures that use gain-on-sale  accounting  caused  Provident's  earnings to be lower over the short term, particularly in 2000 and 2001.

The securitization and sale of loans and leases, during the period from 1996 through the first half of 2000, continues to impact the current presentation of Provident's  financial  condition,  results of operations and off-balance sheet  market  risks.  The areas most  significantly  affected are loans and
leases,   retained  interest  in  securitized  assets,  credit  enhancements accounts and credit risk.

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

                                                          June 30
                                             -------------------------------
(In Thousands)                                     2002                 2001
----------------------------------------------------------------------------
Nonconforming Residential                    $2,180,788           $3,115,224
Auto Leases                                     900,045            1,053,332
Prime Home Equity                               244,270              387,480
Equipment Leases                                115,663              284,854
Credit Card                                           -              155,000
                                             ----------           ----------
                                             $3,440,766           $4,995,890
                                             ==========           ==========

In June 2002, the Financial  Accounting  Standards  Board ("FASB")  issued a draft of a proposed  interpretation that would establish accounting guidance for  consolidation  of  special-purpose  entities  ("SPEs").  Although  this interpretation is in the process of being further developed,  it is expected that if this proposal is implemented, more SPEs will be consolidated than in the  past.  As the  proposal  is  currently  written,  qualifying  SPEs,  as described in FAS Statement No. 140,  "Accounting for Transfers and Servicing
of Financial Assets and Extinguishments of Liabilities," and other SPEs with similar  characteristics  would continue to be excluded from  consolidation.
Management is in the process of determining  the impact of the proposal,  if any, on its earnings and financial position.

Provident retains the servicing of the loans and leases it securitizes. As a result, a significant level of assets is serviced by Provident, which do not appear on its balance sheet.  These off-balance  sheet assets  significantly contributed  to the  generation  of $20.1  million and $23.3 million in loan servicing fees during the first six months of 2002 and 2001, respectively.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Retained Interest in Securitized Assets
---------------------------------------

In connection  with the  recognition  of non-cash  gains on  securitizations accounted for as sales, the present value of future cash flows,  referred to as retained  interest in  securitized  assets  ("RISAs"),  were  recorded as assets  within  the  investment  securities  line  item of the  consolidated balance sheets. Components of the RISAs, based on current models, as of June
30, 2002 follow:

                                              Nonconforming            Prime
(In Thousands)                                  Residential      Home Equity
----------------------------------------------------------------------------
Estimated Cash Flows of Underlying Loans,
 Net of Payments to Certificate Holders           $ 198,506          $ 9,294
Less:
  Estimated Credit Loss                              (6,847)             (50)
  Servicing and Insurance Expense                   (30,970)            (773)
  Discount to Present Value                         (25,092)          (1,421)
                                                  ---------          -------
Carrying Value of Retained Interest in
  Securitized Assets                              $ 135,597 (1)      $ 7,050
                                                  =========          =======
(1)Carrying  value  of  Retained  Interest  in  Securitized  Assets,  net of
   reserves carried as other liabilities, was $87,350 at June 30, 2002.

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

During the fourth quarter of 2001,  Provident  reached an agreement with the securitization insurer to release the reserve accounts for the nonconforming residential  loan  securitizations  and  substitute an unfunded  demand note backed by a AAA rated standby letter of credit.  Actual losses,  which $48.2 million  have  been  reserved  for,  are  submitted  on a  monthly  basis to
Provident by the trustee. Should Provident fail to reimburse the trustee for these monthly losses,  the letter of credit can be drawn upon.  There are no conditions that can accelerate this monthly process.

As of June 30, 2002, Provident had $54.8 million and $28.5 million in credit enhancement accounts for securitized  equipment leases and prime home equity loans, respectively.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Securitization Credit Risk
--------------------------

The following  table presents a summary of various  indicators of the credit quality of  off-balance  sheet loans and leases as of and for the six months ended June 30, 2002:

                                        Nonconforming   Prime Home   Equipment
(Dollars in Thousands)                    Residential       Equity      Leases
------------------------------------------------------------------------------
For the Six Months Ended June 30, 2002:
 Average Securitized Assets             $   2,369,013    $ 266,588   $ 160,882
 Net Charge-Offs                               40,044        1,147       3,505
 Net Charge-Offs to Average
  Securitized Assets (Annualized)                3.38%        0.86%       4.36%
As of June 30, 2002:
 Securitized Assets                     $   2,180,788    $ 244,270   $ 115,663
 Established Contingent Loss Liability         55,094          823       1,499
 Estimated Credit Losses to
  Period-End Securitized Assets                  2.53%        0.34%       1.30%
 Estimated Credit Loss Rates:
  Annual Basis                                   1.09%        0.20%       1.00%
  Percentage of Original Balance                 2.94%        0.42%       1.97%
 Delinquency Rates:
  30 to 89 Days                                  7.69%        0.24%       2.82%
  90 or More                                    18.31%        0.74%       2.96%

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

Red Capital services  multifamily  mortgage loans under the DUS program with outstanding  principal  balances  aggregating  approximately $2.8 billion at
June 30,  2002.  At June  30,  2002,  no DUS  loans  in Red  Capital's  loan
servicing  portfolio  were  delinquent  or  in  default.   Red  Capital  has
established  reserves of approximately $8.4 million for possible loan losses under  this  program.  The  reserve is  determined  by  evaluating  pools of homogenous loans and includes information based upon industry and historical loss experience,  as well as each project's  recent  operating  performance.
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

DERIVATIVE AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
------------------------------------------------------

In the normal course of business,  Provident uses derivative and off-balance sheet financial instruments to manage its interest rate risk and to meet the financing  needs  of its  customers.  At  June  30,  2002,  these  financial instruments  consisted  of  standby  letters  of  credit  of  $277  million, commitments  to extend credit of $2.9  billion,  and interest rate swaps and caps with a notional amount of $7.0 billion and $5.7 billion, respectively.

During  2001 and 2000,  Provident  entered  into two  credit  risk  transfer transactions.  Under the 2001 transaction,  Provident transferred 97 1/2% of the credit risk on a $.8 billion auto lease  portfolio,  while retaining a 2
1/2% first-loss position. Under the 2000 transaction,  Provident transferred
98% of the  credit  risk  on a $1.8  billion  auto  lease  portfolio,  while retaining  a 2%  first-loss  position.  As a result  of these  transactions,
Provident was able to lower its credit  concentration  in auto leasing while reducing its  regulatory  capital  requirements.  As of June 30,  2002,  the remaining  unpaid  auto  lease  balances  on the 2001 and 2000  credit  risk transfer transactions were $.7 billion and $1.3 billion, respectively.

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
Approximately  $120 million of long-term debt is due to be repaid during the remainder of 2002.

The major  source of  liquidity  for  Provident  on a  parent-only  basis is dividends paid to it by its  subsidiaries.  Pursuant to Federal  Reserve and state  banking  regulations,  the  maximum  amount  available  for  dividend distribution  to the Parent at June 30, 2002 by its banking  subsidiary  was approximately  $92.1  million.  The  Parent  has  received  $15  million  in dividends from its banking  subsidiary during the current year. During 2001, higher credit costs had an  unfavorable  impact on net income.  While credit costs have  declined  substantially  during the first half of 2002, if these costs were to rise again, this could impact Provident's  ability to maintain the payment of its quarterly dividend at current rates.

During 2002,  the Parent has not drawn on any of its $170 million in general purpose lines of credit with unaffiliated banks. Additionally the Parent had approximately $198 million in cash and interest earning deposits to meet its liquidity needs.

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
increase .38% for a 100 basis point decrease;  decrease .84% for a 100 basis point increase;  and decrease 3.01% for a 200 basis point  increase.  Due to the current  interest  rate  environment,  nothing  beyond a 100 basis point decrease was simulated.  The effects of these interest rate fluctuations are
considered   extreme  case   scenarios,   as  the  analysis  does  not  give
consideration to any management of any new interest rate environment.  These tests  are  performed  on a monthly  basis,  and the  results,  which are in compliance with policy, are presented to the Board of Directors.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                         PART II - OTHER INFORMATION
                         ---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Registrant's  annual  meeting of  shareholders  was held on April 25,  2002.
Proxies  were  solicited  pursuant  to  Regulation  14 under the  Securities
Exchange Act of 1934 and the following  matters were voted upon and approved by the shareholders as indicated below.

                                                 Votes                 Votes
                                                   For              Withheld
----------------------------------------------------------------------------
Election of the following directors:
(a)    Jack M. Cook                         42,803,917               483,156
(b)    Thomas D. Grote, Jr.                 42,880,160               406,913
(c)    Robert L. Hoverson                   39,818,157             3,468,916
(d)    Joseph A. Pedoto                     42,934,921               352,152
(e)    Sidney A. Peerless                   42,918,402               368,671
(f)    Joseph A. Steger                     42,797,935               489,138

                                                    Votes     Votes
                                                      For   Against   Abstained
-------------------------------------------------------------------------------
Approval of Ernst and Young LLP as Provident's
 independent public accountants for 2002       42,277,549   959,940      49,584

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits filed:

    Exhibit 10 - Management Agreement and Master Participation and Servicing
     Agreement  between the Bank and PFGI Capital incorporated by  reference to Form S-3, as amended (File No. 333-88446 and No. 333-88446-01).
    Exhibit 99.1 - Certification of Chief Executive Officer.
    Exhibit 99.2 - Certification of Chief Financial Officer.
    Exhibit 99.3 - Pro forma  net income  and  earnings per share for  years ending December 31,  2001, 2000 and 1999  as if FAS No. 142,  "Goodwill
     and Other Intangible Assets" had been in effect for those years.

(b) Reports on Form 8-K:

    Form 8-K (Items 5 and 7) filed on June 6, 2002.
    Form 8-K (Items 5 and 7) filed on June 7, 2002.
    Form 8-K (Items 5 and 7) filed on July 16, 2002.
    Form 8-K (Items 7 and 9) filed on August 9, 2002.

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

                                             Provident Financial Group, Inc.
                                             -------------------------------
                                                        Registrant

Date:  August 14, 2002                           \s\ Christopher J. Carey
                                                 ------------------------
                                                   Christopher J. Carey
                                               Executive Vice President and
                                                  Chief Financial Officer