Form 10-Q
period 2002-09-30
PROVIDENT FINANCIAL GROUP INC
filed 2002-11-14
CIK 316770

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934

For the Quarterly Period Ended                               Commission File
September 30, 2002                                                No. 1-8019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest  practicable date: Common stock,  without par value, outstanding at October 31, 2002 is 48,735,426.

                    Please address all correspondence to:

                            Christopher J. Carey
            Executive Vice President and Chief Financial Officer
                       Provident Financial Group, Inc.
                           One East Fourth Street
                           Cincinnati, Ohio 45202

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                          INDEX TO QUARTERLY REPORT

                                ON FORM 10-Q

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . 16

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . 41

   ITEM 4. CONTROLS AND PROCEDURES . . . . . . . . . . . . . .  . . . . . 42

PART II. OTHER INFORMATION

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                         September 30,    December 31,
                                                             2002             2001
(Dollars in Thousands)                                    (Unaudited)
-------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                $    327,467    $    378,257
  Federal Funds Sold and Reverse Repurchase Agreements        119,464         122,966
  Trading Account Securities                                  204,202         101,156
  Loans Held for Sale                                         189,581         217,914
  Investment Securities Available for Sale
   (amortized cost - $4,088,833 and $3,510,601)             4,138,464       3,486,058
  Loans and Leases (Net of Unearned Income):
    Corporate Lending:
      Commercial                                            4,418,133       4,540,088
      Mortgage                                                973,833         939,824
      Construction                                            510,410         528,008
      Lease Financing                                       1,317,133       1,188,319
    Consumer Lending:
      Residential                                             676,971         922,747
      Installment                                           1,164,509         913,312
      Lease Financing                                       1,364,261       1,463,658
                                                         ------------    ------------
        Total Loans and Leases                             10,425,250      10,495,956
    Reserve for Loan and Lease Losses                        (201,056)       (240,653)
                                                         ------------    ------------
        Net Loans and Leases                               10,224,194      10,255,303
  Leased Equipment                                            179,195         185,863
  Premises and Equipment                                      101,003         103,085
  Goodwill                                                     82,651          80,649
  Other Assets                                                671,778         642,303
                                                         ------------    ------------
TOTAL ASSETS                                             $ 16,237,999    $ 15,573,554
                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                $    988,508    $    994,978
      Interest Bearing                                      8,284,737       7,859,272
                                                         ------------    ------------
        Total Deposits                                      9,273,245       8,854,250
    Short-Term Debt                                         1,886,715       1,885,309
    Long-Term Debt                                          2,977,236       2,941,165
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures                 450,969         450,759
    Minority Interest                                         163,337               -
    Accrued Interest and Other Liabilities                    521,664         549,481
                                                         ------------    ------------
        Total Liabilities                                  15,273,166      14,680,964
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized,
     Series D, 70,272 Issued                                    7,000           7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 48,611,426 and 49,205,897 Issued              14,409          14,587
    Capital Surplus                                           298,731         322,024
    Retained Earnings                                         699,050         647,675
    Accumulated Other Comprehensive Loss, Net                 (54,357)        (98,696)
                                                         ------------    ------------
        Total Shareholders' Equity                            964,833         892,590
                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 16,237,999    $ 15,573,554
                                                         ============    ============
See notes to consolidated financial statements.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                          ---------------------    ---------------------
(In Thousands, Except Per Share Data)        2002        2001         2002        2001
----------------------------------------------------------------------------------------
Interest Income:
  Interest and Fees on Loans and Leases   $ 181,208   $ 224,155    $ 547,019   $ 673,178
  Interest on Investment Securities          52,401      49,306      162,589     158,091
  Other Interest Income                       6,106       6,600       16,963      15,829
                                          ---------   ---------    ---------   ---------
      Total Interest Income                 239,715     280,061      726,571     847,098
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits              10,405      16,230       28,226      56,789
    Time Deposits                            54,664      77,643      171,871     249,639
                                          ---------   ---------    ---------   ---------
      Total Interest on Deposits             65,069      93,873      200,097     306,428
  Interest on Short-Term Debt                 7,542      16,356       25,784      45,583
  Interest on Long-Term Debt                 35,817      38,321      104,511     122,898
  Interest on Junior Subordinated
   Debentures                                 5,999       7,839       18,087      24,001
                                          ---------   ---------    ---------   ---------
      Total Interest Expense                114,427     156,389      348,479     498,910
                                          ---------   ---------    ---------   ---------
        Net Interest Income                 125,288     123,672      378,092     348,188
Provision for Loan and Lease Losses          25,100      66,010       82,209     114,597
                                          ---------   ---------    ---------   ---------
  Net Interest Income After Provision
    for Loan and Lease Losses               100,188      57,662      295,883     233,591
Noninterest Income:
  Service Charges on Deposit Accounts        11,681      10,312       33,045      29,551
  Loan Servicing Fees                        10,325      10,329       30,406      33,599
  Other Service Charges and Fees             11,687       9,017       34,707      28,802
  Leasing Income                              9,397      10,500       28,365      33,331
  Cash Gains on Sale of Loans                 5,001       3,254       12,135       4,490
  Warrant Gains                                   -           -        8,186         412
  Security Gains                                633           -        1,287           -
  Other                                      11,185      13,691       30,678      44,673
                                          ---------   ---------    ---------   ---------
    Total Noninterest Income                 59,909      57,103      178,809     174,858
Noninterest Expense:
  Salaries, Wages and Benefits               57,141      52,783      172,260     153,951
  Charges and Fees                            7,029       8,321       22,779      23,549
  Occupancy                                   5,861       5,634       17,829      16,783
  Leasing Expense                             6,285      28,123       23,265      42,964
  Equipment Expense                           5,680       6,209       17,862      19,226
  Professional Services                       6,007       5,476       18,311      18,243
  Minority Interest Expense                   3,223           -        3,889           -
  Other                                      22,755      19,317       64,830      52,505
                                          ---------   ---------    ---------   ---------
    Total Noninterest Expense               113,981     125,863      341,025     327,221
                                          ---------   ---------    ---------   ---------
Income Before Income Taxes                   46,116     (11,098)     133,667      81,228
Applicable Income Taxes                      15,680      (3,663)      46,084      29,008
                                          ---------   ---------    ---------   ---------
  Net Income                              $  30,436   $  (7,435)   $  87,583   $  52,220
                                          =========   =========    =========   =========
Per Common Share:
  Basic Earnings Per Share                $    0.62   $   (0.16)   $    1.78   $    1.05
  Diluted Earnings Per Share                   0.60       (0.16)        1.73        1.03
  Cash Dividends Paid                          0.24        0.24         0.72        0.72

See notes to consolidated financial statements.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)

                                                                                   Accumulated
                                                                                      Other
                                  Preferred    Common     Capital     Retained    Comprehensive
(In Thousands)                      Stock       Stock     Surplus     Earnings      Loss, Net         Total
-------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001        $    7,000   $ 14,469   $ 314,895   $ 672,348   $      (17,929)   $ 990,783

Net Income                                                               52,220                        52,220
Other Comprehensive Income,
 Net of Tax:
 Cumulative Effect of a Change
  in Accounting Principle                                                                (28,332)     (28,332)
 Change in Unrealized
  Gains (Losses) on:
  Hedging Instruments                                                                    (71,676)     (71,676)
  Marketable Securities                                                                   33,239       33,239
                                                                                                    ---------
     Total Comprehensive Income                                                                       (14,549)
Dividends Paid on:
 Preferred Stock                                                           (712)                         (712)
 Common Stock                                                           (35,246)                      (35,246)
Exercise of Stock Options and
 Accompanying Tax Benefits                          100       5,913                                     6,013
Distribution of Contingent
 Shares for Prior Year
 Acquisition                                          8         822                                       830
Other                                                            73                                        73
                                  ----------   --------   ---------   ---------   --------------    ---------
Balance at September 30, 2001     $    7,000   $ 14,577   $ 321,703   $ 688,610   $      (84,698)   $ 947,192
                                  ==========   ========   =========   =========   ==============    =========

Balance at January 1, 2002        $    7,000   $ 14,587   $ 322,024   $ 647,675   $      (98,696)   $ 892,590

Net Income                                                               87,583                        87,583
Other Comprehensive Income,
 Net of Tax:
 Change in Unrealized
  Gains (Losses) on:
  Hedging Instruments                                                                     (3,873)      (3,873)
  Marketable Securities                                                                   48,212       48,212
                                                                                                    ---------
     Total Comprehensive Income                                                                       131,922
Dividends Paid on:
 Preferred Stock                                                           (712)                         (712)
 Common Stock                                                           (35,496)                      (35,496)
Exercise of Stock Options and
 Accompanying Tax Benefits                           54       3,190                                     3,244
Benefit Plan Assets in
 Provident Stock                                   (232)    (19,540)                                  (19,772)
Costs Associated with issuance
 of PRIDES Securities                                        (6,919)                                   (6,919)
Other                                                           (24)                                      (24)
                                  ----------   --------   ---------   ---------   --------------    ---------
Balance at September 30, 2002     $    7,000   $ 14,409   $ 298,731   $ 699,050   $      (54,357)   $ 964,833
                                  ==========   ========   =========   =========   ==============    =========
See notes to consolidated financial statements.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Nine Months Ended September 30,
                                                    -------------------------------
(In Thousands)                                               2002           2001
-----------------------------------------------------------------------------------
Operating Activities:
 Net Income                                              $    87,583    $    52,220
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan and Lease Losses                        82,209        114,597
   Amortization of Goodwill                                        -          3,363
   Other Amortization and Accretion                           15,282         (4,900)
   Depreciation of Leased Equipment and
    Premises and Equipment                                    32,014         36,084
   Tax Benefit Received from Exercise of Stock Options           844          2,504
   Realized Investment Security Gains                         (1,287)             -
   Proceeds from Sale of Loans Held for Sale               2,175,191      1,892,462
   Origination of Loans Held for Sale                     (2,136,513)    (1,914,805)
   Realized Gains on Loans Held for Sale                     (10,345)        (1,519)
   Net Purchases of Trading Account Securities               (88,702)       (36,462)
   (Increase) Decrease in Interest Receivable                    306         (5,022)
   Decrease in Other Assets                                   18,379         63,681
   Increase (Decrease) in Interest Payable                    (1,337)        15,778
   Increase in Other Liabilities                              27,613         66,692
                                                         -----------    -----------
    Net Cash Provided By Operating Activities                201,237        284,673
                                                         -----------    -----------
Investing Activities:
 Investment Securities Available for Sale:
  Proceeds from Sales                                      1,022,535      1,895,947
  Proceeds from Maturities and Prepayments                   818,741        901,360
  Purchases                                               (2,411,298)    (2,705,559)
 Increase in Loans and Leases                                (48,200)    (1,351,578)
 (Increase) Decrease in Operating Lease Equipment             (9,445)        13,411
 Increase in Premises and Equipment                          (13,819)       (14,703)
                                                         -----------    -----------
    Net Cash Used In Investing Activities                   (641,486)    (1,261,122)
                                                         -----------    -----------
Financing Activities:
 Increase in Deposits                                        262,023        432,603
 Increase in Short-Term Debt                                   1,406        689,698
 Principal Payments on Long-Term Debt                       (113,803)      (125,563)
 Proceeds From Issuance of Long-Term Debt and
  Company's Junior Subordinated Debentures                   106,826        136,264
 Proceeds From Issuance of Minority Interest,
  Net of Transaction Costs                                   163,337              -
 Cash Dividends Paid                                         (36,208)       (35,958)
 Proceeds from Exercise of Stock Options                       2,400          3,509
 Net Increase (Decrease) in Other Equity Items                   (24)            73
                                                         -----------    -----------
    Net Cash Provided By Financing Activities                385,957      1,100,626
                                                         -----------    -----------
     Increase (Decrease) in Cash and Cash Equivalents        (54,292)       124,177
Cash and Cash Equivalents at Beginning of Period             501,223        369,028
                                                         -----------    -----------
Cash and Cash Equivalents at End of Period               $   446,931    $   493,205
                                                         ===========    ===========
Supplemental Disclosures of Cash Flow Information:
 Cash Paid for:
  Interest                                               $   349,817    $   330,954
  Income Taxes                                                 5,000         14,634
 Non-Cash Activity:
  Transfer of Loans and Leases to
   Other Real Estate and Equipment                            22,509         12,033

See notes to consolidated financial statements.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying  unaudited  financial  statements  reflect all adjustments, consisting  of normal  recurring  accruals,  which  are,  in the  opinion of management, necessary for a fair presentation of the financial position, the results of operations,  changes in  shareholders'  equity and cash flows for the  periods  presented.  These  financial  statements  have  been  prepared according  to the rules  and  regulations  of the  Securities  and  Exchange
Commission and,  therefore,  certain  information  and footnote  disclosures normally  included  in  financial  statements  prepared in  accordance  with accounting  principles  generally  accepted in the United States (GAAP) have been  omitted.  The  results  of  operations  for  interim  periods  are not necessarily indicative of the results to be expected for the full year.

The  consolidated  financial  statements  include the  accounts of Provident
Financial  Group,  Inc.  (Provident) and its  subsidiaries.  All significant
intercompany  balances  and  transactions  have  been  eliminated.   Certain
reclassifications   have  been  made  to   conform  to  the   current   year
presentation. These reclassifications had no effect on net income.

The financial  statements and notes thereto  appearing in  Provident's  2001 annual  report on Form  10-K,  which  include  descriptions  of  significant accounting  policies,  should  be read in  conjunction  with  these  interim financial statements.

NOTE 2.  EARNINGS PER SHARE
---------------------------

Basic earnings per share is calculated by dividing net income, less dividend requirements on convertible  preferred stock, by the weighted average number of common  shares  outstanding  for the period.  Diluted  earnings per share takes into  consideration  the pro forma dilution  assuming the  convertible preferred  shares  and  the  in-the-money  outstanding  stock  options  were converted or exercised into common shares. It also takes into  consideration the dilutive impact of shares held in benefit plans and of forward  purchase contracts  required  to be settled  in  Provident  Stock.  Net income is not adjusted for preferred dividend requirements.

Stock options to purchase  approximately  3.7 million and 2.0 million shares
of  Common  Stock  were   outstanding   at  September  30,  2002  and  2001,
respectively,  but were not included in the computation of diluted  earnings per share  because the options'  exercise  price was not  in-the-money  and, therefore,  the effect  would be  anti-dilutive.  The PRIDES  units were not included in the  computation  of dilutive  earnings per share as the average market  price did not equal or exceed  $29.06  and,  thus,  had no  dilutive impact. See "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Minority Interest" for additional information.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common share:

                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                               --------------------       --------------------
(In Thousands, Except Per Share Data)            2002        2001           2002        2001
----------------------------------------------------------------------------------------------
Basic:
 Net Income                                    $ 30,436    $ (7,435)      $ 87,583    $ 52,220
 Less Preferred Stock Dividends                    (237)       (237)          (712)       (712)
                                               --------    --------       --------    --------
  Income Available to Common Shareholders        30,199      (7,672)        86,871      51,508
  Weighted-Average Common Shares Outstanding     48,616      49,081         48,828      48,949
                                               --------    --------       --------    --------
 Basic Earnings Per Share                      $   0.62    $  (0.16)      $   1.78    $   1.05
                                               ========    ========       ========    ========
Diluted:
 Net Income                                    $ 30,436    $ (7,435)      $ 87,583    $ 52,220
 Less Preferred Stock Dividends                     n/a        (237)(1)        n/a         n/a
                                               --------    --------       --------    --------
  Income Available to Common Shareholders        30,436      (7,672)        87,583      52,220
 Weighted-Average Common Shares Outstanding      48,616      49,081         48,828      48,949
 Benefit Plans Common Shares                        652           -            437           -
 Assumed Conversion of:
  Convertible Preferred Stock                       988         n/a (1)        988         988
  Dilutive Stock Options
   (Treasury Stock Method)                          471         n/a (1)        491         656
                                               --------    --------       --------    --------
 Dilutive Potential Common Shares                50,727      49,081         50,744      50,593
                                               --------    --------       --------    --------
 Diluted Earnings Per Share                    $   0.60    $  (0.16)      $   1.73    $   1.03
                                               ========    ========       ========    ========
(1) Assumed   conversion   of   preferred   stock  and  stock   options  are
    anti-dilutive  and thus, are not included in the  calculation of diluted earnings per share for the three months ended September 30, 2001.

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
Approximately  $394 million of the  preferred  securities  qualify as Tier 1 capital and the  remainder  qualifies as Tier 2 capital for bank  regulatory purposes.  The sole  assets of the  trusts  are the  debentures.  The junior subordinated debentures consisted of the following at September 30, 2002:

                              Stated     Effective     Maturity
(Dollars in Thousands)         Rate       Rate (1)       Date         Amount
----------------------------------------------------------------------------
November 1996 Issuance         8.60%        8.66%      12/01/26     $ 98,992
June 1999 Issuance             8.75%        3.12%      06/30/29      121,489
November 2000 Issuance        10.25%        4.49%      12/31/30      109,229
March 2001 Issuance            9.45%        4.77%      03/30/31      121,259
                                                                    --------
      Total                                                         $450,969
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

                                                                      Nine Months Ended
                                                                        September 30,
                                                                   ----------------------
(In Thousands)                                                        2002         2001
-----------------------------------------------------------------------------------------
Accumulated Unrealized Losses on Securities Available
 for Sale at January 1, Net of Tax                                 $ (15,953)   $ (17,929)
Net Unrealized Gains for the Period, Net of Tax
 Expense of $26,411 in 2002 and $17,898 in 2001                       49,049       33,239
Reclassification Adjustment for Gains Included in Net Income,
 Net of Tax Expense of $450 in 2002                                     (837)           -
                                                                   ---------    ---------
Effect on Other Comprehensive Income (Loss) for the Year              48,212       33,239
                                                                   ---------    ---------
Accumulated Unrealized Gains on Securities Available
 for Sale at September 30, Net of Tax                              $  32,259    $  15,310
                                                                   =========    =========
Accumulated Unrealized Losses on Derivatives Used in Cash
 Flow Hedging Relationships at January 1, Net of Tax               $ (82,743)   $       -
Cumulative Effect of Change in Accounting Principle, Net of
 Tax Benefit of $15,256 in 2001                                            -      (28,332)
Net Unrealized Losses for the Period, Net of Tax
 Benefit of $18,475 in 2002 and $46,150 in 2001                      (34,310)     (85,707)
Reclassification Adjustment for Losses Included in Net Income,
 Net of Tax Benefit of $16,389 in 2002 and $7,555 in 2001             30,437       14,031
                                                                   ---------    ---------
Effect on Other Comprehensive Income (Loss) for the Year              (3,873)    (100,008)
                                                                   ---------    ---------
Accumulated Unrealized Losses on Derivatives Used in Cash
 Flow Hedging Relationships at September 30, Net of Tax            $ (86,616)   $(100,008)
                                                                   =========    =========
Accumulated Other Comprehensive Loss at January 1, Net of Tax      $ (98,696)   $ (17,929)
Other Comprehensive Income (Loss), Net of Tax                         44,339      (66,769)
                                                                   ---------    ---------
Accumulated Other Comprehensive Loss at September 30, Net of Tax   $ (54,357)   $ (84,698)
                                                                   =========    =========

NOTE 5.  LINE OF BUSINESS REPORTING
-----------------------------------

Provident's three major business lines,  referred to as Commercial  Banking,
Retail Banking and Mortgage Banking,  are based on the products and services offered,  and its management  structure.  Commercial  Banking offers a broad range of commercial lending and financial products and services to corporate businesses.  Retail Banking provides  consumer  lending,  deposit  accounts, trust, brokerage and investment products and services to consumers and small
businesses.   Mortgage  Banking  offers   traditional  and   non-traditional
residential  mortgage loans to consumers,  and also provides  fee-based loan processing, loan warehousing and servicing for third party originators.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed  income  statements  and  average  assets are  provided  below for
Provident's three major lines of business for the three-month and nine-month periods ended September 30, 2002 and 2001.

                           `           Commercial   Retail    Mortgage   Corporate
(Dollars in Millions)                    Banking    Banking    Banking     Center      Total
---------------------------------------------------------------------------------------------
Three Months Ended September 30 2002:
  Net Interest Income                   $   56.9   $   52.8   $   15.6   $      -   $   125.3
  Provision for Loan Losses                (17.2)      (3.3)      (4.6)         -       (25.1)
  Noninterest Income                        28.9       18.5       11.9        0.6        59.9
  Noninterest Expense                      (48.0)     (48.2)     (17.8)         -      (114.0)
  Income Taxes                              (7.0)      (6.8)      (1.7)      (0.2)      (15.7)
                                        --------   --------   --------   --------   ---------
  Net Income                            $   13.6   $   13.0   $    3.4   $    0.4   $    30.4
                                        ========   ========   ========   ========   =========
  Average Assets                        $  7,074   $  3,790   $  1,533   $  3,087   $  15,484
                                        ========   ========   ========   ========   =========
Three Months Ended September 30 2001:
  Net Interest Income                   $   56.9   $   51.1   $   15.7   $      -   $   123.7
  Provision for Loan Losses                (54.2)      (9.8)      (2.0)         -       (66.0)
  Noninterest Income                        32.3       18.3        6.5          -        57.1
  Noninterest Expense                      (62.4)     (48.2)     (15.3)         -      (125.9)
  Income Taxes                               9.1       (3.8)      (1.6)         -         3.7
                                        --------   --------   --------   --------   ---------
  Net Income                            $  (18.3)  $    7.6   $    3.3   $      -   $    (7.4)
                                        ========   ========   ========   ========   =========
  Average Assets                        $  7,152   $  3,426   $  2,119   $  2,626   $  15,323
                                        ========   ========   ========   ========   =========
Nine Months Ended September 30 2002:
  Net Interest Income                   $  169.2   $  162.5   $   46.4   $      -   $   378.1
  Provision for Loan Losses                (49.3)      (9.9)     (14.0)      (9.0)      (82.2)
  Noninterest Income                        86.5       55.2       27.6        9.5       178.8
  Noninterest Expense                     (141.3)    (147.2)     (52.5)         -      (341.0)
  Income Taxes                             (22.4)     (20.9)      (2.6)      (0.2)      (46.1)
                                        --------   --------   --------   --------   ---------
  Net Income                            $   42.7   $   39.7   $    4.9   $    0.3   $    87.6
                                        ========   ========   ========   ========   =========
  Average Assets                        $  6,994   $  3,731   $  1,591   $  3,105   $  15,421
                                        ========   ========   ========   ========   =========
Nine Months Ended September 30 2001:
  Net Interest Income                   $  157.9   $  142.8   $   47.5   $      -   $   348.2
  Provision for Loan Losses                (81.7)     (20.1)     (12.8)         -      (114.6)
  Noninterest Income                       104.0       51.3       19.5          -       174.8
  Noninterest Expense                     (143.5)    (135.4)     (48.3)         -      (327.2)
  Income Taxes                             (13.6)     (13.4)      (2.0)         -       (29.0)
                                        --------   --------   --------   --------   ---------
  Net Income                            $   23.1   $   25.2   $    3.9   $      -   $    52.2
                                        ========   ========   ========   ========   =========
  Average Assets                        $  6,851   $  3,219   $  2,075   $  2,732   $  14,877
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

NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS
---------------------------------------------

Provident  adopted the  provisions  of  Statement  of  Financial  Accounting
Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other
Intangible  Assets",  on January 1 2002.  Under the new rules,  goodwill and intangible  assets  deemed  to  have  indefinite  lives  will no  longer  be amortized but will be subject to annual  impairment tests in accordance with the Statements.  Other intangible assets continue to be amortized over their useful lives.  Management  performed a transitional  impairment  test on its goodwill  assets as of January  1, 2002 and  determined  that no  impairment existed as of that date.

As a result of adopting  Statement 142, Provident did not incur any goodwill amortization  during 2002,  whereas during 2001 Provident  recorded goodwill amortization. The following table provides net income and earnings per share for the three-month and nine-month periods ended September 30, 2001 on a pro forma basis excluding goodwill amortization.

                                                   Three Months           Nine Months
                                                      Ended                  Ended
(In Thousands, Except Per Share Amounts)        September 30, 2001    September 30, 2001
----------------------------------------------------------------------------------------
Net Income:
 As Reported                                         $ (7,435)              $ 52,220
 Add Back: After-Tax Goodwill Amortization                731                  2,186
                                                     --------               --------
 Pro-Forma Net Income                                $ (6,704)              $ 54,406
                                                     ========               ========
Basic Earnings Per Common Share:
 As Reported                                          $ (0.16)                $ 1.05
 Add Back: After-Tax Goodwill Amortization               0.02                   0.05
                                                     --------               --------
 Pro-Forma Basic Earnings Per Common Share            $ (0.14)                $ 1.10
                                                     ========               ========
Diluted Earnings Per Common Share:
 As Reported                                          $ (0.16)                $ 1.03
 Add Back: After-Tax Goodwill Amortization               0.02                   0.05
                                                     --------               --------
 Pro-Forma Diluted Earnings Per Common Share          $ (0.14)                $ 1.08
                                                     ========               ========

Changes in the  carrying  amount of goodwill  by business  line for the nine months ended September 30, 2002, are as follows:

                                              Commercial   Retail
(In Thousands)                                  Banking    Banking     Total
----------------------------------------------------------------------------
Balance at January 1, 2002                      $39,825    $40,824   $80,649
Goodwill Acquired During the Year                     -        189       189
Goodwill Recorded as a Result of Contingent
 Consideration being Recognized                   1,594        219     1,813
                                                -------    -------   -------
Balance at September 30, 2002                   $41,419    $41,232   $82,651
                                                =======    =======   =======

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As all of Provident's  other intangible  assets have been determined to have limited  lives,  these assets have continued to be amortized as in the past.
Intangible assets, along with accumulated amortization, is provided below as of September 30, 2002:

                                            Gross                      Net
                                          Carrying   Accumulated    Carrying
(In Thousands)                              Value    Amortization     Value
----------------------------------------------------------------------------
Non-Contractual Customer Relationships     $21,997        $ 6,761    $15,236
Purchased Core Deposits                      1,429            983        446
                                           -------        -------    -------
Balance at September 30, 2002              $23,426        $ 7,744    $15,682
                                           =======        =======    =======

The estimated  amortization of intangible assets for the next five years, is
$1.2 million for the remainder of 2002;  $4.7 million for 2003; $4.4 million for 2004; $3.3 million for 2005; and $1.5 million for 2006.

NOTE 7.  MORTGAGE SERVICING ASSETS
----------------------------------

Provident  recognizes  the rights to service  mortgage loans it does not own but services for others within Other Assets of its Balance Sheets.  Mortgage servicing  assets may be recognized  (1) when  mortgage  loans are sold with servicing  retained or (2) when mortgage loan  servicing is purchased.  When mortgage  loans  are sold,  the  carrying  value of the  loans is  allocated between the loans sold and servicing  assets  retained based on the relative fair  values  of  each.  Mortgage  servicing  assets,  when  purchased,  are initially  recorded at cost.  Mortgage  servicing  assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. At September 30, 2002 and 2001, Provident had $107.7 million and
$83.2 million, respectively, of mortgage servicing assets.

NOTE 8.  EQUITY INVESTMENTS
---------------------------

Provident  invests  in low income  housing  partnerships,  equity  funds and directly in equity securities,  which are collectively referred to herein as equity investments. Equity investments, which are reported within Investment
Securities  Available  for Sale and Other  Assets,  are carried at estimated fair  value  with  changes in fair  value  recognized  in other  noninterest income.  The fair value of publicly traded  investments are determined using quoted market prices less liquidity discounts. Liquidity discounts take into account the fact that  Provident  may not  immediately  realize  such market prices due to regulatory,  corporate and contractual sales restrictions. The estimated  fair value of equity  investments  that are not  publicly  traded approximates  cost  including  other than  temporary  valuation  adjustments considered  appropriate by management.  As of September 30, 2002,  Provident held equity investments with a carrying value of $73.7 million.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCK OPTIONS
----------------------

Financial  Accounting  Standards Board (FASB) Statement No. 123, "Accounting
for Stock-Based Compensation" encourages,  but does not require, adoption of a fair value-based  accounting method for stock-based employee  compensation plans.  Provident has elected to continue its accounting in accordance  with
Accounting  Principles  Bulletin (APB) Opinion No. 25, "Accounting for Stock
Issued to Employees",  whereby no compensation expense is recognized for the granting of stock  options when the exercise  price of the option equals the market price of the underlying stock at the date of grant.

For purposes of providing pro forma disclosures as if Statement 123 had been adopted as of its effective  date (grants  issued in fiscal years that begin after  December 15, 1994),  the fair value of stock options was estimated at
the  date  of  grant  using  a  Black-Scholes   option  pricing  model.  The
Black-Scholes  option  pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition,  option  valuation  models  require the input of highly subjective assumptions including the expected stock price volatility.
Because  Provident's  stock  options  have   characteristics   significantly
different  from  those  of  traded  options,  and  because  changes  in  the subjective input  assumptions can materially affect the fair value estimate, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of its stock options.

Options to purchase  approximately  1.6  million  and 1.3 million  shares of
Provident Common Stock were granted during the first nine months of 2002 and
2001, respectively.  The following weighted-average assumptions were used in the  option  pricing  model  for the  first  nine  months  of 2002 and 2001, respectively:  risk-free interest rates of 4.50% and 4.72%;  dividend yields of 3.5%  and  3.0%;  volatility  factors  of the  expected  market  price of
Provident's  Common  Stock of 29.1% and 28.8%;  and an expected  life of the option  of 7  years  for  each  period.  Based  on  these  assumptions,  the weighted-average  fair value of options granted during the first nine months of 2002 and 2001 was $5.85 and $8.44, respectively.

No  compensation  cost has been  recognized  for stock  option  grants.  Had compensation  cost been determined for stock option awards based on the fair values  at grant  dates as  discussed  above,  Provident's  net  income  and earnings per share would have been as follows:

                                                       Nine Months Ended
                                                         September 30,
                                                   -------------------------
(In Thousands, Except Per Share Data)                  2002           2001
----------------------------------------------------------------------------
Pro Forma Net Income                               $   80,398     $   45,208
Pro Forma Basic Earnings Per Share                       1.63           0.91
Pro Forma Diluted Earnings Per Share                     1.62           0.91

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  RESTRICTED ASSETS
---------------------------

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

The subsidiaries and their total assets as of September 30, 2002 follow:

(In Thousands)                                                  Total Assets
----------------------------------------------------------------------------
Provident Auto Leasing Company                                      $510,600
Provident Auto Rental LLC 2000-1                                     355,609
Provident Auto Rental LLC 2001-1                                     323,045
Provident Auto Rental LLC 1999-1                                     207,815
Provident Lease Receivables Company LLC                              154,161
Provident Auto Rental LLC 2000-2                                     152,478
Provident Auto Rental Company LLC 1998-2                              43,698
Provident Auto Rental Company LLC 1998-1                              40,936

The above  amounts  include items which are  eliminated in the  Consolidated
Financial Statements.

NOTE 11.  RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

In April  2002,  the FASB issued  Statement  No.  145,  "Rescission  of FASB
Statements No. 4, 44, and 64, Amendment No. 13, and Technical  Corrections."
Under  Statement  4, all gains and losses from  extinguishment  of debt were required to be aggregated  and classified as an  extraordinary  item, net of related  income tax effect.  As a result of the  elimination of Statement 4, gains  and  losses  from  extinguishment  of  debt  will  be  classified  as extraordinary  items only if they meet the  criteria  in APB Opinion No. 30.
Applying the  provisions of APB 30 will  distinguish  transactions  that are part of an  entity's  recurring  operations  from those that are  unusual or infrequent or that meet the criteria for  classification of an extraordinary item.  Additionally,  Statement  13 is  amended  to  require  sale-leaseback accounting for certain lease  modifications  that have economic effects that are similar to sale-leaseback transactions.  Statement 145 becomes effective
January 1, 2003.

In June 2002,  the FASB  issued  Statement  No. 146,  "Accounting  for Costs
Associated  with Exit or  Disposal  Activities."  This  Statement  addresses financial  accounting  and  reporting  for  costs  associated  with  exit or disposal  activities and nullifies  Emerging  Issues Task Force (EITF) Issue
94-3.  Statement 146 requires that a liability for a cost associated with an exit or disposal  activity be  recognized  when the  liability  is incurred.
Under EITF 94-3, a liability for an exit cost was  recognized at the date of an entity's  commitment  to an exit plan.  Statement  146 becomes  effective
January 1, 2003.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain
Financial  Institutions  an amendment of FASB  Statements No. 72 and 144 and
FASB   Interpretation  No.  9."  Statement  147  provides  guidance  on  the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as a business combination represents goodwill  and will no  longer  be  amortized,  but  rather,  be  subject  to impairment  tests as  prescribed by FASB  Statement  No. 142,  "Goodwill and
Other Intangible Assets." Statement 147 became effective on October 1, 2002.

The adoption of  Statements  No. 145, 146 and 147 are not expected to have a material impact on Provident's results of operations or financial condition.

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

                                                Three Months Ended                       Nine Months Ended
                                                  September 30,                            September 30,
(Dollars in Thousands,                ------------------------------------     -----------------------------------
 Except Per Share Data)                    2002         2001        Change          2002         2001       Change
 -----------------------------------------------------------------------------------------------------------------
Net Interest Income                   $ 125,288    $ 123,672             1%    $ 378,092    $ 348,188            9%
Noninterest Income                       59,909       57,103             5       178,809      174,858            2
Total Revenue                           185,197      180,775             2       556,901      523,046            6
Provision for Loan and Lease Losses      25,100       66,010           (62)       82,209      114,597          (28)
Noninterest Expense                     113,981      125,863            (9)      341,025      327,221            4
Net Income                               30,436       (7,435)          n/m        87,583       52,220           68
Diluted Earnings per Share                 0.60        (0.16)          n/m          1.73         1.03           68
Return on Average Equity                  12.73%       (2.99%)                     12.39%        7.11%
Return on Average Assets                   0.79%       (0.19%)                      0.76%        0.47%
Efficiency Ratio (Excludes Unusual
 Credit Charges, Minority Interest
 Expense and Warrant Gains                58.45%       58.54%                      60.37%       58.77%

n/m - not meaningful

Third  quarter 2002  earnings per diluted share and net income were $.60 and
$30.4 million, respectively,  compared with ($.16) and ($7.4) million in the third  quarter of 2001.  The first nine months of 2002  earnings per diluted share and net income were $1.73 and $87.6  million,  respectively,  compared with $1.03 and $52.2 million for the same period in 2001.  The loss recorded
in  the  third   quarter  of  2001  was   primarily   the  result  of  large
credit-related charges taken during that period.

The  provision  for loan and lease  losses was $82.2  million  for the first three  quarters of 2002 as compared to $114.6  million  during the same time period of 2001.  Additionally,  Provident  recorded  $6.6  million and $20.0 million of credit-related  charges for the write-down of foreclosed property and leased equipment  (included with  noninterest  expense) during the first nine months of 2002 and 2001, respectively. The higher than normal provision and  credit-related  charges  in 2001  were due  primarily  to the  weakened economy and the events of September 11, 2001.  Although the economy  remains sluggish,  credit-related  volatility  has begun to  stabilize  during 2002.
Beginning  with the third quarter of 2001 and  continuing  through the third quarter of 2002, the quarterly  provision for loan and leases has been $66.0 million, $111.2 million, $24.0 million, $33.1 million and $25.1 million. The higher provision for the second quarter of 2002 as compared to the first and third  quarters  of  2002  was a  result  of  the  sale  of $27  million  of nonperforming  loans from Provident's  residential  mortgage  portfolio at a
$9.1 million  discount.  During the second and third  quarters of 2002,  the allowance  for loan and lease  losses was  allowed to  decline  from  $240.7 million to $201.1  million as $29.4 million of commercial  airline loans and leases  were  charged off during the second  quarter and a large  nonaccrual commercial loan was partially  charged-off  during the third quarter.  These charge-offs  did not impact the second or third quarter period  provision as last year's increase in the loss reserve was deemed adequate to absorb these charge-offs.  Although encouraged by the reduced  credit-related  volatility during  2002,  management  continues  to  work  diligently  to  resolve  any remaining credit issues in the lending portfolio.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Provident's  total revenue (net  interest  income plus  noninterest  income)
increased  $33.9  million,  or 6%,  during the first nine  months of 2002 as compared to the first nine months of 2001. Net interest income  increased by
$29.9  million,  or 9%, as a result of growth in earning  assets,  primarily investment  securities and small to mid-size equipment lease financing,  and an  improved  net  interest  margin  which  increased  from  3.44% to 3.51%.
Noninterest income increased $4.0 million, or 2%, from that reported in last year's first nine months.

Noninterest  expense  increased  $13.8  million,  or 4%, for the first three quarters of 2002 as compared  to the same  period in 2001.  The  increase in noninterest  expense was  primarily the result of three  activities.  First,
Provident is  investing in  businesses  where  strong  growth  opportunities exist,  including middle market commercial lending,  middle market equipment leasing and mortgage servicing. Also, significant investments continue to be made within the credit and risk administration  functions.  Offsetting these increases  were  lower  write-downs  of  foreclosed  properties  and  leased equipment  which  totaled $6.6 million and $20.0 million for the nine months ended  September 30, 2002 and 2001,  respectively.  The ratio of noninterest expense to tax equivalent  revenue  (efficiency  ratio),  excluding  unusual credit charges,  minority  interest expense and warrant gains,  increased to
60.37% for the first  three  quarters  of 2002 as compared to 58.77% for the same period during 2001.

Total assets  increased $664 million from December 31, 2001 to September 30,
2002 primarily as a result of an increase in investment securities, small to
mid-size  equipment  lease  financing  and  home  equity  loans.   Partially
offsetting  these  increases were  reductions in  nonconforming  residential loans,  structured  finance loans and auto leases. The fluctuations in these loan and lease  balances  reflect  management's  decision  to lower the risk profile  of its loan and lease  portfolio.  Total  deposits  increased  $419 million during the first nine months of 2002.  Average retail and commercial core deposits  increased  from $6,076  million to $6,400 million during this time period.  Regulatory  capital ratios improved  significantly  during the first nine months of 2002 due  primarily  to the issuance of $165 million of
Real Estate  Investment  Trust (REIT)  PRIDES  during the second  quarter of
2002.

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

                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                              ---------------------    ---------------------
(Dollars in Millions)            2002        2001         2002        2001
----------------------------------------------------------------------------
Commercial Banking            $    13.6   $   (18.3)   $    42.7   $    23.1
Retail Banking                     13.0         7.6         39.7        25.2
Mortgage Banking                    3.4         3.3          4.9         3.9
Corporate Center                    0.4           -          0.3           -
                              ---------   ---------    ---------   ---------
                              $    30.4   $    (7.4)   $    87.6   $    52.2
                              =========   =========    =========   =========

Business line descriptions and fluctuation analysis follows:

o   Commercial  Banking  provides a broad  range of  commercial  banking and commercial  real  estate  products  and  services.  Areas of  focus  and expertise include regional middle-market lending,  equipment leasing and financing, cash management, and loan servicing,  transaction structuring and  investment  banking  services  for  the  multi-family  housing  and healthcare industries.

    Net income for the third quarter and first nine months of 2002 was $13.6 million and $42.7 million, respectively, compared to ($18.3) million and
    $23.1 million for the same periods in 2001.  During the third quarter of
    2001,  Commercial  Banking recognized  significantly  higher than normal provision  and  credit-related  charges  attributable  to  the  weakened economy and the events of  September  11.  Although  the economy has not
    recovered,   credit-related   volatility   has  declined   during  2002.
    Management  continues to  re-position  this business line so it can grow with a more predictable  earnings pattern.  Management is de-emphasizing its higher  credit risk areas of  structured  finance  lending and large
    equipment   leasing  while  growing  its  lower  credit  risk  areas  of middle-market  leasing and  regional  middle-market  commercial  lending units.

    Red Capital Group, a business unit within Commercial Banking,  continued
    to make  significant  contributions to revenue growth during 2002. Total revenues  have  increased  23% and net income has  increased  28% in the first nine  months of 2002  compared  to 2001.  Red  Capital  provides a platform to generate fee income from originating,  selling and servicing commercial  mortgage loans which improves  Provident's  balance  between interest spread and fee-based revenues.

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

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

    Net income  increased $5.4 million and $14.5 million for the three-month and nine-month  periods ended September 30, 2002 as compared to the same periods in 2001. The primary drivers for the increase was an increase in net interest  income on deposits and lower  provision for loan and lease losses.  Average  total  retail  deposits  grew by 6%  during  the third quarter of 2002  compared  to the third  quarter of 2001.  This  largely occurred as a result of internet deposit-gathering initiatives.

    Retail  Banking is in the process of  altering  the  composition  of its consumer lending  portfolio.  Management  believes that growing its home equity portfolio while slowing auto lease originations will result in an improved interest rate margin and a lower risk exposure.

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

    Mortgage Banking had net income of $3.4 million and $4.9 million for the third quarter and nine months of 2002.  Net income for the third quarter was primarily the result of its warehouse lending division and continued
    success in the whole-loan sale market. Mortgage Banking has continued to implement strategic initiatives designed to reduce its risk profile, the largest of these initiatives being the transition from portfolio lending to whole-loan sales which has significantly  reduced the business line's loan default risk. Since the third quarter of 2001,  nonconforming  loan originations  have been sold on a whole-loan basis to investors.  During the third quarter of 2002, the net sales gain premium averaged 224 basis points on  nonconforming  loan  sales of $223  million  compared  to the second  quarter of 2002 which averaged 207 basis points on sales of $186 million.  Additionally,  third-party  mortgage loan servicing  increased from $2.3 billion to $4.4 billion during the third quarter of 2002.

    Management  has  continued  to search for new  ventures in the  mortgage market.  Through their direct retail marketing  division which went into
    operation  in  February  and  a  year-old   mortgage  services  venture,
    management continues to seek and cultivate new opportunities for diverse cash flow streams within the mortgage business.

o   Corporate  Center  includes  revenue and expenses  not  allocated to the primary business lines, including any unusual revenues and expenses. Net income for the first nine months of 2002 included  warrant gains of $8.2 million,  security gains of $1.3 million and a loss of $9.1 million from the sale of $27  million of  non-performing  loans from the  residential mortgage portfolio.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Net Interest Income
-------------------

Net interest income for the nine months ended September 30, 2002,  increased
$29.9  million,  or 9%,  compared  to the first  nine  months  of 2001.  The increase in interest income was due to an increase in average earning assets of $858  million,  or 6%, and an increase in the net  interest  margin.  The increase in average earning assets resulted primarily from the growth of the investment  security  portfolio.  The growth in earning assets was primarily funded  by a  corresponding  growth in  interest  bearing  liabilities.  The largest  increases in interest  bearing  liabilities  were time deposits and long-term debt.

Net interest margin  represents net interest income as a percentage of total interest earning assets. For the first nine months of 2002, the net interest margin, on a tax-equivalent  basis, was 3.51% compared to 3.44% for the same period in 2001.  This increase was driven by changes in rates and volumes of earning assets and the  corresponding  funding sources.  The following table details  the  components  of  the  change  in  net  interest  income  (on  a tax-equivalent  basis) by major  category  of  interest  earning  assets and interest  bearing  liabilities for the  three-month  and nine-month  periods ended September 30, 2002 and 2001.

                                            Three Months Ended                       Nine Months Ended
                                  --------------------------------------  --------------------------------------
                                  September 30, 2002  September 30, 2001  September 30, 2002  September 30, 2001
                                  ------------------  ------------------  ------------------  ------------------
                                   Average   Average   Average   Average   Average   Average   Average   Average
(Dollars in Millions)              Balance     Rate    Balance     Rate    Balance     Rate    Balance     Rate
---------------------------------------------------------------------------------------------------------------
Assets:
 Loans and Leases:
  Corporate Lending:
   Commercial                      $ 4,227    6.36%    $ 4,640    7.90%    $ 4,281    6.41%    $ 4,688    8.50%
   Mortgage                            930     6.08        855     7.93        897     6.34        850     8.41
   Construction                        533     4.56        549     6.73        553     4.59        583     7.57
   Lease Financing                   1,300     9.06      1,200     9.66      1,255     9.36        958     9.96
                                   -------     ----    -------     ----    -------     ----    -------     ----
    Total Corporate Lending          6,990     6.69      7,244     8.11      6,986     6.79      7,079     8.61
  Consumer Lending:
   Residential                         685     9.64      1,064     9.82        781     9.50      1,024    10.10
   Installment                       1,080     6.16        821     8.63        994     6.50        735     9.17
   Lease Financing                   1,383     8.59      1,277     9.94      1,412     8.37      1,170    10.22
                                   -------     ----    -------     ----    -------     ----    -------     ----
    Total Consumer Lending           3,148     7.98      3,162     9.56      3,187     8.06      2,929     9.92
                                   -------     ----    -------     ----    -------     ----    -------     ----
     Total Loans and Leases         10,138     7.09     10,406     8.55     10,173     7.19     10,008     8.99
 Investment Securities               3,789     5.49      3,105     6.30      3,792     5.73      3,164     6.68
 Federal Funds Sold and Reverse
  Repurchase Agreements                102     2.66        102     3.53        113     2.77        103     4.91
 Other Short Term Investments          407     5.28        416     5.43        331     5.91        276     5.84
                                   -------     ----    -------     ----    -------     ----    -------     ----
   Total Earning Assets             14,436     6.59     14,029     7.92     14,409     6.74     13,551     8.36
 Cash and Due From Banks               245                 241                 232                 259
 Other Assets                          803               1,053                 780               1,067
                                   -------             -------             -------             -------
  Total Assets                     $15,484             $15,323             $15,421             $14,877
                                   =======             =======             =======             =======
Liabilities and
 Shareholders' Equity:
 Deposits:
  Demand Deposits                    $ 778     1.61      $ 487     2.32      $ 613     1.30      $ 479     2.85
  Savings Deposits                   1,417     2.03      1,581     3.36      1,475     2.02      1,544     4.03
  Time Deposits                      6,211     3.49      5,832     5.28      6,193     3.71      5,753     5.80
                                   -------     ----    -------     ----    -------     ----    -------     ----
   Total Deposits                    8,406     3.07      7,900     4.71      8,281     3.23      7,776     5.27
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements               849     2.90      1,435     3.97      1,076     2.71      1,170     4.37
  Commercial Paper                     268     1.97        209     3.79        275     1.94        216     4.55
                                   -------     ----    -------     ----    -------     ----    -------     ----
   Total Short-Term Debt             1,117     2.68      1,644     3.95      1,351     2.55      1,386     4.40
 Long-Term Debt                      2,968     4.79      2,670     5.69      2,928     4.77      2,695     6.10
 Junior Subordinated Debentures        451     5.28        451     6.90        451     5.36        412     7.78
                                   -------     ----    -------     ----    -------     ----    -------     ----
  Total Interest Bearing
   Liabilities                      12,942     3.51     12,665     4.90     13,011     3.58     12,269     5.44
 Noninterest Bearing Deposits          934               1,203                 888               1,225
 Minority Interest                     162                   -                  66                   -
 Other Liabilities                     490                 460                 513                 403
 Shareholders' Equity                  956                 995                 943                 980
                                   -------             -------             -------             -------
  Total Liabilities and
   Shareholders' Equity            $15,484             $15,323             $15,421             $14,877
                                   =======             =======             =======             =======
Net Interest Spread                            3.08%               3.02%               3.16%               2.92%
                                               ====                ====                ====                ====
Net Interest Margin                            3.44%               3.50%               3.51%               3.44%
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

The  adequacy  of the reserve for loan and lease  losses is  monitored  on a continual  basis  and is based  upon  management's  evaluation  of  numerous factors.  These factors  include the quality of the current loan  portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, specific industry trends, loan  concentrations,  evaluation of specific loss estimates for all significant problem loans,  payment histories,  collateral valuations,  historic  charge-off  and  recovery  experience,  estimates  of charge-offs for the upcoming year and other pertinent information.

Additional loss estimates  associated with securitized assets and loans sold under the  Fannie Mae DUS  Program  are  provided  for  separately  from the reserve for loan and lease losses.  For more information on credit exposures for these off-balance sheet assets, see "Management  Discussion and Analysis of Financial  Condition  and Results of  Operations  - Asset  Securitization
Activity" and "Fannie Mae DUS Program."  The  following  paragraphs  provide information concerning Provident's on-balance sheet credit portfolio.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

The provision for loan and lease losses was $82.2 million and $114.6 million for the first nine months of 2002 and 2001,  respectively.  During the third and fourth quarters of 2001,  Provident recorded $66.0 and $111.2 million of provision expense. The higher than normal provision was due primarily to the weakened economy and the events of September 11, 2001. As the credit-related volatility  declined  during 2002,  the provision  returned to a more normal level.  The $8.2 million increase in provision in the second quarter of 2002 as compared to 2001 was a result of the sale of $27 million of nonperforming loans from the residential  mortgage  portfolio at a $9.1 million  discount.
The ratio of reserve for loan and lease losses to total loans and leases was
1.93% and 1.99% at September 30, 2002 and 2001,  respectively.  The ratio of reserve  for loan and lease  losses to total  loans and  leases  was  raised during the second half of 2001 based on  analyses of the lending  portfolio, deterioration  of  asset  quality  indicators  and  the  uncertain  economic environment.  During the second and third quarters of 2002, the loss reserve was allowed to decline.  During the second quarter of 2002, $29.4 million of commercial  airline loans and leases were charged off,  which did not impact the  provision  as last year's  increase in the loss reserve was adequate to absorb these charge-offs  without increasing  provision expense.  During the
third  quarter  of  2002,  net   charge-offs   were  higher  than  initially
anticipated  due to a partial  charge-off of a large  nonaccrual  commercial loan that occurred sooner than anticipated.  Management  expects to maintain the loss reserve at its present level throughout the remainder of 2002.

The reserve methodology considers potential losses in the commercial airline portfolio as well as all other loan and lease types. Risks in the commercial airline  portfolio  arise from our  principal  reliance on  borrower  credit quality  and  secondarily  on  equipment  value.  Based upon  previous  peak outstandings,  the majority of these commercial airline loans and leases are to borrowers  designated as having better credit  quality.  Even within this
segment,   shorter  maturities  have  left  Provident  exposed  to  residual equipment values resulting in modest losses.  Most of the prior  charge-offs and valuation  adjustments have dealt with transactions related to borrowers with weaker credit  quality,  which exposes us to weaker  equipment  values.
Approximately  22% of the remaining  outstandings  relate to borrowers  with weaker  credit  quality  of which  more than  half are  covered  by  current reasonable-sale  equipment values.  However,  future events could occur that may  negatively  impact our  assessment  of  borrowers'  credit  quality and equipment values leading to higher reserves and potential future losses.

Management  continues  to remain  focused on  resolving  its credit  issues.
Provident has initiated  various steps to enhance its credit review function including  the hiring of a Chief  Credit  and Risk  Officer,  enlarging  its
Credit  and Risk  Management  Group  and  improving  internal  policies  and
procedures.   Additionally,  Provident  is  implementing  several  strategic changes to improve its credit quality metrics, portfolio diversification and loan concentrations. These initiatives include de-emphasizing its structured finance  lending and auto leasing  businesses,  as well as  originating  its nonconforming  residential  loans for sale on a whole-loan  basis.  Regional middle-market  commercial  lending,  middle-market  leasing  and prime  home equity loans are businesses which management  believes it can grow with more predictable future earnings streams.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

The following  table shows the progression of the reserve for loan and lease losses and selected reserve ratios:

                                        Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                      ----------------------    -----------------------
(Dollars in Thousands)                   2002         2001         2002          2001
---------------------------------------------------------------------------------------
Balance at Beginning of Period        $ 211,262    $ 176,975    $ 240,653     $ 154,300
Acquired Reserves                             -            -            -        10,003
Provision for Loan and Lease Losses      25,100       66,010       82,209       114,597
Loans and Leases Charged Off            (42,912)     (40,735)    (145,459)      (84,531)
Recoveries                                7,606        4,596       23,653        12,477
                                      ---------    ---------    ---------     ---------
  Balance at End of Period            $ 201,056    $ 206,846    $ 201,056     $ 206,846
                                      =========    =========    =========     =========
Reserve for Loan and Lease Losses
 as a Percent of:
  Nonaccrual Loans                                                 112.36%       157.10%
  Nonperforming Assets                                             103.90%       140.31%
  Total Loans and Leases                                             1.93%         1.99%

The following  table presents the  distribution  of net loan  charge-offs by loan type for the  three-month  and nine-month  periods ended  September 30,
2002 and 2001:

                                     Three Months Ended                     Three Months Ended
                                     September 30, 2002                     September 30, 2001
                            ----------------------------------    -----------------------------------
                                          Pctg of      Pctg of                  Pctg of      Pctg of
                                          Average        Total                   Average        Total
                               Net         Total          Net         Net         Total          Net
                             Charge-       Loans        Charge-     Charge-       Loans        Charge-
(Dollars in Thousands)        Offs     (annualized)      Offs        Offs     (annualized)      Offs
-----------------------------------------------------------------------------------------------------
Corporate Lending:
 Commercial                 $ 24,859       2.35%         70.4%     $ 27,900       2.41%         77.2%
 Mortgage                         22       0.01           0.1           483       0.32           1.4
 Construction                    379       0.28           1.1             -          -             -
 Lease Financing               2,620       0.81           7.4         3,081       1.03           8.5
                            --------                    -----      --------                    -----
  Net Corporate Lending       27,880       1.60          79.0        31,464       1.74          87.1
Consumer Lending:
 Residential                   4,853       2.83          13.7         2,179       0.82           6.0
 Installment                     850       0.31           2.4           834       0.41           2.3
 Lease Financing               1,723       0.50           4.9         1,662       0.52           4.6
                            --------                    -----      --------                    -----
  Net Consumer Lending         7,426       0.94          21.0         4,675       0.59          12.9
                            --------                    -----      --------                    -----
   Net Charge-Offs          $ 35,306       1.39         100.0      $ 36,139       1.39         100.0
                            ========                    =====      ========                    =====

                                     Nine Months Ended                      Nine Months Ended
                                     September 30, 2002                     September 30, 2001
                            ----------------------------------    -----------------------------------
                                          Pctg of      Pctg of                   Pctg of      Pctg of
                                          Average        Total                   Average        Total
                               Net         Total          Net         Net         Total          Net
                             Charge-       Loans        Charge-     Charge-       Loans        Charge-
(Dollars in Thousands)        Offs     (annualized)      Offs        Offs     (annualized)      Offs
-----------------------------------------------------------------------------------------------------
Corporate Lending:
 Commercial                 $ 63,853       1.99%         52.4%     $ 50,183       1.43%         69.7%
 Mortgage                         46       0.01             -           508       0.11           0.7
 Construction                    679       0.16           0.6             -          -             -
 Lease Financing              28,579       3.04          23.5         7,516       1.05          10.4
                            --------                    -----      --------                    -----
  Net Corporate Lending       93,157       1.78          76.5        58,207       1.10          80.8
Consumer Lending:
 Residential                  22,130       3.78          18.2         8,432       1.10          11.7
 Installment                   2,359       0.32           1.9         1,834       0.33           2.5
 Lease Financing               4,160       0.39           3.4         3,581       0.41           5.0
                            --------                    -----      --------                    -----
  Net Consumer Lending        28,649       1.20          23.5        13,847       0.63          19.2
                            --------                    -----      --------                    -----
   Net Charge-Offs          $121,806       1.60         100.0      $ 72,054       0.96         100.0
                            ========                    =====      ========                    =====

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

The  increase  in net  charge-offs  during the first nine months of 2002 for both commercial loans and corporate lease financing was due primarily to the
$29.4 million  charge-off of  commercial  airline loans and leases  combined with the weak economic  environment.  The  charge-off was comprised of $10.6 million of commercial  airline loans and $18.8 million of commercial airline leases. The increase in year-to-date net charge-offs for residential was due primarily to the $9.1 million  charge-off taken in conjunction with the sale of $27 million of nonperforming  residential  mortgage loans that took place during the second quarter of 2002.

Nonperforming  assets at September 30, 2002 were $193.5 million  compared to
$197.8  million and $147.4 million as of December 31, 2001 and September 30,
2001,  respectively.  The  increase  in  nonperforming  assets over the past twelve months was due  primarily to the overall weak  economic  environment, particularly in the airline industry. The decrease in nonaccrual residential mortgage  loans during the second  quarter of 2002 was due  primarily to the sale of $27 million of nonaccrual  residential  loans. The decrease in other nonperforming  assets  during the third  quarter of 2002 is due primarily to the sale of commercial  properties.  The composition of nonperforming assets over the past five quarters is provided in the following table.

                                             2002                          2001
                               --------------------------------    --------------------
                                 Third      Second       First      Fourth       Third
(Dollars in Thousands)          Quarter     Quarter     Quarter     Quarter     Quarter
---------------------------------------------------------------------------------------
Nonaccrual Loans:
 Corporate Lending:
  Commercial                   $117,571    $108,330    $111,727    $116,663    $ 84,700
  Mortgage                       10,619       5,546       1,938       1,929       1,984
  Construction                    2,243       7,268       1,984       2,699       2,213
  Lease Financing                 3,952       3,497       5,223       7,986       5,977
                               --------    --------    --------    --------    --------
   Total Corporate Lending      134,385     124,641     120,872     129,277      94,874
 Consumer Lending:
  Residential                    44,548      35,920      62,530      47,579      36,792
  Installment                         -           -           -           -           -
  Lease Financing                     -           -           -           -           -
                               --------    --------    --------    --------    --------
   Total Consumer Lending        44,548      35,920      62,530      47,579      36,792
                               --------    --------    --------    --------    --------
    Total Nonaccrual Loans      178,933     160,561     183,402     176,856     131,666
Other Nonperforming Assets       14,579      25,471      28,098      20,907      15,758
                               --------    --------    --------    --------    --------
 Total Nonperforming Assets    $193,512    $186,032    $211,500    $197,763    $147,424
                               ========    ========    ========    ========    ========
Loans 90 Days Past Due
 Still Accruing                $ 32,811    $ 31,626    $ 30,115    $ 31,219    $ 34,929
Nonaccrual Loans to
 Total Loans and Leases            1.72%       1.57%       1.81%       1.68%       1.27%
Nonperforming Assets to:
 Total Loans, Leases and
  Other Nonperforming Assets       1.85%       1.82%       2.08%       1.88%       1.42%
 Total Assets                      1.19%       1.19%       1.38%       1.27%       0.97%

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Nonaccrual  loans have  increased  $2.1  million  while other  nonperforming assets have decreased $6.3 million during the first nine months of 2002. The following  table  shows  the  progression  of  nonaccrual  loans  and  other nonperforming assets during this time period:

                                  Corporate Lending
                        -----------------------------------     Consumer       Total       Other          Total
                                         Real       Lease     Residential   Nonaccrual  Nonperforming  Nonperforming
(In Thousands)          Commercial      Estate    Financing    Mortgages       Loans       Assets         Assets
----------------------------------------------------------------------------------------------------------------
Balance at
 Beginning of Year      $ 116,663    $   4,628    $   7,986    $  47,579    $ 176,856    $  20,907      $ 197,763
Additions                 112,363       10,921        8,465       62,122      193,871        3,120        196,991
Payments / Sales          (46,983)      (1,614)      (4,509)     (27,376)     (80,482)     (16,696)       (97,178)
Charge-Offs               (64,172)        (883)      (7,990)     (19,738)     (92,783)      (3,288)       (96,071)
Transfers to Other
 Nonperforming Assets        (300)        (190)           -      (18,039)     (18,529)      18,529              -
Write-Downs                     -            -            -            -            -       (7,993)        (7,993)
                        ---------    ---------    ---------    ---------    ---------    ---------      ---------
Balance at
 September 30, 2002     $ 117,571    $  12,862    $   3,952    $  44,548    $ 178,933    $  14,579      $ 193,512
                        =========    =========    =========    =========    =========    =========      =========

Noninterest Income
------------------

The following  table details the components of noninterest  income and their change for the third quarter and nine-month periods of 2002 and 2001:

                                      Three Months Ended                  Nine Months Ended
                                          September 30,                     September 30,
                                      -------------------      Pctg      -------------------      Pctg
(Dollars in Thousands)                  2002       2001       Change       2002       2001       Change
-------------------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts   $ 11,681   $ 10,312         13%    $ 33,045   $ 29,551         12%
Loan Servicing Fees                     10,325     10,329         (0)      30,406     33,599        (10)
Other Service Charges and Fees          11,687      9,017         30       34,707     28,802         21
Leasing Income                           9,397     10,500        (11)      28,365     33,331        (15)
Cash Gains on Sale of Loans              5,001      3,254         54       12,135      4,490        170
Warrant Gains                                -          -          -        8,186        412          -
Security Gains                             633          -          -        1,287          -          -
Other                                   11,185     13,691        (18)      30,678     44,673        (31)
                                      --------   --------                --------   --------
    Total Noninterest Income          $ 59,909   $ 57,103          5     $178,809   $174,858          2
                                      ========   ========                ========   ========

Explanations  for  significant  changes in  noninterest  income by  category follow:

o   Service  charges on deposit  accounts  increased  $1.4  million and $3.5 million in the  quarterly  and  nine-month  comparisons.  An increase in overdraft  fees was the primary reason for the increase in the quarterly comparison. Increases in overdraft fees and service charges on corporate deposit  accounts  were the  primary  reasons  for the  increase  in the nine-month comparison.

o   Decreases in fees from servicing  securitized  residential  mortgage and credit card portfolios,  which more than offset increases from servicing multi-family  loans by Red Capital Group and residential  mortgage loans by Mortgage  Banking,  were the primary reasons for the decrease in loan servicing fees for the nine-month comparison.

o   Other service  charges and fees  increased $2.7 million and $5.9 million in the  quarterly  and  nine-month  comparisons.  The  increase for both periods was due  primarily to an increase in other fee income  generated from the residential  mortgage portfolio and funds management fees, more than offsetting a decrease in credit card fees.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

o   Leasing income  decreased $1.1 million and $5.0 million in the quarterly and  nine-month  comparisons.  The  decrease  for both  periods  was due primarily to the reduction in size of the leasing portfolio of Provident
    Commercial Group, a national lessor of large equipment.

o   The  increase of $1.7 million and $7.6 million in gain on sales of loans in the quarterly and  nine-month  comparisons  is due primarily to gains recognized from the sale of nonconforming  residential mortgage loans on a whole-loan  basis,  a strategy that Provident  implemented  during the third quarter of 2001.  During the first nine months of 2002,  over $500 million of residential  loans were sold on a whole-loan  basis providing gains of $10.3 million.

o   Provident's  Commercial Banking business line from time to time acquires equity warrants as a part of the lending fee structure  established with customers. Warrant gains of $8.2 million and $.4 million were recognized during the first nine months of 2002 and 2001, respectively.

o   Decreases  in income  from equity  investments  and  miscellaneous  fees earned  by Red  Capital  Group  were the  primary  reasons  for the $2.5 million and $14.0 million  decrease in other income in the quarterly and nine-month comparisons.

Noninterest Expense
-------------------

The following table details the components of noninterest  expense and their change for the third quarter and nine-month periods of 2002 and 2001:

                                Three Months Ended                 Nine Months Ended
                                  September 30,                      September 30,
                               -------------------      Pctg      -------------------      Pctg
(Dollars in Thousands)           2002       2001       Change       2002       2001       Change
------------------------------------------------------------------------------------------------
Salaries, Wages and Benefits   $ 57,141   $ 52,783          8%    $172,260   $153,951         12%
Charges and Fees                  7,029      8,321        (16)      22,779     23,549         (3)
Occupancy                         5,861      5,634          4       17,829     16,783          6
Leasing Expense                   6,285     28,123        (78)      23,265     42,964        (46)
Equipment Expense                 5,680      6,209         (9)      17,862     19,226         (7)
Professional Services             6,007      5,476         10       18,311     18,243          0
Minority Interest Expense         3,223          -          -        3,889          -          -
Other                            22,755     19,317         18       64,830     52,505         23
                               --------   --------                --------   --------
   Total Noninterest Expense   $113,981   $125,863         (9)    $341,025   $327,221          4
                               ========   ========                ========   ========

Explanations  for  significant  changes in  noninterest  expense by category follow:

o   Salaries, wages and benefits increased $4.4 million and $18.3 million in the  quarterly  and  nine-month  comparisons  due primarily to increased staffing in areas where  opportunities  for growth exist, such as middle market commercial lending,  middle market equipment leasing and mortgage servicing, and incentive pay. Staffing expense also increased within the
    Credit and Risk Management  Group in order to better monitor and control the overall  risk of the  company,  particularly  credit risk within the lending portfolio.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

o   Charges and fees decreased $1.3 million in the quarterly  comparison due primarily to a decrease in goodwill  amortization  expense.  Charges and fees decreased $.8 million in the nine-month  comparison as the decrease in  goodwill  amortization  expense  more than  offset the  increase  in expenses related to credit risk transfer agreements.  Details concerning these  transactions  are provided in the  "Management's  Discussion  and
    Analysis of Financial  Condition  and Results of Operations - Derivative
    and Off-Balance Sheet Financial Instruments" section of this report.

o   Increases  in rent  expense,  repairs and  maintenance  were the primary reasons for the increase in occupancy expense.

o   The decrease in leasing  expense for both the quarterly  and  nine-month comparisons was  attributable to a $20.0 million  write-down in residual values related to aircraft  leases that occurred in the third quarter of
    2001 with no corresponding write-down during 2002.

o   Equipment expense decreased in the quarterly and nine-month  comparisons due to a decrease in depreciation expense.

o   An increase in legal fees  related to loan  collections  was the primary reason  for the  increase  in  professional  services  in the  quarterly comparison.

o   Minority  interest expense relates to dividends  payable on $165 million of Preferred Stock of PFGI Capital Corporation, a real estate investment trust that was formed late in the second  quarter of 2002. The dividends are payable at an annualized rate of 7.75%.

o   Increases in expenses related to repossessed  properties was the primary reason for the increase in other  expense in the  quarterly  comparison.
    Increases  in  marketing   expense  as  well  as  expenses   related  to
    repossessed  properties  were the primary  reasons  for the  increase in other expense in the nine-month comparison.

FINANCIAL CONDITION
-------------------

Short-Term Investments and Investment Securities
------------------------------------------------

Federal funds sold and reverse  repurchase  agreements  decreased $4 million since  December 31, 2001.  The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have  been  allocated  to meet  lending  and  investment  requirements,  any remainder is placed in overnight federal funds.

Trading  account  securities  were  $204  million  and  $101  million  as of
September  30, 2002 and December 31, 2001,  respectively.  Provident  trades investment securities with the intention of recognizing  short-term profits.
These  securities  are carried at fair value with  realized  and  unrealized gains and losses reported in noninterest income.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Provident classified $190 million of loans as held for sale at September 30,
2002. This is a decrease of $28 million from the amount reported at December
31, 2001.  These loans consist of $116 million of multifamily  loans and $74 million of nonconforming  residential  mortgage loans. The multifamily loans are generally insured by either the Federal National  Mortgage  Association,
the  Federal  Home  Loan  Mortgage   Corporation  or  the  Federal   Housing
Association.  These  loans are usually  outstanding  for sixty days or less.
Activities  related to the  multifamily  loans held for sale are part of the operations of Red Capital Group.  Nonconforming  residential  mortgage loans are being sold on a  whole-loan  basis.  This is part of the  initiative  to transition the Mortgage Banking business to a lower risk profile.

Securities purchased with the intention of being held for indefinite periods of time are classified as investment  securities  available for sale.  These securities increased $652 million during the first nine months of 2002. U.S.
government agency  mortgage-backed  securities accounted for the majority of the  increase,  as funds  obtained  from loan payments and the sale of other debt securities were deployed into investment  securities with higher credit quality, increased liquidity and an improved interest rate risk profile.

Loans and Leases
----------------

As of September 30, 2002 total loans and leases were $10.4 billion  compared to $10.5  billion at December 31, 2001.  Provident  had an  additional  $3.2 billion  and $4.1  billion  of  off-balance  sheet  loans  and  leases as of
September  30, 2002 and  December  31,  2001,  respectively.  As a result of recent  earnings  volatility,  management has  re-evaluated  the risk/reward relationships  of its  lending  portfolio.  During the second  half of 2001,
Provident  implemented  a whole-loan  sale  strategy  for its  nonconforming
residential  loans.  Also,   management  has  decided  to  de-emphasize  its
structured  finance  lending  while  placing a greater focus on its regional
middle-market   commercial  lending  and  middle-market  equipment  leasing.
Provident is also providing fewer resources to its auto leasing  business as management  has  determined  that this is a thin  margin  business  and that capital  can be better  deployed  elsewhere.  As a result of these  actions,
Provident's lending portfolio has lower  concentrations of residential loans and  consumer  leases,  higher  concentrations  of  middle-market  corporate leases,  and a lower risk profile of commercial  loans.  Provident  does not have a material exposure to foreign, energy or agricultural loans.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

The following table shows the composition of the commercial loan category by industry type at September 30, 2002:

                                                                        Amount on
(Dollars in Millions)                                    Amount     %   Nonaccrual
----------------------------------------------------------------------------------
Real Estate Operators/Developers/General Contractors   $  555.2    13    $  1.3
Mortgage Warehousing Lines                                491.4    11       5.1
Transportation                                            207.9     5       2.5
Retailing                                                 195.1     4       6.5
Healthcare                                                187.6     4       1.0
Banking and Finance                                       181.5     4       0.8
Tourism and Entertainment                                 152.0     3       1.3
Metals                                                    149.8     3      12.6
Machinery and Equipment                                   144.4     3      13.2
Eating and Drinking Establishments                        137.9     3       4.2
Commercial Aviation Related (1)                           129.3     3      25.6
Construction                                              122.2     3       3.6
Business Services                                         121.0     3      10.4
Financial Services                                        110.3     3       0.1
Automobile Dealers                                         94.6     2         -
Technology                                                 88.9     2       3.7
Automotive Services/Parts                                  85.8     2      13.6
Media                                                      66.8     2       0.1
Other (includes 20 industry types)                      1,196.4    27      12.0
                                                       --------   ---    ------
   Total                                               $4,418.1   100    $117.6
                                                       ========   ===    ======

(1) Includes loans related to the commercial airline industry,  and aircraft used in private, charter and corporate markets.

At September 30, 2002, Provident had loans and leases of $185 million to the commercial  airline carriers,  including $31 million of commercial loans and
$154 million of finance and operating leases. As the events of September 11,
2001 have had a significant  financial  impact upon the airline industry and the re-sale  value of aircraft,  Provident  recorded  credit costs and other expenses of $66  million and $30 million  during the second half of 2001 and first  nine  months of 2002,  respectively,  which  were  related to secured commercial airline loans and leases.

At  September  30,  2002,   Provident  had  approximately  $869  million  of
commercial  loans that are to  borrowers  who have  shared  national  credit loans.  Generally,  shared  national  credit  loans  are  loans  that have a commitment  amount  of at  least  $20  million  and  involve  three  or more supervised  financial  institutions.  In an on-going effort to diversify its portfolio,  the shared national credit loans in which Provident participates are distributed across thirty-one  industry types, with the largest industry concentration  (real estate)  accounting for  approximately 15% of its total shared national credit loans.  The average  outstanding  balance of a shared national credit loan was $3.9 million.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

The composition of the corporate  mortgage and construction  loan categories by property type at September 30, 2002 follows:

                                                                  Amount on
(Dollars in Millions)                          Amount       %     Nonaccrual
----------------------------------------------------------------------------
Residential Development                     $    275.0      18     $   6.1
Shopping/Retail                                  246.6      17           -
Office/Warehouse                                 237.3      16         3.0
Apartments                                       232.5      16         2.1
Health Facilities                                112.9       7           -
Hotels/Motels                                    105.5       7         0.1
Land                                              71.0       5         0.8
Industrial Plants                                 28.7       2           -
Auto Sales and Service                            16.5       1           -
Churches                                           9.8       1           -
Other Commercial Properties                      148.4      10         0.8
                                            ----------     ---     -------
   Total                                    $  1,484.2     100     $  12.9
                                            ==========     ===     =======

As of September 30, 2002,  Provident  had $1.3 billion in  commercial  lease financing.  These leases were  comprised  of $1.1  billion from  Information
Leasing  Corporation,   Provident's  small  to  mid-size  equipment  leasing
business unit, and $.2 billion from Provident Commercial Group,  Provident's large equipment leasing business unit.

The following table shows the  composition of the installment  loan category by loan type at September 30, 2002:

(Dollars in Millions)                                    Amount           %
----------------------------------------------------------------------------
Home Equity                                                 $962.4        83
Indirect Installment                                         123.1        10
Direct Installment                                            59.4         5
Other Consumer Loans                                          19.6         2
                                                          --------       ---
   Total                                                  $1,164.5       100
                                                          ========       ===

Noninterest Earning Assets
--------------------------

Leased equipment  decreased $7 million,  or 4%, during the first nine months of 2002 due primarily to a reduction in the size of the leasing portfolio of
Provident Commercial Group, a national lessor of large equipment.

Other assets  increased $29 million,  or 5%, during the first nine months of
2002.  The increase was primarily  due to an increase in mortgage  servicing rights.

Deposits
--------

Total deposits  increased $419 million during the first nine months of 2002.
Average core deposits grew at an annualized rate of 7% during the first nine
months  of  2002,  with  significant   contribution   coming  from  internet
deposit-gathering initiatives.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Borrowed Funds
--------------

Short-term  debt  remained  relatively  flat during the first nine months of
2002.  A decrease in federal  funds  purchased  was offset by an increase in commercial paper.

Long-term debt increased $36 million, or 1%, during the first nine months of
2002 due primarily to the issuance of $75 million of senior unsecured notes.
These  notes have an annual  interest  rate of 8.375% and mature on July 15,
2032.  The  notes  may be called in whole or in part at any time on or after
July 15, 2007.

Minority Interest
-----------------

During June 2002,  Provident and its consolidated  subsidiary,  PFGI Capital
Corporation  (PFGI  Capital),  issued 6.6 million  equity units (PRIDES) for
$165  million.  The  Provident  Bank (Bank),  Provident's  most  significant subsidiary,  owns all of the $165 million of Common  Stock of PFGI  Capital.
The  principal  business  objective of PFGI Capital is to acquire,  hold and manage commercial mortgage loan assets and other authorized investments from the Bank that will generate net income for distribution to its stockholders.
PFGI  Capital has elected to be treated as a real  estate  investment  trust
(REIT) for federal income tax purposes.

Each  PRIDES  has a stated  amount of $25 per unit and is  comprised  of two components - a 3-year forward purchase  commitment  (Purchase  Contract) and
PFGI Capital Preferred Stock.

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
 --------------------------------------------------------------------------------------
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
                              ============   ============   ============   ============
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
                              ============   ============   ============   ============

Under the Purchase  Contract,  Provident will also make  quarterly  contract adjustment payments to the PRIDES holders at the rate of 1.25% of the stated
amount per year. The present value of this obligation has been recorded as a liability and as a reduction to shareholders'  equity. On November 17, 2002,
Provident will make an adjustment payment of approximately $894,000.

The PFGI Capital Preferred Stock has a liquidation  preference of $25 and an initial  non-cumulative  dividend rate of 7.75%.  Under  certain  regulatory circumstances,  the  PFGI  Capital  Preferred  Stock  will be  automatically exchanged for the Bank Preferred  Stock.  On November 17, 2002, PFGI Capital
will make a dividend payment of approximately $5,541,000.

Concurrent  with the  fulfillment  of the Purchase  Contract,  Provident has engaged a remarketing  agent to remarket the PFGI Capital Preferred Stock on behalf of the  holders,  at which time the PFGI Capital  Preferred  Stock is permanently detached from the Purchase Contract.  Once the Purchase Contract
is   fulfilled,   there  will  be  two  separate  and  distinct   securities
outstanding:  PFGI Capital  Preferred Stock and Provident  Common Stock. The
number of common  shares to be issued will be from  5,677,980 to  6,757,080, depending on the market  value of the Common  Stock.  The proceeds  received from the remarketing  will be used by the holders of PFGI Capital  Preferred
Stock to fulfill their commitment under the terms of the Purchase  Contract.
Provident  intends to use such proceeds for the redemption of the remarketed
PFGI Capital Preferred Stock ninety days after the remarketing.

Other Noninterest Earning Liabilities
-------------------------------------

Other liabilities decreased $28 million, or 5%, during the first nine months of  2002  due  primarily  to a  reduction  in the  amount  of  market  value adjustments  recorded in  relation  to  Statement  of  Financial  Accounting
Standards  No.  133  "Accounting  for  Derivative  Instruments  and  Hedging
Activities."

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Capital Resources and Adequacy
------------------------------

Total  shareholders'  equity at September 30, 2002 was $965 million compared to $893  million at  December  31,  2001.  The change in the equity  balance
relates  primarily  to  net  income  exceeding   dividends  by  $51  million
(quarterly  common dividend rate of $.24), a decrease in the market value of cash flow hedging  instruments of $4 million (net of deferred  taxes) and an increase in the market value of investment securities of $48 million (net of deferred taxes).

Capital expenditures planned by Provident in 2002 for premises and equipment are currently  estimated to be approximately  $25 million.  Included in this
amount  are  projected  capital   expenditures  for  the  purchase  of  data
processing hardware and software, office/facility additions, renovations and enhancements,  and ATMs.  Through  September  30,  2002,  approximately  $14 million of these expenditures had been made.

The  following  table of ratios is  important  for an  analysis  of  capital adequacy:

                                                     Nine Months Ended       Year Ended
                                                    September 30, 2002    December 31, 2001
-------------------------------------------------------------------------------------------
Average Shareholders' Equity to Average Assets              6.11%                6.51%
Average Tangible Shareholders' Equity to
  Average Tangible Assets                                   5.50                 5.89
Period End Shareholders' Equity to
  Period End Assets                                         5.94                 5.73
Period End Tangible Shareholders' Equity to
  Period End Tangible Assets                                5.37                 5.12
Dividend Payout to Net Earnings                            41.34               205.76
Tier 1 Capital to Risk-Weighted Assets                     10.56                 8.86
Total Risk-Based Capital To Risk-Weighted Assets           12.37                11.41
Tier 1 Leverage Ratio                                       9.50                 7.87

Risk-based capital  guidelines  established by the Federal Reserve Board set
minimum  capital   requirements   and  require   institutions  to  calculate
risk-based  capital  ratios by  assigning  risk  weightings  to  assets  and off-balance sheet items. These guidelines further define  "well-capitalized"
levels for Tier 1, total risk-based capital,  and leverage ratio purposes at
6%, 10% and 5%,  respectively.  As of September 30, 2002, both Provident and the Bank were categorized as well capitalized for regulatory purposes.

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

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Federal  banking  agencies  have adopted  revised  regulatory  capital rules regarding  the  treatment of certain  recourse  obligations,  direct  credit substitutes and residual interests in asset securitizations. Requirements of the revised rules  include (1)  deducting  from Tier 1 capital the amount of credit-enhancing  interest-only  strips (a type of residual  interests) that exceeds 25% of Tier 1 capital;  (2) requiring a dollar in risk-based capital for each  dollar of residual  interests  not  deducted  from Tier 1 capital, except those qualifying under the ratings-based  approach; and (3) requiring that the  gross-up  treatment of assets sold with  recourse,  along with the low-level  recourse  rule,  be applied  to direct  credit  substitutes.  The revised  rules  became  effective  on  January  1,  2002,  for new  residual interests  related to transactions that settled after December 31, 2001. For transactions settled before January 1, 2002,  application of the new capital treatment to the residuals created will be delayed until December 31, 2002.

These rules apply to Provident's  securitization  transactions structured as sales and  utilizing  gain on sale  accounting,  and to its  Fannie  Mae DUS program.  However,  the impact of the revised rules have been  significantly reduced due to  Provident's  third  quarter of 2000  decision  to  structure future  securitizations in the form of secured financings rather than sales.
Management  is also taking steps to reduce the overall  recourse  within its
Fannie Mae DUS  program  in order to lessen the impact of the direct  credit substitute  rule change.  Management does not believe that the revised rules
will  prevent   Provident  or  the  Bank  from  being   classified  as  well
capitalized.

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

ASSET SECURITIZATION ACTIVITY
-----------------------------

From 1996  through  the second  quarter of 2000,  the  structure  of many of
Provident's  securitizations  resulted in the transactions  being treated as sales.  As such,  gains or losses  were  recognized,  loans and leases  were removed from the balance sheet and residual assets, representing the present value of  future  cash  flows,  were  recorded.  While  the  performance  of
Provident's  residual  assets have  generally been better than or consistent with their  initial  estimates,  other  companies  utilizing  securitization structures  requiring  gain-on-sale  accounting have  experienced  valuation
problems  and  consequently,   the  market  penalized  all  companies  using
gain-on-sale  accounting.  Although gain-on-sale accounting is in compliance with GAAP, the investment  community  clearly  signaled its  dissatisfaction with this accounting method and management  believed this sentiment had been factored into Provident's stock price. Additionally, newly-issued regulatory
guidelines   regarding   securitization   activity  discourage  the  use  of
gain-on-sale  accounting by limiting the amount of residual  assets that can be included as part of regulatory capital.

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

                                                        September 30,
                                                ----------------------------
(In Thousands)                                      2002              2001
----------------------------------------------------------------------------
Nonconforming Residential                       $1,973,471        $2,871,850
Auto Leases                                        862,514         1,013,057
Prime Home Equity                                  219,958           347,241
Equipment Leases                                   113,821           243,476
                                                ----------        ----------
                                                $3,169,764        $4,475,624
                                                ==========        ==========

In June  2002,  the FASB  issued a draft of a proposed  interpretation  that would establish  accounting  guidance for  consolidation of  special-purpose entities  (SPEs).  Although this  interpretation  is in the process of being further developed, it is expected that if this proposal is implemented, more
SPEs will be  consolidated  than in the past.  As the  proposal is currently written,  qualifying  SPEs, as described in FASB Statement 140,  "Accounting for  Transfers  and  Servicing of Financial  Assets and  Extinguishments  of
Liabilities," and other SPEs with similar  characteristics would continue to be excluded from consolidation.  Management is in the process of determining the impact of the proposal, if any, on its earnings and financial position.

Provident retains the servicing of the loans and leases it securitizes. As a result, a significant level of assets is serviced by Provident, which do not appear on its balance sheet.  These off-balance sheet assets  contributed to the  generation of $30.4 million and $33.6  million in loan  servicing  fees during the first nine months of 2002 and 2001, respectively.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Retained Interest in Securitized Assets
---------------------------------------

In connection  with the  recognition  of non-cash  gains on  securitizations accounted for as sales, the present value of future cash flows,  referred to as retained interest in securitized  assets (RISA),  were recorded as assets within  the  investment  securities  line item of the  consolidated  balance sheets. Components of the RISA, based on current models, as of September 30,
2002 follow:

                                             Nonconforming          Prime
(In Thousands)                                Residential        Home Equity
----------------------------------------------------------------------------
Estimated Cash Flows of Underlying Loans,
 Net of Payments to Certificate Holders         $ 183,903          $ 15,065
Less:
  Estimated Credit Loss                            (7,576)              (50)
  Servicing and Insurance Expense                 (23,254)           (2,879)
  Discount to Present Value                       (25,181)           (1,732)
                                                ---------          --------
Carrying Value of Retained Interest in
  Securitized Assets                            $ 127,892 (1)      $ 10,404
                                                =========          ========

(1) Carrying  value of  Retained  Interest  in  Securitized  Assets,  net of
    reserves  carried as other  liabilities,  was $90.3 million at September
    30,  2002.  Provident  monitors  the  valuation of the RISA on a monthly basis.  The valuation  centers  primarily  around two  estimates,  total life-time  losses and the  constant  prepayment  rate (CPR).  During the current year, both of these factors have trended upward which has had an unfavorable impact on the RISA valuation. Additionally, the CPR has also been impacted by management's  decision to accelerate the liquidation of
    other  real  estate   associated  with  the  securitized   nonconforming
    residential portfolio. Provident models a CPR range from 25% to 35% with the actual CPR in the third quarter  running at 30%. If the CPR stays at its current level,  management  estimates that there would be sufficient cash  flows to absorb  lifetime  losses up to 5.3%.  If the CPR rises to
    35%, there would be sufficient  cash flows to absorb  lifetime losses up to 4.8%. Cumulative incurred losses through September 30, 2002 are 3.0%, with  estimated  total lifetime  losses  expected to be 4.6%. On a worst case basis,  management  currently estimates that lifetime losses should not exceed 5.0%,  assuming  real estate values  remain  stable.  From an earnings sensitivity standpoint,  above certain loss thresholds, 5 basis points in losses represent a $1.8 million unfavorable  after-tax impact.
    Should both the  estimated  life-time  losses and CPR  continue to rise, impairment  of the RISA  value  could  occur.  At  September  30,  2002, management  believes  the  current  carrying  value of the RISA asset is properly stated.

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

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

During the fourth quarter of 2001,  Provident  reached an agreement with the securitization insurer to release the reserve accounts for the nonconforming residential  loan  securitizations  and  substitute an unfunded  demand note backed by a AAA rated standby letter of credit.  Actual losses,  which $37.6 million  have  been  reserved  for,  are  submitted  on a  monthly  basis to
Provident by the trustee. Should Provident fail to reimburse the trustee for these monthly losses,  the letter of credit can be drawn upon.  There are no conditions that can accelerate this monthly process.

As of September  30, 2002,  Provident had $56.5 million and $27.6 million in credit enhancement accounts for securitized  equipment leases and prime home equity loans, respectively.

Securitization Credit Risk
--------------------------

The following  table presents a summary of various  indicators of the credit quality of off-balance  sheet loans and leases as of and for the nine months ended September 30, 2002:

                                                Nonconforming   Prime Home     Equipment
(Dollars in Thousands)                          Residential         Equity        Leases
----------------------------------------------------------------------------------------
For the Nine Months Ended September 30, 2002:
 Average Securitized Assets                     $2,259,501      $  254,489    $  150,537
 Net Charge-Offs                                    75,412           1,724         4,184
 Net Charge-Offs to Average
  Securitized Assets (Annualized)                     4.45%           0.90%         3.71%
As of September 30, 2002:
 Securitized Assets                             $1,973,471      $  219,958    $  113,821
 Established Contingent Loss Liability              45,165 (1)       1,009         1,565
 Delinquency Rates:
  30 to 89 Days                                      10.88%           0.31%         2.78%
  90 or More                                         19.37%           0.77%         2.57%

(1) As actual prepayment speeds have been lower than what was used to record the  original  RISA  balance,  it is  projected  that  there  will  be a significant level of excess cash flows available to absorb a much higher level of charge-offs.

FANNIE MAE DUS PROGRAM
----------------------

Red Capital Group, a business unit within the  Commercial  Banking  business line, is an approved Fannie Mae Delegated  Underwriting  and Servicing (DUS)
mortgage lender.  Under the Fannie Mae DUS program, Red Capital underwrites, funds and sells mortgage loans on multifamily  rental projects.  Red Capital then services these mortgage loans on Fannie Mae's behalf.  Participation in the Fannie Mae DUS  program  requires  Red Capital to share the risk of loan losses with Fannie Mae. Red Capital's  share of any losses is limited to 20%
of the original  principal  balance of each loan.  The substance of the loss sharing is that Red Capital  assumes the initial loss up to 5% of the unpaid principal  balance,  after which Red Capital and Fannie Mae split additional losses 25% to Red Capital and 75% to Fannie Mae until such additional losses total 20% of the unpaid principal balance. From that point, losses are split
10% to Red  Capital and 90% to Fannie Mae with the total loss to Red Capital capped at 20% of the original principal balance of the loan.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Red Capital services  multifamily  mortgage loans under the DUS program with outstanding  principal  balances  aggregating  approximately $2.8 billion at
September  30, 2002.  At September  30, 2002,  no DUS loans in Red Capital's loan  servicing  portfolio  were in default.  Red  Capital  has  established reserves of  approximately  $8.4 million for possible loan losses under this program.  The reserve is determined by evaluating  pools of homogenous loans and includes information based upon industry and historical loss experience, as well as each project's recent operating performance.  Management believes the  reserve is  maintained  at a level  that  adequately  provides  for the inherent losses within Red Capital's  portfolio of DUS loans.  The employees and management team of Red Capital have originated and serviced the existing
Fannie Mae DUS loan servicing  portfolio  since 1995 without any charge-offs relating to the DUS loans.

DERIVATIVE AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
------------------------------------------------------

In the normal course of business,  Provident uses derivative and off-balance sheet financial instruments to manage its interest rate risk and to meet the financing  needs of its customers.  At September 30, 2002,  these  financial instruments  consisted  of  standby  letters  of  credit  of  $294  million, commitments  to extend credit of $2.6  billion,  and interest rate swaps and caps with a notional amount of $5.8 billion and $5.6 billion, respectively.

During  2001 and 2000,  Provident  entered  into two  credit  risk  transfer transactions.  Under the 2001 transaction,  Provident transferred 97 1/2% of the credit risk on a $.8 billion auto lease  portfolio,  while retaining a 2
1/2% first-loss position. Under the 2000 transaction,  Provident transferred
98% of the  credit  risk  on a $1.8  billion  auto  lease  portfolio,  while retaining  a 2%  first-loss  position.  As a result  of these  transactions,
Provident was able to lower its credit  concentration  in auto leasing while reducing its regulatory capital requirements.  As of September 30, 2002, the remaining  unpaid  auto  lease  balances  on the 2001 and 2000  credit  risk transfer transactions were $.7 billion and $1.1 billion, respectively.

LIQUIDITY
---------

Adequate  liquidity  is necessary  to meet the  borrowing  needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations  and support asset  growth.  Provident has a number of sources to provide for liquidity needs. First, liquidity needs can be met by the liquid assets on its  balance  sheet such as cash,  deposits  with other  banks and federal  funds sold.  Additional  sources of  liquidity  include the sale of securities,  the sale or secured  financing of corporate and consumer  loans and leases and the  generation  of new  deposits.  Provident may also borrow both short-term and long-term funds. Approximately $110 million of long-term debt is due to be repaid during the remainder of 2002.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

The major  source of  liquidity  for  Provident  on a  parent-only  basis is dividends paid to it by its  subsidiaries.  Pursuant to Federal  Reserve and state  banking  regulations,  the  maximum  amount  available  for  dividend distribution  to the Parent at September 30, 2002 by its banking  subsidiary was  approximately  $107.7  million.  The Parent has received $30 million in dividends from its banking  subsidiary during the current year. During 2001, higher credit costs had an  unfavorable  impact on net income.  While credit costs have declined  substantially  during the first nine months of 2002, if these costs were to rise again,  this could  impact  Provident's  ability to maintain the payment of its quarterly dividend at current rates.

During 2002,  the Parent has not drawn on any of its $170 million in general purpose lines of credit with unaffiliated banks. Additionally the Parent had approximately $223 million in cash and interest earning deposits to meet its liquidity needs.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The  responsibility  of monitoring and managing market and liquidity risk is assigned to the Asset  Liability  Committee  (ALCO).  The main  component of market risk is the risk of loss in the value of financial  instruments  that may result from the changes in interest  rates.  ALCO is bound to guidelines stated in the relevant policies approved by the Board of Directors.

In addition to the natural  balance sheet hedges,  ALCO utilizes  derivative instruments  to  manage  interest  rate risk on and off its  balance  sheet.
Interest  rate  swaps  and caps are the most  widely  used  tools to  manage interest rate risk.  Provident has used derivative  instruments  effectively for a  number  of  years  and  believes  it has  developed  the  appropriate expertise  and knowledge to achieve a sound  interest  rate risk  management process.

Provident uses an earnings  simulation  model to analyze net interest income sensitivity to movements in interest  rates.  The model evaluates the effect on net interest income by running  various  interest rate shock scenarios up and down from a baseline  scenario  which  utilizes  implied  forward market rates.  Market-based  prepayment  speeds are incorporated  into the analysis
particularly  for  mortgage  related  products.   Provident's  policy  limit
stipulates  that  the  negative  impact  on  net  interest  income  from  an instantaneous  200 basis point  increase or decrease to spot market rates as compared to the baseline  scenario cannot exceed 10 percent over the next 12 month period.  Based on the results of the simulation  model as of September
30, 2002,  net interest  income would change by the following  over the next
12-month  period:  decrease 3.11% for a 100 basis point  decrease;  decrease
1.43% for a 100 basis point  increase;  and  decrease  2.45% for a 200 basis point increase. Due to the current interest rate environment, nothing beyond a 100 basis point decrease was simulated. The effects of these interest rate fluctuations  are considered  extreme case scenarios,  as the shock tests do not give  consideration  to any  management  action in the new interest rate environments. These tests are performed on a monthly basis, and the results, which  are  in  compliance  with  policy,  are  presented  to the  Board  of
Directors.

As a basis for  strategic  interest  rate risk  management,  the ALCO  group regularly  analyzes  the  impact  of four to six  additional  interest  rate scenarios on net interest income in addition to the standard  scenarios used for policy  measurement.  These rate  scenarios are  established by ALCO and incorporate changes to the slope of the yield curve or gradual rate changes.
The balance  sheet  assumptions  including  loan  growth,  funding  mix, and prepayment  speeds  primarily on mortgage  related products are adjusted for each rate scenario.

ALCO regularly incorporates discussions and analysis of market risk embedded in off-balance sheet activities as well as on non-interest income items such as loan sale premiums.  ALCO actively  monitors the impact of related market risk since these premiums are sensitive to changes in interest rates.

All  transaction  accounts are regularly  analyzed for embedded market risk.
These accounts are evaluated with respect to their repricing characteristics as well as their expected  average lives.  Provident offers a diverse set of managed  transaction  accounts  including  some that reprice  according to a third party index and some with managed  rates.  ALCO actively  monitors the behavioral characteristics of these products.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

An evaluation was performed under the supervision and with the participation of management,  including the principal executive and financial officers, of the  effectiveness  of the design and  operation of  Provident's  disclosure controls and procedures as of September 30, 2002.  Based on that evaluation, management,  including  the  principal  executive  and  financial  officers, concluded that Provident's disclosure controls and procedures were effective with no significant weaknesses noted. There have been no significant changes
in   Provident's   internal   controls  or  in  other   factors  that  could
significantly  affect  these  internal  controls  after  the  date of  their evaluation.

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

                                             Provident Financial Group, Inc.
                                             -------------------------------
                                                        Registrant

Date:  November 14, 2002                          /s/Christopher J. Carey
                                                  -----------------------
                                                   Christopher J. Carey
                                               Executive Vice President and
                                                  Chief Financial Officer

                Certification of Principal Executive Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
           and Securities and Exchange Commission Release 34-46427

I,  Robert  L.  Hoverson,  the  principal  executive  officer  of  Provident
Financial Group, Inc. ("Provident"), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Provident;
2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such  statements  were made, not  misleading  with respect to the period covered by this quarterly report;
3.  Based on my knowledge,  the financial  statements,  and other  financial information  included in this  quarterly  report,  fairly present in all material  respects the financial  condition,  results of operations  and cash flows of the  registrant  as of, and for, the periods  presented in this quarterly report;
4.  The  registrant's  other  certifying  officer and I are  responsible for establishing  and  maintaining  disclosure  controls and  procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the  registrant and we have:
    a)  designed  such  disclosure  controls and  procedures  to ensure that material  information  relating  to the  registrant,  including  its consolidated  subsidiaries,  is made  known to us by  others  within those  entities,  particularly  during  the  period  in  which  this quarterly report is being prepared;
    b)  evaluated the effectiveness of the registrant's  disclosure controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
    c)  presented  in  this  quarterly  report  our  conclusions  about  the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation,  to the registrant's  auditors and the audit committee of registrant's  board of directors (or persons performing the equivalent functions):
    a)  all significant  deficiencies in the design or operation of internal controls which could adversely  affect the  registrant's  ability to record,  process,  summarize  and  report  financial  data  and have identified for the registrant's  auditors any material weaknesses in internal controls; and
    b)  any fraud,  whether or not  material,  that  involves  management or other  employees  who have a  significant  role in the  registrant's internal controls; and
6.  The registrant's  other certifying  officer and I have indicated in this quarterly  report  whether  or not there  were  significant  changes  in internal  controls or in other factors that could  significantly  affect internal controls  subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                           /s/Robert L. Hoverson
                                                  ---------------------
                                                    Robert L. Hoverson
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                Certification of Principal Financial Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
           and Securities and Exchange Commission Release 34-46427

I,  Christopher  J. Carey,  the  principal  financial  officer of  Provident
Financial Group, Inc. ("Provident"), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Provident;
2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such  statements  were made, not  misleading  with respect to the period covered by this quarterly report;
3.  Based on my knowledge,  the financial  statements,  and other  financial information  included in this  quarterly  report,  fairly present in all material  respects the financial  condition,  results of operations  and cash flows of the  registrant  as of, and for, the periods  presented in this quarterly report;
4.  The  registrant's  other  certifying  officer and I are  responsible for establishing  and  maintaining  disclosure  controls and  procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the  registrant and we have:
    a)  designed  such  disclosure  controls and  procedures  to ensure that material  information  relating  to the  registrant,  including  its consolidated  subsidiaries,  is made  known to us by  others  within those  entities,  particularly  during  the  period  in  which  this quarterly report is being prepared;
    b)  evaluated the effectiveness of the registrant's  disclosure controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c)  presented  in  this  quarterly  report  our  conclusions  about  the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation,  to the registrant's  auditors and the audit committee of registrant's  board of directors (or persons performing the equivalent functions):
    a)  all significant  deficiencies in the design or operation of internal controls which could adversely  affect the  registrant's  ability to record,  process,  summarize  and  report  financial  data  and have identified for the registrant's  auditors any material weaknesses in internal controls; and
    b)  any fraud,  whether or not  material,  that  involves  management or other  employees  who have a  significant  role in the  registrant's internal controls; and
6.  The registrant's  other certifying  officer and I have indicated in this quarterly  report  whether  or not there  were  significant  changes  in internal  controls or in other factors that could  significantly  affect internal controls  subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                          /s/Christopher J. Carey
                                                 -----------------------
                                                   Christopher J. Carey
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly  Report of Provident  Financial Group,  Inc.  ("Provident") on
Form 10-Q for the period ending September 30, 2002 (the "Report"), I, Robert
L. Hoverson, Chief Executive Officer of Provident,  certify,  pursuant to 18
U.S.C.   Section   1350,   as  adopted   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully  complies  with the  requirements  of section  13(a) or
    15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material
    respects,   the  financial   condition  and  results  of  operations  of
    Provident.

/s/Robert L. Hoverson
---------------------
Robert L. Hoverson
Chief Executive Officer

November 14, 2002

                  CERTIFICATION OF CHIEF FINANCIAL OFFICER

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly  Report of Provident  Financial Group,  Inc.  ("Provident") on
Form 10-Q for the  period  ending  September  30,  2002 (the  "Report"),  I,
Christopher  J.  Carey,  Chief  Financial  Officer  of  Provident,  certify, pursuant to 18 U.S.C.  Section 1350,  as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully  complies  with the  requirements  of section  13(a) or
    15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material
    respects,   the  financial   condition  and  results  of  operations  of
    Provident.

/s/Christopher J. Carey
-----------------------
Christopher J. Carey
Chief Financial Officer

November 14, 2002