Form 10-K
period 2002-12-31
PROVIDENT FINANCIAL GROUP INC
filed 2003-04-15
CIK 316770

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the Fiscal Year Ended                                     Commission File
December 31, 2002                                                  No. 1-8019

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
                                                                  Without Par

     Indicate by check mark whether the  Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months,  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item  405  of  Regulation  S-K is  not  contained  herein,  and  need  not be contained,  to the best of  registrant's  knowledge,  in definitive  proxy or information  statements  incorporated  by  reference in Part III of this Form
10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the  registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     As  of  February  28,  2003,   there  were  48,787,190   shares  of  the
Registrant's  Common Stock  outstanding.  The  aggregate  market value of the
Common  Stock held by  non-affiliates  at June 30,  2002,  was  approximately
$776,037,000 (based upon  non-affiliated  holdings of 26,751,000 shares and a market price of $29.01 per share).

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
                       Provident Financial Group, Inc.
                            One East Fourth Street
                            Cincinnati, Ohio 45202

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                            INDEX TO ANNUAL REPORT
                                 ON FORM 10-K

PART I

PART II
   ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS .........................................  5
   ITEM  6.  SELECTED FINANCIAL DATA .....................................  6
   ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

   ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .. 43
   ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................. 44
   ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE ......................... 90
PART III
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......... 90
   ITEM 11.  EXECUTIVE COMPENSATION ...................................... 90
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS .............. 90
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............. 90
   ITEM 14.  CONTROLS AND PROCEDURES ..................................... 90
PART IV
   ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

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
Forward-looking  statements  speak  only  as  of  the  date  made.  Provident undertakes no obligation to update any forward-looking  statements to reflect events or circumstances arising after the date on which they are made.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                    PART I

ITEM 1. BUSINESS
----------------

Provident Financial Group, Inc.

Provident   Financial  Group,  Inc.   ("Provident")  is  a   Cincinnati-based
commercial  banking and  financial  services  company.  At December 31, 2002,
Provident  had  total  assets  of $17.5  billion,  loans  and  leases of $9.1 billion,  deposits of $9.8 billion and shareholders'  equity of $880 million.
Additionally,   Provident  services  loans  and  leases  for  other  entities including $2.1 billion which have been securitized (off-balance sheet managed assets);  $3.0  billion  which  have been sold by a  wholly-owned  subsidiary through the Fannie Mae DUS program as an approved seller/servicer;  and $12.4 billion which have no recourse to Provident.

Provident's  executive  offices  are  located  at  One  East  Fourth  Street,
Cincinnati,  Ohio 45202 and its Investor Relations  telephone number is (513)
345-7102 or (800)  851-9521.  The Annual Report,  on Form 10-K, is filed with the Securities and Exchange Commission  ("SEC").  Copies of this document and all other SEC  filings by  Provident  may be  obtained,  without  charge,  by contacting  Investor  Relations.  These  reports may also be obtained via the
Internet at the web sites of  Provident at  http://www.providentbank.com,  or the SEC at http://www.sec.gov.

Provident  has 78 full  service  branch  banking  centers  located  in  Ohio,
Kentucky  and  southwestern  Florida.   Provident  also  provides  commercial
financing,  equipment  leasing and mortgage  lending at a national level with commercial lending offices located in eleven states.

Provident  conducts its banking  operations through The Provident Bank. Major business lines are Commercial  Banking,  Retail Banking and Mortgage Banking.
See ITEM 7 "Management's  Discussion and Analysis of Financial  Condition and
Results of  Operations  - Business  Lines" and Note 23  included in "Notes to
Consolidated  Financial  Statements" for details as to the types of financial products and services offered by these business lines.

On March 5, 2003,  Provident announced a restatement of its operating results for years 1997 through 2001 and the interim periods for 2002. The restatement was a result of  unintentional  errors in the  accounting for nine auto lease financing  transactions  originated  between 1997 and 1999, and the return to the balance  sheet of the  associated  consumer  auto  leases  which had been previously  accounted for as off-balance  sheet. These errors were discovered by Provident's  finance staff in connection with the testing and installation of a  financial  model  that  identified  differences  in  income  from  that originally  recorded,  compared  with the income  generated by the  financial model for auto lease transactions.

Subsequent  to this  announcement,  Provident  has  determined  that its auto leases should be classified as operating leases instead of finance leases. As a result,  Provident  will account for its auto lease  portfolio as operating leases resulting in the recognition of rental income and depreciation expense rather than interest  income as reported in earlier  periods.  Also,  amounts previously  reported  as direct  financing  leases and  included  in the loan category, have been reclassified to leased equipment.

The results of these restatements are reflected in the Consolidated Financial
Statements,   Notes  to  Consolidated   Financial  Statements,   Management's

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

Discussion and Analysis of Financial Condition and Results of Operations, and
Selected  Financial Data for all periods reported upon in this Form 10-K. See
Note  3  included  in  "Notes  to  Consolidated   Financial  Statements"  for
additional information concerning the restatement.

At December 31, 2002, Provident and its subsidiaries  employed  approximately
3,300 full-time-equivalent employees.

Competition

The financial  services business is highly competitive with many products and services priced on a commodity basis.  Provident  competes actively with both national and state chartered banks, savings and loan associations, securities dealers,  mortgage  bankers,  finance  companies and other financial  service entities.

Supervision and Regulation

Provident  is  registered  as a  bank  holding  company,  and is  subject  to regulations of the Board of Governors of the Federal Reserve System ("Federal
Reserve")  under the Bank  Holding  Company Act of 1956 (the "BHC  Act"),  as
amended.  Bank holding  companies are required to file periodic  reports with and are subject to examination by the Federal  Reserve.  The BHC Act requires
Federal  Reserve  approval of  acquisitions of control of more than 5% of the voting stock or  substantially  all of the assets of any bank or bank holding company. The BHC Act authorizes  interstate bank acquisitions anywhere in the country and allows  interstate  branching by acquisition and consolidation in those states that have not opted out. Ohio,  Kentucky and Florida did not opt out of interstate branching.

Provident  is   prohibited  by  the  BHC  Act  from  engaging  in  nonbanking activities,  unless such  activities are determined by the Federal Reserve to
be  financial  in  nature,   incidental  to  such  financial   activity,   or
complementary to a financial activity. The BHC Act does not place territorial restrictions on such nonbanking-related activities.

The  Gramm-Leach-Bliley  Act, which was enacted on November 12, 1999, imposes new privacy  disclosure and "opt out" requirements on virtually all regulated financial services organizations.

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

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

Financial  Condition  and  Results of  Operations  -  Liquidity"  and Note 26
included in "Notes to Consolidated Financial Statements."

Federal  and state  laws  regulate  other  aspects of the  operations  of The
Provident Bank,  including requiring the maintenance of cash balances against deposits,  limiting  the  nature of loans and  interest  that may be  charged thereon, and restricting investments and other activities.

As a regulated  financial services firm,  Provident's  relationships and good
standing  with  its  regulators   are  of   fundamental   importance  to  the
continuation and growth of Provident's  businesses.  The Federal Reserve, the
FDIC, the Ohio Division of Financial Institutions,  and other regulators have broad enforcement powers, and powers to approve,  deny, or refuse to act upon applications  or notices of  Provident  or its  subsidiaries  to conduct  new activities,  acquire or divest  businesses or assets or reconfigure  existing operations.  Provident and its  subsidiaries  are subject to  examination  by various  regulators  which results in examination  reports and ratings (which are not publicly  available pursuant to regulatory rules) that can impact the conduct and growth of Provident's businesses. These examinations consider not only  compliance  with  applicable  laws and  regulations,  but also  capital levels, asset quality and risk, management ability and performance, earnings, liquidity,  and  various  other  factors.  The  ratings  are  largely  at the discretion of the regulator and involve many  qualitative  judgments that are not as a practical matter subject to review or appeal.

State and federal  banking  agencies  possess broad powers to take corrective action as deemed  appropriate for an insured  depository  institution and its holding  company.  The  extent  of these  powers  depends  upon  whether  the
institution  in  question  is  considered  "well  capitalized,"   "adequately
capitalized,"   "undercapitalized,"   "significantly   undercapitalized"   or
"critically  undercapitalized."  Generally, as an institution is deemed to be less than well  capitalized,  the scope and severity of the agencies'  powers increase,  ultimately  permitting  the agency to  appoint a receiver  for the institution.  Business  activities may also be influenced by an institution's capital classification.  As of December 31, 2002, Provident and The Provident
Bank were deemed to be well  capitalized for the above purposes.  See Note 15 included in "Notes to Consolidated Financial Statements."

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
------------------

Provident and its significant  subsidiaries occupy their headquarters located
at  One  East  Fourth  Street,  Cincinnati,   Ohio  under  long-term  leases.
Additional operation centers are leased in Cincinnati,  Columbus,  Cleveland,
Atlanta and Sarasota.  Provident  owns buildings in Greater  Cincinnati  that contain  approximately  300,000 square feet which are used for offices,  data
processing  and  warehouse  facilities.   Provident  owns  forty-one  of  its
full-service   banking  center   locations  and  leases   thirty-seven.   For
information  concerning rental obligations,  see Note 7 included in "Notes to
Consolidated Financial Statements."

ITEM 3. LEGAL PROCEEDINGS
-------------------------

Provident  and  its  subsidiaries  are  not  parties  to  any  pending  legal proceedings other than routine litigation incidental to their business except for the following matters related to the restatement announced March 5, 2003.

On March 6, 6, 11,  26 and 31 and  April  3,  2003,  respectively,  purported class-actions were filed in the U.S. District Court for the Southern District of Ohio by shareholders Waldbaum,  Merzin, McKay, Nicci, Koot (as a Provident
Capital  Trust  holder)  and  Spitz,   respectively  against  Provident,  its
President,  Robert L. Hoverson,  its Chief Financial Officer,  Christopher J.
Carey, and, in the Merzin, Koot, and Spitz cases, their predecessors in those positions, on behalf of all purchasers of Provident securities from March 30,
1998  through  March 5, 2003.  These  actions  are based  upon  circumstances involved in the  restatement  of earnings  announced by Provident on March 5,
2003 and allege  violations of federal  securities  laws by the defendants in
Provident's  financial  disclosures  during  the period  from March 30,  1998 through March 5, 2003. They seek an unspecified amount of damages and, in the cases filed by Waldbaum and McKay,  reimbursement  of all  executive  bonuses received during that period.

On March 7 and 18, 2003,  respectively,  derivative actions were filed by the
Plumbers and Pipefitters  Location 572 Pension Fund and  shareholder  Berg on behalf of Provident  versus  Provident's  directors in the same court.  These suits were also  concerned  with the  restatement of earnings and allege that
the  defendants   breached   fiduciary  duties  owed  to  Provident  and  are
responsible   for  the  conditions  that  led  to  the  restatement  and  its consequences  and sales of stock and other  actions by certain  officers  and directors and seek recovery from the defendants of an  unspecified  amount of damages.  A similar action was filed in the Court of Common Pleas of Hamilton
County, Ohio on March 26, 2003 by shareholder Weinstein against the directors and two officers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None in the fourth quarter.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The  Common  Stock is traded on the  NASDAQ  Stock  Market  under the  symbol
"PFGI". The following table sets forth, for the periods indicated,  the high, low and  period  end  closing  sales  prices as  reported  on NASDAQ  and the quarterly dividends paid by Provident.

                                    2002                                   2001
                   -------------------------------------   -------------------------------------
                    Fourth    Third     Second    First    Fourth     Third    Second     First
                   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                   -----------------------------------------------------------------------------
High Close          $28.05    $29.51    $31.35    $29.97    $26.29    $35.09    $33.37    $37.38
Low Close            21.48     24.28     24.42     22.17     21.41     24.90     27.06     25.88
Period End Close     26.03     25.09     29.01     28.80     26.28     25.25     32.92     28.13
Cash Dividends         .24       .24       .24       .24       .24       .24       .24       .24

At March 31,  2003,  there  were 4,942  holders  of record and an  additional
11,413 non-registered or "street name" holders of Provident's Common Stock.

Provident  paid  dividends  on its Common  Stock of $47.4  million  and $47.1 million during 2002 and 2001, respectively, and $0.9 million on its Preferred
Stock for both years.  Provident's quarterly dividend rate per share was $.24 for 2002 and 2001. It is expected that in the next several years, Provident's
(Parent's)  revenues will consist  principally of dividends paid to it by its subsidiaries and interest generated from investing  activities.  A discussion of limitations  and  restrictions on the payment of dividends by subsidiaries to Provident is contained under ITEM 7 "Management's  Discussion and Analysis of Financial  Condition  and Results of  Operations - Liquidity"  and Note 26
included in "Notes to Consolidated Financial Statements."

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                            For Year Ended December 31,
(Dollars In Millions                      ------------------------------------------------------------
 Except Per Share Amounts)                    2002         2001         2000         1999         1998
------------------------------------------------------------------------------------------------------
Earnings:
 Total Interest Income                    $    841     $    973     $    906     $    680     $    657
 Total Interest Expense                       (526)        (703)        (662)        (430)        (403)
                                          --------     --------     --------     --------     --------
  Net Interest Income                          315          270          244          250          254
 Provision for Loan and Lease Losses           (99)        (216)        (133)         (46)         (29)
 Noninterest Income                            805          757          660          537          279
 Noninterest Expense                          (876)        (813)        (680)        (544)        (323)
                                          --------     --------     --------     --------     --------
  Income (Loss) Before Income Taxes            145           (2)          91          197          181
 Applicable Income Taxes                       (50)           1          (34)         (70)         (63)
                                          --------     --------     --------     --------     --------
  Net Income (Loss)                       $     95     $     (1)    $     57     $    127     $    118
                                          ========     ========     ========     ========     ========
Per Common Share Data:
 Basic Earnings (Loss)                    $   1.94     $  (0.04)    $   1.14     $   2.66     $   2.47
 Diluted Earnings (Loss)                      1.88        (0.04)        1.12         2.58         2.38
 Dividends Paid                                .96          .96          .96          .88          .80
 Book Value                                  17.91        16.15        18.79        17.89        16.30

Selected Balances at December 31:
 Total Investment Securities                 4,215        3,486        3,014        2,111        1,598
 Total Loans and Leases                      9,134        8,950        7,996        6,634        5,879
 Reserve for Loan and Lease Losses             201          241          159           95           80
 Leased Equipment                            2,350        2,651        2,386        1,807        1,207
 Total Assets                               17,540       16,561       14,997       11,849        9,576
 Noninterest Bearing Deposits                1,142          995        1,293        1,185          679
 Interest Bearing Deposits                   8,707        7,859        7,536        6,045        5,277
 Long-Term Debt and Junior
  Subordinated Debentures                    4,294        4,532        4,353        2,515        1,764
 Total Shareholders' Equity                    880          802          924          877          777
 Off-Balance Sheet Managed Assets            2,068        3,138        4,621        4,641        2,571

Other Statistical Information:
 Return on Average Assets                     0.58%      -0.01%         0.42%        1.20%        1.29%
 Return on Average Equity                    11.27        (0.11)        6.32        16.20        15.45
 Dividend Payout Ratio                       50.64          n/m        84.43        32.36        32.19

Capital Ratios at December 31:
 Total Equity to Total Assets                 5.02%        4.84%        6.16%        7.40%        8.12%
 Tier 1 Leverage Ratio                        7.81         6.65         8.21         9.67         8.43
 Tier 1 Capital to Risk-Weighted Assets       9.40         7.95         8.56         8.57         8.24
 Total Risk-Based Capital to
  Risk-Weighted Assets                       11.43        10.71        10.60        10.82        10.85

Loan Quality Ratios at December 31:
 Reserve for Loan and Lease Losses to
  Total Loans and Leases                      2.20%        2.69%        1.99%        1.43%        1.36%
 Reserve for Loan and Lease Losses to
  Nonaccrual Loans                          120.80       136.35       165.71       170.98       178.09
 Nonaccrual Loans to Total Loans
  and Leases                                  1.82         1.98         1.20         0.84         0.77
 Net Charge-Offs to Average Total
  Loans and Leases                            1.59         1.63         1.04         0.51         0.42

--------------------
n/m - not meaningful

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
-----------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Introduction

Provident  Financial Group,  Inc.  ("Provident") is a holding company for The
Provident Bank (the "Bank"),  an FDIC member bank.  Major business lines are:
Commercial  Banking,  a  provider  of  credit  products  and cash  management services to  commercial  customers;  Retail  Banking,  a provider of consumer loans and leases, deposit accounts,  trust, brokerage and investment products and services;  and Mortgage Banking, an originator and servicer of conforming and nonconforming  residential loans to consumers and short-term financing to mortgage originators and brokers.

RESTATEMENT OF FINANCIAL RESULTS

On March 5, 2003,  Provident  announced  that it would  restate its operating results for the years 1997 through 2001 and the interim periods for 2002. The restatement  of  previously  reported  operating  results were  attributed to unintentional  errors  in  the  accounting  for  nine  auto  lease  financing transactions originated between 1997 and 1999. The errors that existed in the accounting for these  transactions  were first discovered by internal finance staff in connection  with the testing and  installation  of a financial model that identified differences in income that was originally recorded,  compared with the income generated by the financial model.

A review of the accounting for the nine transactions also concluded that none of the  transactions  should have been reported as off-balance  sheet leases.
The appropriate accounting was to report the transactions as on-balance sheet leases with all assets and related liabilities included on the balance sheet.

Provident's  audit committee,  through legal counsel,  engaged the accounting firm of  PricewaterhouseCoopers  LLP on March  12,  2003 for the  purpose  of conducting  a review of the  company's  restatement.  Provident's  management affirmed,  based upon the review of its advisors,  its prior  conclusion that the accounting errors that led to the restatement were unintentional.

However,  another  issue  surfaced  as a result  of the  independent  review.
Provident has historically recorded its auto leases as direct finance leases.
This  matches  interest  income with  interest  expense and is similar to how
Provident  records all of its loans.  Provident has now  determined  that its
auto  leases  do  not  meet  the   requirements   for  direct  finance  lease
classification   under   Financial   Accounting   Standards  No.  13,  titled
"Accounting for Leases."

Since 1994, an important  factor Provident has relied upon in determining the classification  of its auto  lease  portfolio  has been  its  residual  value insurance.  In general,  Provident has obtained  residual value insurance for its auto  leases on a pool basis by year of  origination.  Its  insurance  is commonly referred to as "capped" insurance. Provident has now determined that this type of insurance  coverage,  while effective in removing residual risk, does not result in direct finance lease classification for its auto leases.

As a result, Provident has reclassified all of the auto leases on its balance sheet as operating leases and reported them as leased  equipment,  instead of

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

finance  leases,  which were  previously  reported in the loan category.  The reclassification  will affect auto leases  originated from 1994 through 2002.
During this  period,  the  company's  auto lease  originations  totaled  $4.7 billion and had a remaining  balance of $2.1  billion at December  31,  2002.
Income to be  recognized  in  future  years,  beginning  with  2003,  will be increased  by an aggregate  amount  substantially  similar to the  additional restatement.  In addition, this restatement has no impact on Provident's cash flows.

The results of the  restatement are reflected in the  Consolidated  Financial
Statements,  Notes to Consolidated  Financial  Statements,  this Management's
Discussion and Analysis of Financial Condition and Results of Operations, and
Selected  Financial Data for all periods reported upon in this Form 10-K. See
Note  3  included  in  "Notes  to  Consolidated   Financial  Statements"  for
additional information concerning the restatement.

RESULTS OF OPERATIONS

Performance Summary

The following table summarizes three-year financial data for Provident, along with calculated variances from the prior year:

                                                                                   Percentage
                                              Year Ended December 31,          Increase (Decrease)
(Dollars in Millions                     ----------------------------------------------------------
 Except Per Share Data)                      2002        2001         2000     2002/01      2001/00
---------------------------------------------------------------------------------------------------
Net Interest Income                      $    315    $    270     $    244          17%          11%
Noninterest Income                            805         757          660           6           15
Total Revenue                               1,120       1,027          904           9           14
Provision for Loan and Lease Losses            99         216          133         (54)          62
Noninterest Expense                           876         813          680           8           20
Net Income                                     95          (1)          57           -         (102)
Total Loans and Leases                      9,134       8,950        7,996           2           12
Leased Equipment                            2,350       2,651        2,386         (11)          11
Total Assets                               17,540      16,561       14,997           6           10
Total Off-Balance Sheet Managed Assets      2,068       3,138        4,621         (34)         (32)
Total Deposits                              9,849       8,854        8,829          11            0
Long-Term Debt and Junior
 Subordinated Debentures                    4,294       4,532        4,353          (5)           4
Stockholders' Equity                          880         802          924          10          (13)
Per Common Share:
  Book Value                                17.91       16.15        18.79          11          (14)
  Diluted Earnings (Loss)                    1.88       (0.04)        1.12           -            -
Ratio Analysis:
  Net Interest Margin                        2.41%       2.19%        2.40%
  Return on Average Equity                  11.27%      -0.11%        6.32%
  Return on Average Assets                   0.58%      -0.01%        0.42%
  Average Equity to
   Average Assets                            5.12%       5.59%        6.70%
  Dividend Payout to
   Net Earnings                             50.64%        n/m        84.43%

--------------------
n/m - not meaningful

Provident  reported net income (loss) of $95.5  million,  ($1.0)  million and
$56.5  million for 2002,  2001 and 2000,  respectively.  Earnings  (loss) per diluted share was $1.88 for 2002,  compared to ($0.04) for 2001 and $1.12 for
2000.  Return on average  equity was 11.27%,  (0.11%) and 6.32% and return on average  assets was 0.58%,  (0.01)% and 0.42% for the three years ended 2002,
2001 and 2000, respectively.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Net income and financial  performance ratios improved for 2002 as compared to
2001 due primarily to lower credit charges.  The provision for loan and lease losses  decreased  $116.0  million,  while other  credit  costs  (included in noninterest  expense)  representing  charges for the write-down of foreclosed property and leased equipment decreased $17.4 million. The higher than normal provision and credit-related costs in 2001 were due primarily to the weakened economy and the events of September 11, 2001.  Although the economy  remained sluggish  during 2002,  credit-related  volatility  began to stabilize.  As a result of the improved  loan quality  outlook and the  charge-off  of several loans and leases that had been part of the year-end  2001 loan loss  reserve,
Provident  lowered  its loan loss  reserve  ratio from 2.69% to 2.20%  during
2002.

The lower net income and financial performance ratios for 2001 as compared to
2000  were  principally  the  result of two  factors.  First,  earnings  were affected by adverse  economic  conditions as well as the negative  impact the
September  11 events had on the airline  industry.  During the second half of
2001,  Provident  recorded  additional credit costs and other expenses of $81 million  related to the events of  September 11 of which $66 million were for secured  commercial  airline  loans and leases and $15 million were for other industry loans and leases.  In light of  Provident's  analyses of its lending portfolio  and changes in asset  quality  indicators,  as reflected by higher charge-offs,  declining  credit  quality  ratios and the  uncertain  economic environment,  Provident  increased  its loan loss reserve ratio from 1.99% to
2.69% during 2001.

A second  reason for lower  earnings  in 2001 was  management's  decision  to
change  the  structure  of  its   securitizations   to  secured   financings,
eliminating  the  use of  gain-on-sale  accounting.  The  switch  to  secured financing  structures,  which was made during the third quarter of 2000, does not affect the total profit Provident will recognize over the life of a loan, but  rather  impacts  the  timing of income  recognition.  Secured  financing
transactions,   on  a  comparative   basis,   cause  reported  earnings  from
securitized  loans to be lower in the  initial  periods  and  higher in later periods,  as interest is earned on the loans.  No gains were  recognized from securitization  transactions  during 2001 while $44  million  was  recognized during 2000.

Revenue (net interest  income plus  noninterest  income)  increased 9% during
2002 over 2001 and 14% during 2001 over 2000. Net interest  income  increased
$45 million, or 17%, for 2002 compared to 2001, after increasing $27 million, or 11%, in 2001  compared to 2000.  Higher net interest  income was primarily the result of growth in the investment  portfolio for 2002 and in the lending portfolio for 2001.  Noninterest  income  increased $49 million in 2002 while increasing  $96 million in 2001.  The increase in  noninterest  income during
2002 and 2001 was  primarily  the result of an increase in leasing  income in both years.  Gain on sales of loans and leases,  a component  of  noninterest income, was $15.7 million,  $6.3 million and $44.9 million for 2002, 2001 and
2000,  respectively.  The increase for 2002 was primarily the result of gains recognized from  whole-loan  sales (without  recourse) of residential  loans,
while  the  decrease  for  2001  resulted  from   management's   decision  to
restructure  securitizations  as secure  financings and thereby eliminate the use of gain-on-sale accounting as was employed in 2000.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Total noninterest expense was $876 million, $813 million and $680 million for
2002,  2001 and 2000,  respectively.  Included  in 2000 is $39.3  million for merger and  restructuring  charges  related to the  acquisition  of  Fidelity
Financial of Ohio and other  post-merger  business line  restructurings.  The increase in noninterest expense during 2002 was primarily the result of three activities.  First,  Provident is investing in businesses where strong growth opportunities  exist,  including  middle market  commercial  lending,  middle
market  equipment   leasing  and  mortgage   servicing.   Also,   significant
investments  continue  to be made  within  the  credit  and  risk  management functions.  Offsetting  these increases were lower  write-downs of foreclosed properties and leased equipment.  The increase in noninterest  expense during
2001 was primarily the result of an increase in leasing expense.  Noninterest expense  during 2001 was also impacted by  activities  of Red Capital  Group, which was  acquired in the second half of 2000,  and  additional  investments being made within existing businesses where growth opportunities exist.

Total assets at December 31, 2002,  2001 and 2000 were $17.5  billion,  $16.6 billion and $15.0 billion,  respectively.  Total assets increased during 2002 primarily as a result of an increase in investment securities,  middle market equipment lease financing and home equity loans.  Partially  offsetting these increases were  reductions in  nonconforming  residential  loans,  structured finance loans,  large equipment  leases and auto leases.  The fluctuations in these loan and lease balances reflect management's decision to lower the risk profile of its loan and lease  portfolio.  The growth for 2001 was  primarily the result of the  decision  to hold loans and leases  originated  during the first half of 2001 on the balance sheet.

Nonperforming assets at December 31, 2002 decreased from year-end 2001, while year-end  2001  significantly  increased  from  year-end  2000.  The ratio of nonperforming  assets  to total  assets  was  1.04%,  1.19%  and  0.70% as of
December 31, 2002, 2001 and 2000, respectively.  The changes in nonperforming asset  levels and other asset  quality  indicators  resulted in  decisions to lower  the ratio of  reserve  for loan and  lease  losses to total  loans and leases by 49 basis points to 2.20% as of December 31, 2002,  and increase the ratio by 70 basis points to 2.69% as of year-end 2001.

Total  deposits for 2002,  2001 and 2000 were $9.8 billion,  $8.9 billion and
$8.8 billion, respectively. Commercial deposits increased 68% to $1.1 billion during 2002 while retail deposits  increased 16% to $5.6 billion during 2001.
Offsetting the increase in retail  deposits was a decrease in  securitization trust deposits held as credit enhancements, which were released during 2001.

Shareholders'  equity at December 31, 2002,  2001 and 2000 was $880  million,
$802 million and $924 million,  respectively.  The increase in  shareholders'
equity during 2002 was due principally to earnings  exceeding  dividends paid and an increase in the mark-to-market on investment securities.  The decrease in shareholders'  equity during 2001 was primarily the result of the adoption of the  provisions  of Statement of Financial  Accounting  Standards No. 133,
"Accounting for Derivative  Instruments and Hedging Activities" and dividends paid.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Business Initiatives

During the past two years,  Provident's  profitability has been significantly impacted by the downturn in the  nation's  economy and the  resulting  credit deterioration of its lending  portfolio.  In order to compete  effectively in today's economy and grow shareholder  value,  Provident's goal is to become a lower risk company engaged in achieving  predictable and profitable long-term earnings growth. Examples of how this goal is being achieved follows:

o  Discontinued or De-emphasized  Higher Risk Lending Products:  Provident is reducing  or exiting  businesses  with  higher  credit  risk and where the
   benefits   received  do  not  justify  the  risks  taken.   Provident  has
   de-emphasized   both  its  Structured   Finance   business  unit  and  its
   Nonconforming  Residential Lending Portfolio.  Structured Finance provided senior debt to support leveraged  financings including management buyouts, recapitalizations,  acquisitions and business expansions.  While Provident continues to originate nonconforming residential loans, these loans are no longer being held, but are sold with no retained  recourse  (credit risk).
   These loans are being sold to third-parties whereby Provident recognizes a gain on the sale and sometimes ongoing loan servicing fees.

   Lending  businesses where  originations  have been  significantly  reduced include Large Equipment  Leasing and Auto Leasing  business  units.  Large
   Equipment  Leasing  is the  financing  of  assets  such as  corporate  and commercial aircraft, construction,  distribution, manufacturing and mining equipment, as well as transportation  equipment including trucks, tractors
   and  freight   containers.   Auto  lease   originations   have  also  been
   significantly  reduced due to the overall  complexity  of the business and its thin  margins.  Management  believes  that  capital  could  be  better deployed elsewhere.

o  Expansion of Lower Risk Lending  Products:  Funding  formerly  used in the higher risk areas noted above is being re-deployed toward lending products which have lower  credit risk and less  volatile  earnings.  Provident  is
   currently  expanding  its  Regional  Commercial  Banking,   Middle  Market
   Equipment  Leasing,  and Prime Home Equity business  units.  Each of these business  units are viewed by  management  as being areas of expertise for
   Provident with lower risk profiles and where growth opportunities exist.

o  Monitoring  of Risk:  Over  the past  year,  Provident  has  significantly enhanced its  monitoring  of risk within the company.  The Credit and Risk
   Management  Group  is  responsible  for  establishing  the  framework  for managing and overseeing  Provident's  credit,  operational  and compliance risks.  Accomplishments  within this area  include  improved  and expanded credit  policies,  implementation  of an expanded  risk rating  system and updated  credit risk  factors,  as well as the addition of  portfolio  and information  specialists,  retail  analytics  staff and  centralized  risk management  operation units. This has resulted in the timely resolution of credit issues,  improved credit quality and improved  reporting,  analysis and forecasting of the credit quality of the lending portfolio.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

o  Expansion  of Fee  Revenue  Businesses:  Provident  is also  investing  in businesses that generate fee income.  These businesses  provide  Provident with a steady stream of income,  with lower risk,  while  utilizing  lower levels of  capital.  Businesses  which fit this  description  include  Red
   Capital Group,  Capstone and Mortgage  Banking.  Each of these  businesses provide a platform to generate  fee income from  originating,  selling and servicing of commercial and residential mortgage loans.

o  Higher Concentration of Transaction  Deposits:  Stronger efforts are being made to obtain low-cost transaction deposits. Included in these efforts is the offering of a no fee deposit  account  product,  improved  service and delivery  processes,  the  use  of  "Vista",  a  state-of-the-art  contact management  and  relationship  building  software  tool,  in all branches, increased  training and enhanced  incentive  plans for branch  associates, expanded  focus on  commercial  lending  relationships  to  include  their deposit business, and improved internet banking capabilities.

Business Lines

The following  table  provides  selected  financial  information  by lines of business for the past three years:

                                                                Percentage
                                                            Increase (Decrease)
                                                            -------------------
(Dollars in Millions)        2002         2001        2000    2002/01  2001/00
------------------------------------------------------------------------------
Total Revenue:
  Commercial Banking    $   366.7  $     373.5   $   301.1       (2)%     24%
  Retail Banking            636.2        566.9       506.5       12       12
  Mortgage Banking          107.4         86.5        96.4       24      (10)
  Corporate Center           10.8          -            .2        -     (100)
                        ---------  -----------   ---------
                        $ 1,121.1  $   1,026.9   $   904.2        9%     14%
                        =========  ===========   =========
Net Income:
  Commercial Banking    $    57.7  $      (0.8)  $    60.8        - %      - %
  Retail Banking             27.1          6.0        19.9      352      (70)
  Mortgage Banking            9.5         (6.2)        2.7        -        -
  Corporate Center            1.2            -       (26.9)       -        -
                        ---------  -----------   ---------
                        $    95.5  $      (1.0)  $    56.5        - %      - %
                        =========  ===========   =========
Average Assets:
  Commercial Banking    $   7,039    $   6,896   $   5,457        2%     26%
  Retail Banking            4,694        4,389       3,618        7       21
  Mortgage Banking          1,597        2,075       1,248      (23)      66
  Corporate Center          3,208        2,688       3,042       19      (12)
                        ---------  -----------   ---------
                        $  16,538    $  16,048   $  13,365        3%     20%
                        =========  ===========   =========

Key components of the management reporting process follow:
o  Risk-Based Equity Allocations: Provident uses a comprehensive approach for measuring risk and making risk-based equity allocations. Risk measurements are applied to credit, operational and other corporate-level risks.
o  Transfer  Pricing:  Provident  utilizes a matched funded transfer  pricing
   methodology   that  in  most  cases   isolates  the  business  units  from
   fluctuations in interest rates,  and provides  management with the ability to measure business unit, product and customer level  profitability  based on the financial  characteristics of the products rather than the level of interest rates.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

o  Provision  for Loan and  Lease  Losses:  Business  lines are  charged  for provision  based upon its level of net charge-offs as well as the size and composition of its lending portfolio.
o  Cost  Allocations:  Provident  applies a detailed  approach to  allocating costs at the business unit,  product and customer levels.  Allocations are generally based on volume/activity and are reviewed and updated regularly.
o  "Corporate  Center":  Corporate  Center includes  balance sheet and income statement items not related to the primary  business lines,  and gain/loss on the sale of investment securities.

Business line descriptions and analyses follow:

o  Commercial  Banking  provides  a broad  range of  commercial  banking  and commercial real estate products and services. Areas of focus and expertise include regional middle market lending,  equipment  leasing and financing,
   cash  management,   and  loan  servicing,   transaction   structuring  and
   commercial   mortgage  banking  services  for  the  multi-family   housing
   industry.

   Net income for Commercial  Banking for the years ending December 31, 2002,
   2001 and 2000 was $57.7 million,  ($0.8) and $60.8 million,  respectively.
   The fluctuation in net income can be primarily attributed to provision and other credit-related charges. Commercial Banking performed well during the first three quarters of 2000. Asset growth was strong and income benefited from  gains  recognized  from  the  securitization  of  equipment  leases.
   However,  during the fourth quarter of 2000,  Commercial  Banking began to feel the impact of a slowing  economy.  During  that  quarter,  Commercial
   Banking took several  large  charge-offs  and placed  additional  loans on nonaccrual  which  significantly  reduced  income.  The  condition  of the economy  continued  to decline  during 2001 which was  accentuated  by the impact of the events of September 11, 2001. The majority of the decline in
   income  during  2001  was  related  to  credit   write-offs  and  residual
   impairments from loans and leases to the commercial  airline industry.  In addition,  net  income was  reduced as a result of a higher  level of loan loss  reserve to total loans and the change in  securitization  structures which  eliminated  gain-on-sale  accounting.  Although the economy has not recovered,  credit related  volatility  declined  during 2002.  Commercial
   Banking  benefited from lower  provision and other credit related  charges during 2002 as compared to 2001.

   As a result of  earnings  volatility,  management  is  repositioning  this business  line so it can grow with a more  predictable  earnings  pattern.
   Management  is  de-emphasizing  its higher credit risk areas of structured finance lending and large equipment leasing while growing its lower credit risk areas of middle market leasing and regional middle market  commercial lending units.

   Provident is also investing in businesses that generate fee income.  These businesses  provide a steady  stream of income  with  reduced  risk  while utilizing lower levels of capital.  One such business,  Red Capital Group, provides a platform to generate fee income from  originating,  selling and servicing  commercial  mortgage loans. Red Capital's revenue has increased
   30% and net income has increased 40% in 2002 compared to 2001.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

o  Retail Banking  provides a variety of banking and investment  products and services  to retail  consumers  and  businesses.  Services  are  delivered through various  delivery  channels  including  Financial  Centers,  ATMs, telephone and the internet.  Primary  operating areas include Consumer and
   Small  Business  Banking,  Home Equity  Lending,  and Provident  Financial
   Advisors.

   Net income for Retail  Banking was $27.1  million,  $6.0 million and $19.9
   million  for  the  years  ended   December  31,   2002,   2001  and  2000,
   respectively.  Net income  increased  during 2002 primarily as a result of increased net interest income on deposits and lower provision for loan and lease  losses.  The lower  provision  was due to slower  loan growth and a lower level of loan loss reserves as compared to 2001. The decrease in net income for 2001 was related  primarily to higher loan loss  provision  and lower  gain on sales of loans  revenue.  The higher  provision  was due to higher loan growth and a higher level of loan loss reserves as compared to
   2000.

   Loans  and auto  leases  for  Retail  Banking  were flat  during  2002 and increased  19% during 2001. An increase in home equity loans was offset by a decrease in auto leases  during  2002.  Both home equity  loans and auto leases  increased in 2001.  Retail  Banking is  expanding  its home equity product line to lower the overall  risk profile of its lending  portfolio.
   Auto leasing is being  de-emphasized as it is a complex business with thin margins.

   Retail  Banking has  experienced  growth in deposits  during both 2002 and
   2001.  Average retail deposits grew by 7% during 2002 and 14% during 2001.
   Deposit growth in 2002 came primarily from growth in transaction accounts.
   Overall,  the  growth  during  2002 was slower  than 2001  because of less aggressive pricing on retail  certificates of deposit.  Provident plans to further enhance its distribution  system to improve  customer  acquisition and market penetration.

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

   Net income for 2002 was $9.5  million  as  compared  to a net loss of $6.2 million for 2001 and net income of $2.7  million for 2000.  Net income for
   2002  rose  primarily  from  increased   activity  in  warehouse   lending
   production,  the  sub-servicing  portfolio,  and whole-loan  sales.  Loans serviced  for others  increased  from $0.4 billion at December 31, 2001 to
   $5.1 billion at December 31, 2002 as Mortgage  Banking  added  significant levels of servicing  portfolios  during 2002.  Gains of $13.7 million were recognized from  nonconforming  residential  whole-loan  sales during 2002 compared to $3.2 million  during 2001.  The net loss reported for 2001 was driven  by  the  decision  to  change  the  structure  of  securitizations resulting in the  elimination of  gain-on-sale  accounting.  This decision resulted in no gain on sales of securitized  loans being recognized during
   2001 as compared to pre-tax gains of $30.3 million being recognized during
   2000.  Partially  offsetting  the lack of gain on sales was an increase in net  interest  income as loans  originated  during  the first half of 2001 remained on the balance sheet.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

   Mortgage  Banking,  in  following  the  overall  company  strategy of risk reduction,  continues to  implement  strategic  initiatives  to reduce the business' risk profile.  Nonconforming loan originations have been sold to investors on a whole-loan  basis.  Mortgage Banking has also developed new businesses to create a diverse array of product  offerings in the mortgage market.  Mortgage  Banking is  continuing  with its  strategy  of building national mortgage  alliances in order to generate qualified leads for home mortgage loans on a nationwide basis and sell them to investors.

Related Party Transactions

Provident,  in its normal course of business,  has had transactions  with its directors, officers, principal shareholders and affiliates including American
Financial  Group,  Inc. and its  subsidiaries.  All such  transactions are on terms no less  favorable to Provident than those which could be obtained with non-affiliated  parties.  These  transactions  include  the  leasing  of  its corporate  headquarters  and  additional  office space,  insurance  coverage,
record  retention  services,  guard  services,   extensions  of  credit,  and
maintaining  investments  of  commercial  paper,  repurchase  agreements  and deposit accounts.  For details concerning these transactions,  see Note 24 of the "Notes to Consolidated Financial Statements."

Net Interest Income

Net interest income equals the difference  between  interest earned on loans, leases and investments  and interest  incurred on deposits and other borrowed funds.  Net interest income is affected by changes in both interest rates and the amounts of  interest  earning  assets and  interest  bearing  liabilities outstanding.

Net interest income represents a principal source of income for Provident. In
2002,  2001 and 2000, net interest income on a taxable  equivalent  basis was
$315.7 million, $270.6 million and $243.7 million, respectively.

Net interest margin represents net interest income as a percentage of average interest earning assets.  The net interest margin was 2.41%,  2.19% and 2.40%
for 2002, 2001 and 2000, respectively.

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
The net interest spread is the difference between the average yield earned on assets  and  the  average  rate  incurred  on  liabilities.  For  comparative purposes, the table has been adjusted to reflect tax-exempt income on a fully taxable equivalent basis assuming an income tax rate of 35%. Nonaccrual loans are included in the loans and lease categories.

                                                                  Year Ended December 31,
                               --------------------------------------------------------------------------------------------
                                             2002                           2001                            2000
                               -----------------------------   ----------------------------   -----------------------------
                               Average     Income/      Avg.   Average    Income/      Avg.   Average     Income/      Avg.
(Dollars in Millions)          Balance     Expense      Rate   Balance    Expense      Rate   Balance     Expense      Rate
---------------------------------------------------------------------------------------------------------------------------
ASSETS
 Interest Earning Assets:
  Loans/Leases:
   Corporate Lending:
    Commercial                  $  4,312    $ 273.4     6.34%  $  4,655    $ 377.2     8.10%   $  4,345    $ 426.7     9.82%
    Mortgage                         909       56.5     6.22        864       69.2     8.02         667       61.1     9.17
    Construction                     546       24.6     4.51        570       40.5     7.10         601       54.3     9.03
    Lease Financing                1,199      109.9     9.16        958       92.4     9.65         378       37.5     9.92
   Consumer Lending:
    Installment                    1,054       65.4     6.21        774       68.7     8.87         515       51.6    10.02
    Residential                      737       70.6     9.59      1,008       99.9     9.91         388       42.3    10.90
                                --------    -------    ----    --------    -------    ----     --------    -------    ----
     Total Loans/Leases            8,757      600.4     6.86      8,829      747.9     8.47       6,894      673.5     9.77
  Investment Securities            3,882      217.7     5.61      3,158      204.5     6.47       3,217      227.8     7.08
  Federal Funds Sold and
   Reverse Repurchase
   Agreements                        125        3.4     2.71         92        4.2     4.59          23        1.5     6.51
  Other Short-Term
   Investments                       341       20.0     5.85        297       16.8     5.66          30        2.8     9.28
                                --------    -------    ----    --------    -------    ----     --------    -------    ----
 Total Earning Assets             13,105      841.5    6.42%     12,376      973.4    7.86%      10,164      905.6    8.91%
 Cash and Noninterest
  Bearing Deposits                   255                            255                             241
 Leased Equipment                  2,477                          2,491                           2,040
 Other Assets                        701                            926                             920
                                --------                       --------                        --------
  Total Assets                  $ 16,538                       $ 16,048                        $ 13,365
                                ========                       ========                        ========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
 Interest Bearing
  Liabilities:
  Deposits:
   Demand Deposits                 $ 696        9.8    1.40%      $ 484       12.1    2.50%       $ 370        9.9    2.68%
   Savings Deposits                1,472       29.0     1.97      1,548       56.5     3.65       1,379       68.5     4.97
   Time Deposits                   6,134      223.4     3.64      5,828      317.8     5.45       4,838      301.9     6.24
                                --------    -------    ----    --------    -------    ----     --------    -------    ----
    Total Deposits                 8,302      262.2     3.16      7,860      386.4     4.92       6,587      380.3     5.77
  Short-Term Debt:
   Federal Funds
    Purchased and
    Repurchase Agreements          1,182       30.3     2.56      1,156       46.8     4.05       1,208       74.5     6.17
   Commercial Paper                  280        5.3     1.91        229        9.0     3.92         203       12.3     6.04
                                --------    -------    ----    --------    -------    ----     --------    -------    ----
    Total Short-Term Debt          1,462       35.6     2.44      1,385       55.8     4.03       1,411       86.8     6.15
  Long-Term Debt                   3,990      204.7     5.13      3,877      230.1     5.93       2,789      174.8     6.27
  Junior Subordinated
   Debentures                        451       23.3     5.16        422       30.5     7.24         235       20.0     8.53
                                --------    -------    ----    --------    -------    ----     --------    -------    ----
 Total Interest Bearing
  Liabilities                     14,205      525.8    3.70%     13,544      702.8    5.19%      11,022      661.9    6.01%
 Noninterest Bearing
  Deposits                           945                          1,220                           1,215
 Other Liabilities                   541                            387                             233
 Shareholders' Equity                847                            897                             895
                                --------    -------    ----    --------    -------    ----     --------    -------    ----
  Total Liabilities and
   Shareholders' Equity         $ 16,538                       $ 16,048                        $ 13,365
                                ========                       ========                        ========
Net Interest Income                         $ 315.7                        $ 270.6                         $ 243.7
                                            =======                        =======                         =======
Net Interest Margin                                    2.41%                          2.19%                           2.40%
                                                       ====                           ====                            ====
Net Interest Spread                                    2.72%                          2.67%                           2.90%
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

                                                Year Ended December 31,
                                  ------------------------------------------------
                                      2002 Changes from         2001 Changes from
                                         2001 Due to               2000 Due to
                                  ----------------------    ----------------------
(In Thousands)                       Volume         Rate       Volume         Rate
----------------------------------------------------------------------------------
Interest Earned On:
 Loans and Leases:
  Corporate Lending:
   Commercial                     $ (26,271)   $ (77,508)   $  28,921    $ (78,502)
   Mortgage                           3,449      (16,189)      16,463       (8,364)
   Construction                      (1,681)     (14,192)      (2,684)     (11,087)
   Lease Financing                   22,311       (4,845)      55,989       (1,064)
  Consumer Lending:
   Installment                       20,724      (23,977)      23,526       (6,504)
   Residential                      (26,138)      (3,179)      61,856       (4,179)
                                  ---------    ---------    ---------    ---------
    Net Loans and Leases             (7,606)    (139,890)     184,071     (109,700)
 Investment Securities               42,933      (29,647)      (4,109)     (19,239)
 Federal Funds Sold and
  Reverse Repurchase Agreements       1,217       (2,068)       3,309         (554)
 Short-Term Investments               2,529          594       15,514       (1,514)
                                  ---------    ---------    ---------    ---------
     Total                           39,073     (171,011)     198,785     (131,007)
                                  ---------    ---------    ---------    ---------
Interest Paid On:
 Demand Deposits                      4,136       (6,441)       2,882         (708)
 Savings Deposits                    (2,643)     (24,864)       7,691      (19,727)
 Time Deposits                       15,968     (110,354)      56,971      (41,079)
                                  ---------    ---------    ---------    ---------
  Total Deposits                     17,461     (141,659)      67,544      (61,514)
 Short-Term Debt:
  Federal Funds Purchased
   and Repurchase Agreements          1,016      (17,567)      (3,107)     (24,555)
  Commercial Paper                    1,695       (5,321)       1,392       (4,708)
                                  ---------    ---------    ---------    ---------
   Total Short-Term Debt              2,711      (22,888)      (1,715)     (29,263)
 Long-Term Debt                       6,560      (31,879)      64,954       (9,654)
 Junior Subordinated Debentures       1,974       (9,251)      13,944       (3,426)
                                  ---------    ---------    ---------    ---------
     Total                           28,706     (205,677)     144,727     (103,857)
                                  ---------    ---------    ---------    ---------
Net Interest Income               $  10,367    $  34,666    $  54,058    $ (27,150)
                                  =========    =========    =========    =========

Noninterest Income

The following  table details the components of  noninterest  income and their change since 2000:

                                                                             Percentage
                                                                         Increase (Decrease)
                                                                        --------------------
(Dollars in Thousands)                    2002       2001       2000    2002/01      2001/00
--------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts   $ 45,184   $ 39,924   $ 35,138         13%          14%
Loan Servicing Fees                     33,835     33,026     37,849          2          (13)
Commercial Mortgage Banking Revenue     25,354     29,490      5,674        (14)         420
Other Service Charges and Fees          48,563     38,833     49,108         25          (21)
Leasing Income                         605,887    584,065    461,209          4           27
Gain on Sales of Loans and Leases:
 Non-Cash                                    -          -     34,447          -         (100)
 Cash                                   15,691      6,311     10,452        149          (40)
Warrant Gains                            8,186        412      7,500      1,887          (95)
Security Gains                           2,596          -        155          -         (100)
Other                                   20,196     24,375     19,084        (17)          28
                                      --------   --------   --------
  Total Noninterest Income            $805,492   $756,436   $660,616          7%          15%
                                      ========   ========   ========

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Explanations  for  significant  changes  in  noninterest  income by  category follow:

o  Service  Charges on Deposit  Accounts:  Increases  in  overdraft  fees and service charges on corporate deposit accounts were the primary reasons for the increase in service charges on deposit  accounts in 2002. The increase in 2001 was  primarily  the result of  pricing  and  volume  increases  on corporate and consumer deposit accounts and higher ATM interchange fees.

o  Loan  Servicing  Fees:  Loan  servicing  fees were  stable  during 2002 as decreases  in fees from  servicing  securitized  residential  mortgage and credit card  portfolios  were offset by increases  in fees from  servicing multi-family loans by Red Capital Group and residential  mortgage loans by
   Mortgage Banking.  Loan servicing fees decreased during 2001 due primarily to a  decrease  in  fees  from  warehouse  lending  and the  servicing  of securitized  residential mortgages,  which more than offset an increase in the servicing of  multi-family  loans.  Total loans serviced for others at
   December 31, 2002,  2001 and 2000 were $17.5  billion,  $12.5  billion and
   $10.1 billion.

o  Commercial  Mortgage  Banking  Fees:  A decrease  in  commercial  mortgage banking  fees  from Red  Capital  Group  was the  primary  reason  for the decrease in 2002. The increase in 2001 was due primarily to an increase in fees from Red Capital Group, which was acquired in September of 2000.

o  Other Service  Charges and Fees:  Other service charges and fees increased during 2002 due  primarily  to an  increase in other fee income  generated from Mortgage  Banking and funds  management  fees, more than offsetting a decrease in credit card fees.  Other  service  charges and fees  decreased during  2001 due  primarily  to  decreases  in  credit  card  fees,  funds management fees and other miscellaneous fees.

o  Leasing  Income:  Leasing  income  increased  during  2002  and  2001  due primarily to increases in income from auto leases. Income from auto leases increased  $26  million  during  2002 and  $123  million  during  2001 and accounted for more than 92% of leasing income during 2002,  2001 and 2000.
   Income from auto leasing has increased  primarily  because of the increase in size of the auto lease portfolio since 1999.

o  Warrant Gains:  Provident's  Commercial Banking business line from time to time  acquires  equity  warrants as a part of the  lending  fee  structure established with customers. Warrant gains totaled $8.2 million for 2002 as compared  to $0.4  million  and $7.5  million  for  years  2001 and  2000, respectively.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

o  Gain on Sales of  Loans  and  Leases:  Gain on sales of loans  and  leases increased $9.4 million in 2002, due primarily to gains recognized from the sale of nonconforming  residential mortgage loans on a whole-loan basis, a strategy that Provident  implemented during the third quarter of 2001. The
   $38.6  million  decrease in 2001 was a result of the third quarter of 2000 decision  to change the  structure  of  securitizations  resulting  in the elimination  of  gain-on-sale  accounting.  The following  table  provides detail of the gain on sales recognized during the past three years.

   (In Thousands)                                        2002      2001      2000
   ------------------------------------------------------------------------------
   Non-Cash Gains -- Loan and Lease Sales:
     Nonconforming Residential Loan Securitizations   $     -   $     -   $30,291
     Prime Consumer Home Equity Securitizations             -         -     4,156
                                                      -------   -------   -------
                                                            -         -    34,447
                                                      -------   -------   -------
   Cash Gains -- Loan and Lease Sales:
     Equipment Lease Securitizations                        -         -     9,083
     Nonconforming Residential Whole-Loan Sales        13,698     3,177         -
     Conforming Residential Whole-Loan Sales              712     1,544       729
     Other Loan Sales                                   1,281     1,590       640
                                                      -------   -------   -------
                                                       15,691     6,311    10,452
                                                      -------   -------   -------
                                                      $15,691   $ 6,311   $44,899
                                                      =======   =======   =======

   A detailed  discussion of the various  securitizations of loans and leases is provided under the  "Management's  Discussion and Analysis of Financial
   Condition  and Results of Operations -  Off-Balance  Sheet and  Derivative
   Arrangements" and in Note 20 included in "Notes to Consolidated  Financial
   Statements."

o  Other:  The  decrease in other income  during 2002 was due  primarily to a decrease in income from equity  investments.  The increase in 2001 was due primarily  to  increases  in income  from equity  investments  and trading account activity.

Noninterest Expense

The following  table details the components of noninterest  expense and their change since 2000:

                                                                         Percentage
                                                                     Increase (Decrease)
                                                                     ------------------
(Dollars in Thousands)                 2002       2001       2000    2002/01    2001/00
---------------------------------------------------------------------------------------
Salaries, Wages and Benefits       $233,178   $201,715   $172,903         16%        17%
Charges and Fees                     30,531     31,888     22,099         (4)        44
Occupancy                            23,637     22,605     20,631          5         10
Leasing Expense                     416,508    402,372    300,711          4         34
Equipment Expense                    24,345     25,234     26,045         (4)        (3)
Professional Fees                    25,990     24,507     21,735          6         13
Minority Interest Expense             7,069          -          -          -          -
Merger and Restructuring Charges          -          -     39,300          -       (100)
Other                               114,770    104,663     76,977         10         36
                                   --------   --------   --------
  Total Noninterest Expense        $876,028   $812,984   $680,401          8%        20%
                                   ========   ========   ========

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Components of  noninterest  expense,  along with an  explanation  as to their fluctuations, follow:

o  Salaries, Wages and Benefits: Compensation increased in 2002 due primarily to increased  staffing and incentive pay in areas where  opportunities for growth exist,  such as middle  market  commercial  lending,  middle market equipment  leasing and mortgage  servicing.  Expense also increased within the Credit and Risk Management  Group as staff was added to better monitor and control the overall risk of Provident, particularly credit risk within the lending  portfolio.  Compensation  increased  in 2001 due to increased commissions and staffing expenses associated with growth in the Commercial
   Banking business line, primarily Red Capital Group.

o  Charges and Fees:  Charges and fees  decreased  in 2002 as the decrease in goodwill  amortization  expense  more than offset the increase in expenses related to credit risk transfer  transactions.  Charges and fees increased in 2001  due  primarily  to  expenses  related  to  credit  risk  transfer transactions. Details concerning goodwill amortization and credit transfer transactions  are  provided in Notes 7 and 21,  respectively,  included in
   "Notes to Consolidated Financial Statements."

o  Occupancy: Increases in depreciation expense, guard services and utilities were the primary reasons for higher occupancy expense in 2002. An increase in  rent  expense,  reflecting  the  geographic  expansion  of  Commercial
   Banking, was the primary reason for higher occupancy expense in 2001.

o  Leasing  Expense:  An  increase  in  depreciation  expense was the primary reason  for the  increase  in  leasing  expense  for both  2002 and  2001.
   Depreciation  on auto  leases is the  primary  component  of  depreciation expense.  Depreciation  expense  has  increased  primarily  because of the increase in size of the auto lease portfolio since 1999. Included in lease expense  was a $20  million  write-down  in  residual  values  related  to aircraft  leases  that  occurred  in the third  quarter of 2001 and a $5.7 million  impairment  charge on uninsured auto lease residual values in the fourth quarter of 2001. The  deterioration  in residual values of aircraft was a result  of the  terrorist  actions  of  September  11,  2001 and its financial impact on the airline industry.

o  Equipment Expense:  Equipment expense decreased in 2002 due primarily to a reduction in depreciation  expense.  The decrease in equipment  expense in
   2001 was due primarily to reductions in maintenance  and equipment  rental expenses.

o  Professional  Fees:  Professional fees increased in both 2002 and 2001 due primarily to legal, consulting and other professional fees related to loan collections.

o  Minority Interest Expense:  Minority interest expense relates to dividends payable on $165 million of Preferred Stock of PFGI Capital Corporation,  a real estate investment trust that was formed late in the second quarter of
   2002. The dividends are payable at an annualized rate of 7.75%. Additional information  on  minority  interest  may be found on Note 13 of  "Notes to
   Consolidated Financial Statements."

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

o  Other:  Larger expenses included within other noninterest  expense include marketing ($11.0 million, $9.2 million and $9.1 million in 2002, 2001, and
   2000,  respectively),  travel ($8.9 million, $9.0 million and $8.2 million in 2002, 2001 and 2000, respectively), franchise taxes ($7.0 million, $8.5 million  and $8.1  million  in 2002,  2001 and 2000,  respectively),  data processing  expense ($7.8 million,  $5.6 million and $5.7 million in 2002,
   2001 and 2000,  respectively),  insurance  expense ($13.1  million,  $10.4 million and $8.3 million in 2002,  2001 and 2000,  respectively),  and the write-down in value of repossessed aircraft ($4.0 million in 2001).

FINANCIAL CONDITION

Short-Term Investments and Investment Securities

As of December 31, 2002 and 2001,  federal funds sold and reverse  repurchase agreements outstanding were $188.9 million and $123.0 million,  respectively.
The amount of federal  funds  sold  changes  daily as cash is managed to meet reserve  requirements and customer needs.  After funds have been allocated to meet lending and  investment  demands,  any  remainder is placed in overnight federal funds.

As of December 31, 2002 and 2001,  Provident  held $127.8 million and $101.2, respectively,  in trading account  securities.  Provident  trades  investment securities  with the  intention  of  recognizing  short-term  profits.  These securities are carried at fair value with realized and  unrealized  gains and losses reported in other noninterest income.

Provident  classified  $436.9 million and $217.9 million of loans as held for sale at December 31, 2002 and 2001,  respectively.  At year-end  2002,  these loans  consisted of $344.8  million of  multifamily  loans,  $82.5 million of nonconforming  residential  mortgage  loans and $9.6  million  of  conforming residential  mortgage loans. The multifamily  loans are either insured by the
Federal Housing  Association or subject to purchase contracts from Fannie Mae or Freddie Mac. These loans are usually  outstanding  for sixty days or less.
Activities  related  to the  multifamily  loans held for sale are part of the operations of Red Capital Group. Nonconforming residential mortgage loans are being  sold on a  whole-loan  basis.  This is part of an  initiative  started during 2001 to reduce the risk profile of the Mortgage Banking business line.

Investment  securities  purchased  with  the  intention  of  being  held  for indefinite  periods  of time are  classified  as  available  for sale.  These securities  totaled $4.2 billion and $3.5 billion as of December 31, 2002 and
2001,  respectively.   U.S.  government  agency  mortgage-backed   securities
accounted for the majority of the increase.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The amortized  cost and market value of investment  securities  available for sale at the dates indicated are summarized in the following table:

                                                   Amortized Cost at December 31,
                                              ------------------------------------
(In Thousands)                                      2002         2001         2000
----------------------------------------------------------------------------------
U.S. Treasury and Federal Agency Debentures   $  310,244   $  302,912   $  326,721
State and Political Subdivisions                   1,838        3,185        3,317
Mortgage-Backed Securities                     3,240,192    2,700,620    1,938,546
Asset-Backed Securities                                -            -       44,257
Other Securities                                 606,237      503,884      728,363
                                              ----------   ----------   ----------
    Total Securities                          $4,158,511   $3,510,601   $3,041,204
                                              ==========   ==========   ==========

                                                    Market Value at December 31,
                                              ------------------------------------
(In Thousands)                                      2002         2001         2000
----------------------------------------------------------------------------------
U.S. Treasury and Federal Agency Debentures   $  316,143   $  306,556   $  325,457
State and Political Subdivisions                   1,875        3,199        3,301
Mortgage-Backed Securities                     3,291,512    2,673,174    1,915,602
Asset-Backed Securities                                -            -       42,061
Other Securities                                 605,708      503,129      727,200
                                              ----------   ----------   ----------
    Total Securities                          $4,215,238   $3,486,058   $3,013,621
                                              ==========   ==========   ==========

The  following  table shows the  December  31, 2002  maturities  and weighted average yields for investment  securities.  Yields on equity  securities that comprise  the  fixed  rate,  due  after  10  years  classification  of  other securities  have  been  omitted  from the  table.  A 35% tax rate was used in
computing  the  tax  equivalent  yield  adjustment.   The  yields  shown  are
calculated  based on amortized  cost and  effective  yields  weighted for the scheduled  maturity of each  security.  Securities  are  assigned to maturity categories based on their estimated average lives.

                                             Fixed Rate                 Floating Rate
                                     --------------------------   -------------------------
                                                                                   Weighted
                                                       Weighted                    Average
                                                        Average                   Yield On
                                       Amortized       Yield To    Amortized       Current
(Dollars in Thousands)                      Cost       Maturity         Cost    Coupon Rates
--------------------------------------------------------------------------------------------
U.S. Treasury and Federal Agency
  Debentures:
    Due in one year or less           $  110,331          4.94%     $    749           1.67%
    Due after 1 through 5 years          199,164          4.78             -              -
                                      ----------          ----      --------           ----
      Total                           $  309,495          4.83%     $    749           1.67%
                                      ==========          ====      ========           ====
State and Political Subdivisions:
    Due after 5 through 10 years      $      403          5.91%     $      -              -%
    Due after 10 years                     1,435          7.66             -              -
                                      ----------          ----      --------           ----
      Total                           $    1,838          7.28%     $      -              -%
                                      ==========          ====      ========           ====
Mortgage-Backed Securities:
    Due in one year or less           $  125,569          6.43%     $     59           2.28%
    Due after 1 through 5 years        2,855,012          6.23       112,601           3.33
    Due after 5 through 10 years          85,800          6.03        18,457           3.52
    Due after 10 years                    42,694          6.80             -              -
                                      ----------          ----      --------           ----
      Total                           $3,109,075          6.24%     $131,117           3.36%
                                      ==========          ====      ========           ====
Other Securities:
    Due in one year or less           $        -             -%     $ 54,567           1.08%
    Due after 1 through 5 years              250          6.75       195,928           1.08
    Due after 5 through 10 years               -             -       246,837           1.76
    Due after 10 years                   108,655             -             -              -
                                      ----------          ----      --------           ----
      Total                           $  108,905          6.75%     $497,332           1.42%
                                      ==========          ====      ========           ====

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Loans and Leases

As of December  31, 2002 and 2001,  total  on-balance  sheet loans and leases were $9.1 billion and $9.0 billion, respectively. Provident had an additional
$2.1  billion and $3.1  billion of  off-balance  sheet loans and leases as of year-end  2002  and  2001,  respectively.  As a  result  of  recent  earnings volatility,  management has re-evaluated the risk/reward relationships of its lending portfolio.  During the second half of 2001,  Provident  implemented a whole-loan  sale  strategy for its  nonconforming  residential  loans.  Also, management has decided to  de-emphasize  its structured  finance  lending and large equipment  leasing while placing a greater focus on its regional middle market commercial lending and middle market equipment leasing. As a result of these actions,  Provident's  lending  portfolio has a lower  concentration of residential loans,  higher  concentrations of middle market corporate leases, and a lower  risk  profile of  commercial  loans.  Provident  does not have a material  exposure to foreign,  energy or agricultural  loans.  The following table shows  on-balance  sheet loans and leases  outstanding at period end by type of loan:

                                                      December 31,
                            ----------------------------------------------------------
(Dollars in Millions)             2002        2001        2000        1999        1998
--------------------------------------------------------------------------------------
Dollar:
 Corporate Lending:
  Commercial                $  4,482.4  $  4,540.1  $  4,580.2  $  3,990.9  $  3,278.0
  Mortgage                       960.6       939.8       823.5       576.6       546.5
  Construction                   510.3       528.0       610.5       559.8       450.6
  Lease Financing              1,273.9     1,106.1       566.1       376.6       243.7
 Consumer Lending:
  Installment                  1,306.8       913.4       580.1       476.5       650.1
  Residential                    599.8       922.7       835.5       653.7       710.3
                            ----------  ----------  ----------  ----------  ----------
   Total Loans and Leases   $  9,133.8  $  8,950.1  $  7,995.9  $  6,634.1  $  5,879.2
                            ==========  ==========  ==========  ==========  ==========
Percentage:
 Corporate Lending:
  Commercial                      49.1%       50.7%       57.3%       60.1%       55.7%
  Mortgage                        10.5        10.5        10.3         8.7         9.3
  Construction                     5.6         5.9         7.6         8.4         7.7
  Lease Financing                 13.9        12.4         7.1         5.7         4.1
 Consumer Lending:
  Installment                     14.3        10.2         7.3         7.2        11.1
  Residential                      6.6        10.3        10.4         9.9        12.1
                            ----------  ----------  ----------  ----------  ----------
   Total Loans and Leases        100.0%      100.0%      100.0%      100.0%      100.0%
                            ==========  ==========  ==========  ==========  ==========

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The following  table shows the composition of the commercial loan category by industry type at December 31, 2002,  including loan amounts on which interest is not being accrued:

                                                                         Amount on
(Dollars in Millions)                                      Amount     % Nonaccrual
----------------------------------------------------------------------------------
Mortgage Warehousing Lines                             $    639.7    14   $   3.5
Real Estate Operators/Developers/General Contractors        541.2    12       0.8
Transportation                                              209.1     5       0.7
Banking and Finance                                         200.9     4       6.0
Healthcare                                                  193.5     4       0.6
Retailing                                                   171.9     4       5.9
Tourism and Entertainment                                   155.0     3       0.4
Metals                                                      150.4     3      12.0
Machinery and Equipment                                     146.2     3      11.4
Eating and Drinking Establishments                          129.3     3       4.0
Automobile Dealers                                          129.1     3         -
Business Services                                           127.1     3      14.2
Commercial Aviation Related (1)                             118.3     3      24.1
Construction                                                117.5     3       3.3
Financial Services                                          105.9     2       0.1
Technology                                                   87.3     2       3.0
Automotive Services/Parts                                    79.4     2       0.1
Plastics, Ceramics, Rubber and Other Products                68.3     2       3.0
Other (includes 20 industry types)                        1,112.3    25       6.7
                                                       ----------   ---   -------
   Total                                               $  4,482.4   100   $  99.8
                                                       ==========   ===   =======

(1) Includes $27 million of loans related to the commercial airline industry, and aircraft used in private, charter and corporate markets.

Mortgage  warehousing lines increased  significantly in the fourth quarter to
$640 million, reflecting Provident's continuing shift to origination and sale activity  in its  mortgage  business,  as well as a surge in  fourth  quarter volume.  All  loans  are  underwritten  to  Provident  and  secondary  market standards as part of Provident's control processes related to this activity.

At  December  31,  2002,  Provident  had loans and leases of $178  million to commercial  airline  carriers,  including $27 million of commercial loans and
$151 million of finance and operating  leases. As the events of September 11,
2001 have had a significant  financial  impact upon the airline  industry and the resale  value of  aircraft,  Provident  recorded  credit  costs and other expenses of $34 million and $66 million  during 2002 and 2001,  respectively, which were related to secured commercial airline loans and leases.

At December 31, 2002,  Provident had approximately $802 million of commercial loans that are to borrowers who have shared national credit loans. Generally, shared  national  credit loans are loans that have a commitment  amount of at
least  $20   million  and  involve   three  or  more   supervised   financial
institutions.  In an on-going  effort to diversify its portfolio,  the shared national credit loans in which Provident  participates are distributed across thirty-two  industry types,  with the largest  industry  concentration  (real estate)  accounting for approximately 13% of its total shared national credit loans.  The real estate  category is  comprised  of loans to  borrowers  with different risks  characteristics,  including  single family home  developers, commercial  property  owner/operators,  and commercial  realtors and property managers.  The average  outstanding  balance of a shared national credit loan was $3.8 million.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The  following  table  shows  the  composition  of  commercial  mortgage  and construction loans by property type at December 31, 2002:

                              Commercial     Commercial                             Amount on
(Dollars in Millions)           Mortgage   Construction      Total   Percentage    Nonaccrual
---------------------------------------------------------------------------------------------
Residential Development          $ 142.0        $ 107.9   $  249.9         17.0%       $  6.6
Shopping / Retail                  138.6          105.5      244.1         16.6             -
Office / Warehouse                 153.7           85.3      239.0         16.3           2.9
Apartments                         135.6           50.2      185.8         12.6           2.0
Healthcare Facilities              118.0            6.5      124.5          8.5             -
Hotel / Motel                       97.1            9.2      106.3          7.2            .1
Land                                45.2           45.0       90.2          6.1            .6
Industrial Plants                   18.9           10.2       29.1          2.0             -
Other Commercial Properties        111.5           90.5      202.0         13.7           1.3
                                 -------        -------   --------        -----        ------
                                 $ 960.6        $ 510.3   $1,470.9        100.0%       $ 13.5
                                 =======        =======   ========        =====        ======

As of December  31, 2002,  Provident  had $1.3  billion in  commercial  lease financing.  These  leases were  comprised of $1.1 billion of small and middle market equipment leases and $0.2 billion of large equipment leases.

Commercial  and real estate  construction  loans  outstanding at December 31,
2002  are  shown  in the  following  table by  maturity,  based on  remaining scheduled repayments of principal:

                                          After 1
                             Within   but Through    After
(In Millions)                1 Year       5 Years   5 Years      Total
----------------------------------------------------------------------
Commercial                 $1,886.7      $2,116.6    $479.1   $4,482.4
Commercial Construction       213.2         263.9      33.2      510.3
Residential Construction          -             -       0.2        0.2
                           --------      --------    ------   --------
   Total                   $2,099.9      $2,380.5    $512.5   $4,992.9
                           ========      ========    ======   ========
Loans Due After One Year:
  At predetermined interest rates                             $  312.4
  At floating interest rates                                   2,580.6

The following table shows the composition of the installment loan category by loan type at December 31, 2002:

(Dollars in Millions)                        Amount         Percentage
----------------------------------------------------------------------
Home Equity                                $1,110.7               85.0%
Indirect Installment                          120.3                9.2
Direct Installment                             60.1                4.6
Other Consumer Loans                           15.7                1.2
                                           --------              -----
                                           $1,306.8              100.0%
                                           ========              =====

Credit Risk Management

Over the past year, Provident has significantly  enhanced its Credit and Risk
Management  function through additional  experienced staff, new processes and enhanced  information  and  analytics.  Provident's  new  tactics  include  a
strategic   approach  to  the  portfolio,   balanced  with  valuing  our  key
relationship  customers.  Clear business and portfolio  strategies  allow for focused  marketing  of  new  accounts,  and  aggressive  management  of  both non-strategic portfolios and problem loans.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

A significant  change in the portfolio  composition  has and will continue to occur as a result of these strategic decisions.  Risk and return,  volatility and portfolio  suitability  have all been  important  considerations  in this change.  These  initiatives  include  de-emphasizing  the structured  finance lending as well as originating the  nonconforming  residential loans only for sale on a whole-loan basis. Regional middle market commercial lending, middle market  leasing and prime home equity loans are businesses  which  management believes  can be grown while  generating  more  predictable  future  earnings streams.

Enhanced  processes have improved our  understanding  of  publicly-identified exit portfolios and the value of our continuing businesses and relationships.
More  active  use of an  independent  Special  Assets  Division,  a  revamped internal  Portfolio Risk Review unit, and an expanded  Credit Officer network allow Provident to ensure independent oversight and improved communication of issues and problems  throughout the portfolio.  In addition,  Credit and Risk
Management is responsible for the  establishment and oversight of Provident's credit risk policies  addressing  underwriting  standards,  internal  lending limits and  methodologies  for monitoring credit risk within the various loan and lease portfolios.  Changes to these policies enhance  Provident's initial and ongoing risk management and monitoring capabilities.

Provident has expanded and improved its  analytical  and reporting  capacity, which in turn has improved the timeliness and value of portfolio information.
Loans and leases are  primarily  monitored by closely  following  changes and trends  in risk  characteristics.  The  characteristics  are  analyzed  using various techniques;  including,  credit scoring models for consumer and small business loans and leases and risk ratings for larger commercial,  commercial mortgage and commercial  construction  loans. These risk ratings are assigned based upon  individual  credit  analysis and are  aggregated for reporting to senior management on a regular basis. These same analytics serve as the basis for refining the rating system,  and establishing  portfolio wide targets and caution levels.  Early trends and thresholds  trigger changes in strategy and tactics  including the use of secondary market  alternatives to liquidate and mitigate problem exposures and portfolio segments.

Provident maintains a reserve for loan and lease losses to absorb losses from current outstandings and potential usage of unfunded commitments.  Discussion and  analysis of the  reserves as well as the overall  credit  quality of the off-balance  sheet lending  portfolio is provided in Note 20 of the "Notes to
Consolidated   Financial   Statements."  The  following   paragraphs  provide
information  concerning  its  on-balance  sheet credit  portfolio  and unused commitments.

The  reserve  for  loan and  lease  losses  is  maintained  at a level  which management  considers  adequate  to absorb  loan and lease  losses  given the conditions  at the time.  The reserve is increased by the  provision for loan and lease losses.  Loans and leases deemed  uncollectible are charged off and deducted  from the reserve while  recoveries  on loans and leases  previously charged off are added back to the reserve.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The  adequacy  of the  reserve for loan and lease  losses is  monitored  on a regular basis and reflects management's evaluation of numerous factors. These factors include the quality of the current loan  portfolio,  the trend in the loan portfolio's risk ratings, current economic conditions, specific industry trends,  loan  concentrations,  evaluation of specific loss estimates for all significant problem loans, payment histories, collateral valuations, historic charge-off and recovery experience, estimates of charge-offs for the upcoming year and other  pertinent  information.  Based upon the  analyses,  Provident lowered  its loan loss  reserve  to total  loans by 49 basis  points to 2.20%
during 2002 after raising the reserve ratio by 70 basis points in 2001.

Unfavorable  business conditions and difficulties  experienced by the airline industry have caused Provident to take large loan loss provisions  during the past three years. Late in the fourth quarter of 2000,  Provident placed three large loans,  totaling  $52  million,  on  nonaccrual  status.  Additionally, several  large  commercial  loan  charge-offs  were  recorded  at that  time.
Nonaccrual  loans  and  charge-offs  increased  during  2001 as the  economic climate  continued to  deteriorate,  particularly  with regard to the airline industry.  During  2001,  Provident  recorded  charge-offs,  write-downs  and additional  provision of $66 million on commercial  airline loans and leases.
Another $15 million of  provision  was  recorded  for  industries  other than commercial  airlines  that were related to the events of September  11, 2001.
During 2002,  Provident  recorded an  additional  $34 million of credit costs related to the  airline  industry.  Although  the economy  remained  sluggish
during  2002,  credit-related   volatility  began  to  stabilize.   Corporate
nonaccrual loans have declined $11.9 million since year-end 2001.

The reserve methodology  considers potential losses in the commercial airline portfolio as well as all other loan and lease types.  Risks in the commercial airline  portfolio  arise from principal  reliance on borrower credit quality and secondarily on equipment  value.  Based upon previous peak  outstandings, the  majority  of  commercial  airline  loans  and  leases  are to  borrowers considered to have better credit quality.  Even within this segment,  shorter maturities have left Provident exposed to residual equipment values resulting
in  modest   charge-offs.   Most  of  the  prior  charge-offs  and  valuation
adjustments dealt with  transactions  related to borrowers with weaker credit quality, which exposed Provident to weaker equipment values.  However, future events could occur that may  negatively  impact our  assessment of borrowers'
credit quality and equipment  values leading to higher reserves and potential future losses.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The  following  table shows  selected  information  relating  to  Provident's reserve for loan and lease losses:

                                                       December 31,
                                 ----------------------------------------------------
(In Thousands)                       2002       2001       2000       1999       1998
-------------------------------------------------------------------------------------
Reserve for Loan and Lease
 Losses at Beginning of Period   $241,143   $159,118   $ 95,181   $ 80,179   $ 75,669
Provision Charged to Expense       99,549    215,545    133,477     46,110     29,348
Acquired Reserves                       -     10,003      2,377      1,263          -
Loans and Leases Charged Off:
 Corporate Lending:
  Commercial                       81,371    105,711     63,497     25,145     14,403
  Mortgage                            183        844         96        247          3
  Construction                        850          -          -          -          -
  Lease Financing                  48,501     26,622      2,892      6,736      5,173
 Consumer Lending:
  Installment                       7,727      7,557      7,535     10,159     12,856
  Residential                      27,229     14,846      8,022        759        900
                                 --------   --------   --------   --------   --------
      Total Charge-Offs           165,861    155,580     82,042     43,046     33,335
                                 --------   --------   --------   --------   --------
Recoveries:
 Corporate Lending:
  Commercial                       10,274      2,675      3,406      2,742        836
  Mortgage                            137          8         20         42      1,344
  Construction                         21          -          -          -          -
  Lease Financing                   9,821      3,068      1,290      3,102        226
 Consumer Lending:
  Installment                       4,615      4,990      5,282      4,523      5,901
  Residential                       1,352      1,316        127        266        190
                                 --------   --------   --------   --------   --------
      Total Recoveries             26,220     12,057     10,125     10,675      8,497
                                 --------   --------   --------   --------   --------
Net Loans and Leases
 Charged Off                      139,641    143,523     71,917     32,371     24,838
                                 --------   --------   --------   --------   --------
Reserve for Loan and Lease
 Losses at End of Period         $201,051   $241,143   $159,118   $ 95,181   $ 80,179
                                 ========   ========   ========   ========   ========

On a percentage basis, the following table provides annual net charge-offs to average total loans and leases by category:

                                                     December 31,
                                   ------------------------------------------------
                                   2002       2001       2000       1999       1998
                                   ------------------------------------------------
Corporate Lending:
 Commercial                        1.65%      2.21%      1.38%       .63%       .43%
 Mortgage                           .01        .10        .01        .04       (.24)
 Construction                       .15       -          -          -          -
 Lease Financing                   3.23       2.46        .42       1.29       1.56
Consumer Lending:
 Installment                        .30        .33        .44        .96        .98
 Residential                       3.51       1.34       2.04        .05        .09
                                   ----       ----       ----        ---        ---
Net Charge-Offs to Average
 Total Loans and Leases            1.59%      1.63%      1.04%       .51%       .42%
                                   ====       ====       ====        ===        ===

Explanation  as to significant  changes in charge-offs  between 2000 and 2002 follows:

o  Commercial:  Net charge-offs to average loans were 1.65%,  2.21% and 1.38%
   for 2002, 2001 and 2000, respectively. The decrease in charge-offs in 2002 was due  primarily  to a decrease  in net  charge-offs  in the  structured finance area,  which is being  de-emphasized.  The increase in charge-offs for 2001 was due  primarily to the overall  deterioration  in the economy, particularly in the airline industry.  The increase in charge-offs in 2000

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

   was due primarily to the decline in asset quality indicators combined with the uncertain economic environment.

o  Commercial Lease Financings: Net charge-offs to average leases were 3.23%,
   2.46% and 0.42% for 2002, 2001 and 2000, respectively. The increase in the net  charge-off  percentage  during 2001 to 2002 was due  primarily  to an increase in charge-offs related to aircraft exposures.

o  Installment: Net charge-offs to average loans were .30%, .33% and .44% for
   2002,  2001 and 2000,  respectively.  The decrease in the  charge-offs for
   2000 as compared to 1999 was a result of lower  charge-offs in home equity and credit card loans. The reduction in home equity charge-offs was due to continued  focus on credit quality  standards on the  origination of these loans and improved technology of collection systems.

o  Residential:  Net charge-offs to average loans were 3.51%, 1.34% and 2.04%
   for 2002,  2001 and 2000,  respectively.  The increase in charge-offs  for
   2002 was due primarily to the $9.1 million charge-off taken in conjunction with the sale of $27 million of nonperforming  residential  mortgage loans that took place  during  the  second  quarter  of 2002.  The  increase  in charge-offs  for 2001 and 2000 was a result of  nonconforming  residential loans originated during the second half of 2000 and the first half of 2001 being kept on the balance sheet.

The following table shows the dollar amount of the reserve for loan and lease losses,  using management's  estimate,  by principal loan and lease category.
While  amounts  are  allocated  to various  portfolio  categories,  the total reserve,  less the  portion  attributable  to reserves  as  prescribed  under provisions of Statement No. 114, "Accounting by Creditors for Impairment of a
Loan," is available to absorb losses from any loan or lease category.

                                        December 31,
                     ----------------------------------------------------
(In Thousands)           2002       2001       2000       1999       1998
-------------------------------------------------------------------------
Corporate Lending:
 Commercial          $132,286   $168,248   $107,713   $ 73,992   $ 53,624
 Mortgage              12,337      5,837      8,291      4,645      5,428
 Construction           5,393      7,430      5,622      2,192      3,556
 Lease Financing       28,690     26,303     13,407      4,344      3,928
                     --------   --------   --------   --------   --------
                      178,706    207,818    135,033     85,173     66,536
Consumer Lending:
 Installment            1,490      5,696      9,089      8,245     11,003
 Residential           20,855     27,629     14,996      1,763      2,640
                     --------   --------   --------   --------   --------
                       22,345     33,325     24,085     10,008     13,643
                     --------   --------   --------   --------   --------
                     $201,051   $241,143   $159,118   $ 95,181   $ 80,179
                     ========   ========   ========   ========   ========

The changes in the corporate lending reserves and their distribution  between
2001 and 2002 resulted from numerous factors,  including: (1) the anticipated use of the reserves  established as of December 31, 2001 to absorb  potential charge-offs in the commercial  portfolio stemming from the commercial airline industry  as  well  as  several  unrelated  potential  charge-offs  in  other industries; (2) the implementation of an enhanced  commercial-related reserve methodology; and (3) the transfer of several commercial construction loans to commercial  mortgage  loan  status.  Additionally,  the  reserves  related to consumer lending declined due to the sale of higher risk assets.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The reserve levels are tested under various scenarios,  primarily  reflecting different  portfolio  migration and roll rates.  The rates used reflect those experienced  during  periods  of  varied  economic  conditions.  As  would be expected,  the  results  indicate  additional  provision  may be  required to maintain adequate reserves if the downside scenarios were to materialize.

The  following  table  presents  a summary of  various  indicators  of credit quality:

                                                        December 31,
                                  --------------------------------------------------------
(Dollars In Thousands)                2002        2001        2000        1999        1998
------------------------------------------------------------------------------------------
Nonaccrual Loans:
 Corporate Lending:
  Commercial                      $ 99,805    $116,663    $ 74,401    $ 43,452    $ 34,544
  Mortgage                          11,783       1,929       1,712       3,003         933
  Construction                       1,746       2,699           -         216           -
  Lease Financing                    4,008       7,986       6,503       1,309       4,002
                                  --------    --------    --------    --------    --------
                                   117,342     129,277      82,616      47,980      39,479
 Consumer Lending:
  Installment                            -           -           -          48          38
  Residential                       49,091      47,579      13,404       7,640       5,504
                                  --------    --------    --------    --------    --------
                                    49,091      47,579      13,404       7,688       5,542
                                  --------    --------    --------    --------    --------
 Total Nonaccrual Loans            166,433     176,856      96,020      55,668      45,021
Other Nonperforming Assets          15,780      20,907       8,805       3,870       2,767
                                  --------    --------    --------    --------    --------
Total Nonperforming Assets        $182,213    $197,763    $104,825    $ 59,538    $ 47,788
                                  ========    ========    ========    ========    ========
Loans 90 Days Past Due -
 Still Accruing                   $ 29,918    $ 30,326    $ 28,203    $ 14,943    $ 10,356
Loan and Lease Loss Reserve to:
  Total Loans and Leases              2.20%       2.69%       1.99%       1.43%       1.36%
  Nonaccrual Loans                  120.80      136.35      165.71      170.98      178.09
  Nonperforming Assets              110.34      121.94      151.79      159.87      167.78
Nonaccrual Loans to
 Total Loans and Leases               1.82        1.98        1.20         .84         .77
Nonperforming Assets to:
  Total Loans, Leases and
   Other Nonperforming Assets         1.99        2.20        1.31         .90         .81
  Total Assets                        1.04        1.19         .70         .50         .50

Loans and leases are generally  placed on nonaccrual  status when the payment of  principal  and/or  interest  is  past  due  90  days  or  more.  However, installment  loans  are not  placed on  nonaccrual  status  because  they are charged  off in the month the loans and  leases  reach 120 days past due.  In addition,  loans that are well secured and in the process of  collection  are not placed on nonaccrual status.  When a loan is placed on nonaccrual status, any  interest  income  previously  recognized  that has not been  received is reversed from income.  Future interest income is recorded only when a payment is received and collection of principal is considered reasonably assured.

Although loans and leases may be classified as  nonaccrual,  many continue to pay interest  irregularly or at less than the original contractual rates. The gross amount of interest income  recognized during 2002 with respect to these loans and leases was $1.7 million  compared to $16.2  million that would have been recognized had the loans and leases remained  current in accordance with their original terms.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Loans and leases  that have been  placed on  nonaccrual  status  are  further evaluated for potential losses based upon review and discussion among Credit,
Portfolio Risk Review, lending officers,  collection  associates,  and senior management.  Factors  considered  include  the  market  value  of  collateral associated  with a  specific  loan or  lease,  cash  flows  generated  by the borrower,  third-party  guarantees,  the  general  economic  climate  and any specific  industry trends that may affect an individual loan or lease.  Total nonaccrual loans at December 31, 2002 were $166.4 million. In addition, $73.1 million of  performing  loans were being  closely  monitored  due to possible credit problems.

Nonaccrual  loans  decreased  $10.4  million and other  nonperforming  assets decreased $5.1 million during 2002 while  nonaccrual  loans  increased  $80.8 million and other  nonperforming  assets increased $12.1 million during 2001.
The  following  table shows the  progression  of  nonaccrual  loans and other nonperforming assets during these time periods:

                                Corporate Lending
                       ------------------------------------     Consumer        Total        Other          Total
                                          Real        Lease  Residential   Nonaccrual  Nonperforming  Nonperforming
(In Thousands)         Commercial       Estate    Financing    Mortgages        Loans         Assets         Assets
-------------------------------------------------------------------------------------------------------------------
Balance at
 January 1, 2001        $  74,401    $   1,712    $   6,503    $  13,404    $  96,020      $   8,805      $ 104,825
Additions                 197,149        4,224       19,912       57,525      278,810          2,026        280,836
Payments / Sales          (43,218)        (464)      (3,872)      (2,966)     (50,520)        (5,722)       (56,242)
Charge-Offs               (97,352)        (844)     (14,557)     (12,257)    (125,010)        (6,646)      (131,656)
Transfers to Other
 Nonperforming Assets     (14,317)           -            -       (8,127)     (22,444)        22,444              -
                        ---------    ---------    ---------    ---------    ---------      ---------      ---------
Balance at
 December 31, 2001        116,663        4,628        7,986       47,579      176,856         20,907        197,763

Additions                 108,021       12,147       15,757       75,133      211,058          4,012        215,070
Payments / Sales          (51,503)      (2,023)      (5,136)     (27,376)     (86,038)       (20,345)      (106,383)
Charge-Offs               (73,076)      (1,033)     (14,599)     (23,055)    (111,763)        (4,481)      (116,244)
Transfers to Other
 Nonperforming Assets        (300)        (190)           -      (23,190)     (23,680)        23,680              -
Write-Downs                     -            -            -            -            -         (7,993)        (7,993)
                        ---------    ---------    ---------    ---------    ---------      ---------      ---------
Balance at
 December 31, 2002      $  99,805    $  13,529    $   4,008    $  49,091    $ 166,433      $  15,780      $ 182,213
                        =========    =========    =========    =========    =========      =========      =========

Credit Outlook and Operating Implications

In 2001,  Provident's  total credit costs (loan loss  provision  and aircraft lease  residual  write-offs)  increased  76% or $102  million  over the prior year's amount. These higher credit costs had a materially  unfavorable impact on net income.  To address asset quality issues and related credit costs that arose during 2001, management worked to improve its internal credit processes and resolve asset quality concerns in its loan and lease  portfolios.  Credit costs  declined  substantially  in 2002.  However,  if  credit  costs  should substantially  increase  again,  this  could  impact  Provident's  ability to maintain the payment of its quarterly dividend rate at current levels.

Noninterest Earning Assets

Leased  equipment  includes  the  leasing of  automobiles  to  consumers  and equipment to commercial customers. As of December 31, 2002 and 2001, the cost of  automobiles,  net of  depreciation,  was $2.1  billion and $2.4  billion, respectively,  and the  cost of  equipment,  net of  depreciation,  was  $266 million  for both  years.  The  decrease  in auto  leases  is  reflective  of management's  decision to provide fewer resources to this business due to its overall complexity and thin margin.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Goodwill  totaled $83  million  and $81  million as of December  31, 2002 and
2001, respectively. Goodwill represents the excess of the purchase price over net  identifiable  tangible  and  intangible  assets  acquired  in a purchase business  combination.  During 2001, the Financial Accounting Standards Board
issued  Statement No. 141,  "Business  Combinations,"  and Statement No. 142,
"Goodwill and Other  Intangible  Assets."  Under the new rules,  goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but  will be  subject  to  annual  impairment  tests in  accordance  with the
Statements.  Other  intangible  assets  continue to be  amortized  over their useful  lives.  These  rules  became  effective  as of  January  1,  2002 for
Provident.  Additional  information  on  goodwill  and other  intangibles  is provided in Note 8 of the "Notes to Consolidated Financial Statements."

Other assets  increased $41 million  during 2002 and  decreased  $244 million during  2001.  The  increase  in 2002 was  primarily  due to an  increase  in mortgage  servicing  rights and an  increase  in the  amount of market  value adjustments  recorded  in  relation  to  Statement  of  Financial  Accounting
Standards  No.  133  "Accounting  for  Derivative   Instruments  and  Hedging
Activities."  The  decrease  in 2001 was due  primarily  to the  decrease  in receivables from securitization trusts.

Deposits

Deposits  increased  $995  million  and $25  million  during  2002 and  2001, respectively.  During 2002, commercial deposits increased 68% to $1.1 billion at December 31, 2002 from $637  million at December  31,  2001.  During 2001, retail deposits  increased 16% to $5.6 billion at December 31, 2001 from $4.8 billion at December 31, 2000,  with  significant  contribution  from internet deposit-gathering  initiatives.  Offsetting  this increase was a $469 million decrease in  deposits  from  securitization  trusts  held at  Provident.  The following table presents a summary of period end deposit balances:

                                                               December 31,
                                                        ------------------------
(In Millions)                                             2002     2001     2000
--------------------------------------------------------------------------------
Noninterest Bearing Deposits of Securitization Trusts   $   48   $   27   $  496
Other Noninterest Bearing Deposits                       1,094      968      797
Interest Bearing Demand Deposits                         1,017      523      464
Savings Deposits                                         1,460    1,544    1,458
Certificates of Deposit Less than $100,000               2,621    2,551    2,239
Certificates of Deposit of $100,000 or More              3,609    3,241    3,375
                                                        ------   ------   ------
                                                        $9,849   $8,854   $8,829
                                                        ======   ======   ======

At December 31, 2002,  maturities on  certificates  of deposit of $100,000 or more were as follows (in millions):

3 months or less                                                        $ 255
Over 3 through 6 months                                                   213
Over 6 through 12 months                                                  228
Over 12 months                                                          2,913
                                                                       ------
  Total                                                                $3,609
                                                                       ======

Included in certificates of deposit of $100,000 or more at December 31, 2002,
2001 and 2000 were brokered  deposits of $2.7 billion,  $2.0 billion and $2.2 billion, respectively.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Provident issues brokered  certificates of deposit with embedded call options combined  with  interest  rate swaps with  matching call dates as part of its certificate  of  deposit  program.  Provident  has the  right to  redeem  the certificates  of deposit on  specific  dates prior to their  stated  maturity while  the  interest  rate  swaps  are  callable  at the  option  of the swap counterparty.  The terms and  conditions of the call options  embedded in the interest rate swaps match those of the  certificates  of deposit,  offsetting any option risk  exposure to Provident.  At December 31, 2002,  Provident had
$1.4 billion of brokered callable certificates of deposit.

Borrowed Funds

Borrowed funds are an important component of total funds necessary to support earning  assets.  In 2002,  short-term  debt increased $40 million (2%) while long-term debt  decreased $239 million (6%). An increase in commercial  paper borrowing  was the  primary  reason  for the  increase  in  short-term  debt.
Payments on medium-term notes and debt issued as secured  financings were the primary reasons for the decrease in long-term debt. In 2001,  short-term debt increased  $1.2 billion (195%) and long-term debt increased $57 million (1%).
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

Minority Interest

During June 2002,  Provident and its  consolidated  subsidiary,  PFGI Capital
Corporation  ("PFGI Capital"),  issued 6.6 million of equity units ("PRIDES")
to outside investors for $165 million.  The Bank owns all of the $165 million of Common Stock of PFGI  Capital.  The principal  business  objective of PFGI
Capital  is to hold and  manage  commercial  mortgage  loan  assets and other authorized  investments  acquired from the Bank that will generate net income for distribution to its stockholders.  PFGI Capital has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

Each  PRIDES is  comprised  of two  components  - a 3-year  forward  purchase commitment  ("Purchase  Contract")  and PFGI Capital  Preferred  Stock.  Each
Purchase Contract obligates the holder to buy, on August 17, 2005, for $25, a number  of  newly  issued  shares  of  Provident  Common  Stock  equal to the
"settlement  rate."  The  PRIDES  qualify  as Tier 1 Capital  for  regulatory capital purposes. Additional information concerning the PRIDES instruments is provided in Note 13 of the "Notes to Consolidated Financial Statements."

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Other Noninterest Bearing Liabilities

Accrued interest and other liabilities  decreased $56 million, or 12%, during
2002 after increasing $236 million,  or 94%, during 2001. The decrease during
2002  was  due  primarily  to a  reduction  in the  amount  of  market  value adjustments  recorded  in  relation  to  Statement  of  Financial  Accounting
Standards  No.  133,  "Accounting  for  Derivative  Instruments  and  Hedging
Activities."  The increase  during 2001 was due  primarily to the adoption of the provisions of Statement  133. For further  details  concerning  Statement
133, see Note 21 of "Notes to Consolidated Financial Statements."

OFF-BALANCE SHEET AND DERIVATIVE ARRANGEMENTS

Asset Securitization Activity

From 1996  through  the second  quarter  of 2000,  the  structure  of some of
Provident's  securitizations resulted in the transactions being accounted for as sales  through  the use of special  purpose  entities.  As such,  gains or losses were recognized,  loans and leases were removed from the balance sheet and residual  assets,  representing  the present  value of future cash flows, were  recorded.  During  the third  quarter  of 2000,  management  decided to
structure  all  future   securitizations   as  secured   financings   thereby
eliminating  the use of  gain-on-sale  accounting and leaving all debt on the balance sheet.  The switch to a secured  financing  structure does not affect the total profit  Provident will  recognize  over the life of the asset,  but
rather  impacts  the  timing  of  income   recognition.   Secured   financing
transactions,  as  compared to  transactions  accounted  for as sales,  cause reported earnings from securitized  assets to be lower in the initial periods and higher in later periods, as interest is earned on the assets.

The  securitization  and sale of loans and leases from 1996 through the first half of 2000  continues  to impact the current  presentation  of  Provident's financial  condition,  results of  operations  and  off-balance  sheet market risks. The following discusses this impact on the Consolidated  Statements of
Income and Consolidated Balance Sheets.

Impact  on  Consolidated  Statements  of  Income:  During  2000,  gains  were recognized  from the  securitization  and sale of loans and  leases.  No such gains were  recognized  during 2002 and 2001. The following  table provides a summary of principal securitized and gains recognized:

                                            2000
                                  -----------------------
(In Thousands)                     Principal         Gain
---------------------------------------------------------
Non-Cash Gains:
  Nonconforming Residential       $1,030,000   $   30,291
  Prime Home Equity                  158,598        4,156
                                  ----------   ----------
    Total Non-Cash Gains           1,188,598       34,447
  Cash Gains - Equipment Leases      223,705        9,083
                                  ----------   ----------
Total Securitization Sales        $1,412,303   $   43,530
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

Provident retains the servicing of the loans and leases it securitizes.  As a result, a significant level of assets is serviced by Provident,  which do not appear on its balance sheet.  These off-balance  sheet assets  contributed to the  generation of  approximately  $9 million in loan  servicing  fees during
2002.

Impact on Consolidated Balance Sheets: Securitized loans and leases that have been treated as sales have been removed from the balance sheet. The following table  provides a summary of the  outstanding  balances of these  off-balance sheet managed assets:

                                         December 31,
                            ------------------------------------
(In Thousands)                    2002         2001         2000
----------------------------------------------------------------
Nonconforming Residential   $1,779,127   $2,627,332   $3,625,033
Prime Home Equity              194,775      303,527      471,873
Equipment Leases                94,408      207,131      359,457
Credit Card                          -            -      165,000
                            ----------   ----------   ----------
                            $2,068,310   $3,137,990   $4,621,363
                            ==========   ==========   ==========

In  connection  with the sale of these loans and leases,  Provident  recorded
RISAs,  established  credit enhancing  collateral  accounts and has issued an unfunded secured demand note. As noted earlier, RISAs represent the rights to future cash flows arising after the  investors of the  securitization  trusts have received the return for which they contracted.  RISAs are subordinate to investors of the  securitization  trust with its value  subject to prepayment risks,  interest  rate  risks  and,  in certain  cases,  credit  risks on the transferred  assets.  As of December 31, 2002,  Provident had RISAs  totaling
$121.5 million.

Provident has provided collateral to its securitizations  structured as sales in the  form  of  cash,  loans  and an  unfunded  secured  demand  note.  The collateral is maintained at a significantly  higher balance than the level of estimated credit losses to improve the credit grade of the securitization and thereby reduce the rate paid to investors of the securitization  trust. As of
December  31,  2002,  collateral  consisted  of $57.4  million of cash,  $5.1 million  of loans and a secured  demand  note that  could be drawn up to $270 million.  Provident  had  reserves of $20.9  million as of  year-end  2002 to offset  future  losses.  Nonconforming  residential  RISAs  net of  its  loss reserves totaled $93.3 million.  Information concerning the credit quality of the  managed  loans,  cash flows of the  securitization  trust and  valuation analyses of the RISAs, may be found in "Management's  Discussion and Analysis of  Financial  Condition  and  Results of  Operations  - Critical  Accounting
Policies"  and  Note  20  included  in  "Notes  to   Consolidated   Financial
Statements."

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

New  Accounting  Pronouncement:  In January 2003,  the  Financial  Accounting
Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable
Interest  Entities" that addresses  consolidation by business  enterprises of variable interest entities (VIEs). Under this Interpretation, special purpose entities (SPEs) having certain attributes will now be consolidated  where, in the past,  they have  not.  The  Interpretation  does not  impact  qualifying special  purpose  entities  (QSPEs),  as  described  in  Statement  No.  140,
"Accounting   for   Transfers   and   Servicing  of   Financial   Assets  and
Extinguishments of Liabilities," and other SPEs with similar characteristics.
As management has determined that the SPEs used in the  securitization of its nonconforming residential,  prime home equities and equipment leases have the characteristics of a QSPE, these securitization  entities will continue to be excluded from consolidation.

Fannie Mae DUS Program

Red Mortgage Capital,  Inc. ("Red Mortgage"),  a member of Red Capital Group, is an  approved  Fannie Mae  Delegated  Underwriting  and  Servicing  ("DUS")
mortgage lender. Under the Fannie Mae DUS program, Red Mortgage  underwrites, funds and sells mortgage loans on multifamily  rental projects.  Red Mortgage then services these mortgage loans on Fannie Mae's behalf.  Participation  in the Fannie Mae DUS program  requires  Red  Mortgage to share the risk of loan losses with Fannie Mae. The  substance of this loss  sharing  arrangement  is that Red Mortgage  and Fannie Mae split  losses with  one-third of all losses assumed by Red Mortgage and two-thirds of all losses assumed by Fannie Mae.

Red Mortgage services  multifamily  mortgage loans under the DUS program with outstanding  principal  balances  aggregating  approximately  $3.0 billion at
December 31, 2002. At December 31, 2002, no DUS loans in Red Mortgage's  loan servicing portfolio were in default. Red Mortgage has established reserves of approximately  $8.7  million for  possible  losses  under this  program.  The reserve is determined by  evaluating  pools of homogenous  loans and includes information  based upon industry and historical loss  experience,  as well as each project's recent operating performance.  Management believes the reserve is maintained  at a level that  adequately  provides for the inherent  losses within Red  Mortgage's  portfolio of DUS loans.  The employees and management team of Red Mortgage have originated and serviced the existing Fannie Mae DUS loan servicing  portfolio since 1995 without any charge-offs  relating to the
DUS loans.

Interest Rate Swaps and Caps

At December 31, 2002,  Provident  held $3.8 billion in interest rate swaps on which it receives  payments at fixed interest rates while making  payments at variable  interest rates.  These instruments are used primarily as a hedge to offset time deposit  accounts and debt where  Provident  must pay interest at fixed rates.  As funds  received on these interest rate swaps match the fixed rate  payments  required of the time  deposits  and debt,  these  derivatives

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

essentially  convert  long-term fixed rate instruments into shorter repricing instruments.

Provident  also had $2.2  billion in  interest  rate  swaps that it  receives payments at floating  interest rates while making  payments at fixed interest rates.  The  primary  use  of  these  instruments  is for  off-balance  sheet
securitizations.   Provident   is   required  to  pay   investors   of  these
securitizations  interest at a floating rate, however, many of the underlying loans pay interest to Provident at fixed or longer-term adjustable rates. The use of these  interest  rate swaps  allows  Provident  to offset the floating interest rate payments to the investors with floating interest rates payments received from the interest rate swaps.  The fixed or  longer-term  adjustable interest rate payments  received from the underlying loans are used to offset the fixed rate interest payments required on these interest rate swaps.

Provident has  approximately  $2.75 billion in purchased  interest rate caps.
Interest  rate caps protect  against the impact of rising  interest  rates on interest-bearing financial instruments.  When interest rates go above a cap's strike rate,  the cap provides for receipt of payments  based on its notional amounts.  Risks  involved  in these  purchased  interest  rate caps have been mitigated by selling $2.75 billion in interest rate caps.

The fair  value of these  interest  rate swaps and caps are  recorded  on the consolidated  balance  sheet  as  either  other  assets  (derivatives  with a positive  fair value) or as other  liabilities  (derivatives  with a negative fair value) as prescribed by Statement of Financial  Accounting Standards No.
133,  "Accounting  for Derivative  Instruments and Hedging  Activities."  For
further details concerning Provident's interest rate swaps and caps, see Note
21 of "Notes to Consolidated Financial Statements."

Forward Delivery Commitments

Provident enters into forward  delivery  contracts for the future delivery of commercial real estate and residential mortgage loans at a specified interest rate to reduce the interest rate risk associated with loans held for sale. As of  December  31,  2002,  Provident  had $172  million  in  forward  delivery contracts.

Credit Risk Transfer Instruments

In order to mitigate credit risk within the auto lease  portfolio,  Provident has  entered  into credit risk  transfer  arrangements  during 2001 and 2000.
Under the 2001 transaction,  Provident transferred 97 1/2% of the credit risk on an auto lease  portfolio,  while retaining a 2 1/2%  first-loss  position.
Under the 2000 transaction,  Provident  transferred 98% of the credit risk on an auto lease  portfolio,  while  retaining a 2%  first-loss  position.  As a result  of  these  transactions,  Provident  was  able to  lower  its  credit
concentration   in  auto  leasing  while  reducing  its  regulatory   capital
requirements.  As of  December  31,  2002,  the  remaining  unpaid auto lease balances  on the  2001 and  2000  transactions  were  $0.4  billion  and $1.0 billion, respectively.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Credit Commitments, Standby Letters of Credit and Guarantees

Commitments  to extend credit are financial  instruments  in which  Provident agrees to provide  financing to customers  based on  predetermined  terms and conditions.  Since many of the  commitments  to extend credit are expected to expire  without  being  drawn  upon,  the  total  commitment  amounts  do not necessarily  represent future cash requirements.  As of December 31, 2002 and
2001, credit commitments totaled $2.9 billion and $2.2 billion, respectively.

Standby letters of credit are primarily  issued to support public and private borrowing  arrangements,  including  commercial  paper,  bond financing,  and similar  transactions.  The credit risk involved in issuing letters of credit is  essentially  the same as that  involved in extending  loan  facilities to customers.  Provident had $274 million and $193 million in standby letters of credit as of December 31, 2002 and 2001, respectively.

Provident  (Parent) has issued a guarantee  for a subsidiary to assist in its business activities. This guarantee was made to Fannie Mae for the benefit of
Red Mortgage  Capital,  Inc. Red Mortgage is an approved Fannie Mae Delegated
Underwriting and Servicing (DUS) mortgage lender. Participation in the Fannie
Mae DUS program  requires  Red Mortgage to share the risk of loan losses with
Fannie Mae. For Red Mortgage to  participate  in the loss sharing  agreement, the Parent  provided a  guarantee  to Fannie  Mae that it would  fulfill  all payments required of Red Mortgage under the loss sharing  arrangement and for servicing  advances  of  these  loans  if Red  Mortgage  fails  to  meet  its obligations.  The guarantee will continue until such time as the loss sharing agreement  is  amended or that Red  Mortgage  no longer  participates  in the
Fannie Mae DUS program. No liability is carried on the Parent's balance sheet for this guarantee as a liability has been  established for estimated  losses on Red Mortgage's balance sheet. Additional information concerning the Fannie
Mae DUS program may be found under  "Management  Discussion  and  Analysis of
Financial Condition and Results of Operations - Fannie Mae DUS Program."

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Total stockholders' equity at December 31, 2002 and 2001 was $880 million and
$802  million,  respectively.  The  change  in  the  equity  balance  relates primarily to net income exceeding dividends by $47 million and an increase in the market value of investment  securities  of $53 million,  (net of deferred taxes).

Provident's  capital  expenditure  program typically includes the purchase of computer  equipment and software,  branch  additions  and  enhancements,  ATM additions and office building renovations.  Capital expenditures for 2003 are estimated  to be  approximately  $30 million and include the purchase of data
processing   hardware  and  software,   branch  additions,   renovations  and
enhancements,  facility  renovations,  and  ATMs.  Management  believes  that currently  available  funds and funds provided by normal  operations  will be sufficient to meet these capital expenditure requirements.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The  following  table of ratios  is  important  for an  analysis  of  capital adequacy:

                                                             Year Ended December 31,
                                                             ------------------------
                                                             2002      2001      2000
                                                             ------------------------
Average Shareholders' Equity to Average Assets               5.12%     5.59%     6.70%
Average Tangible Shareholders' Equity to
  Average Tangible Assets                                    4.55      5.00      6.11
Period End Shareholders' Equity to Period End Assets         5.02      4.84      6.16
Period End Tangible Shareholders' Equity to
  Period End Tangible Assets                                 4.49      4.26      5.72
Dividend Payout to Net Earnings                             50.64       n/m     84.43
Tier 1 Capital to Risk-Weighted Assets                       9.40      7.95      8.56
Total Risk-Based Capital To Risk-Weighted Assets            11.43     10.71     10.60
Tier 1 Leverage Ratio                                        7.81      6.65      8.21

--------------------
n/m - not meaningful

Risk-based  capital  guidelines  established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and  off-balance  sheet items.  Provident is required to maintain  minimum ratios of 4.00% for Tier 1 capital to average assets, 4.00% for Tier 1 capital to risk-weighted  assets, and  8.00%  for total  risk-based  capital  to  risk-weighted  assets.  These guidelines  further  define  "well-capitalized"  levels  for  Tier  1,  total
risk-based  capital,   and  leverage  ratio  purposes  at  6%,  10%  and  5%,
respectively. Provident has consistently maintained regulatory capital ratios at or above the  well-capitalized  standards.  For further  detail on capital ratios, see Note 15 of the "Notes to Consolidated Financial Statements."

As noted in earlier  sections of this  report,  during the second  quarter of
2002,  Provident  issued  $165  million  of  PRIDES  in  connection  with the formation of PFGI  Capital.  These equity units  qualify as Tier 1 Capital in
Provident's calculation of regulatory capital ratios.

Liquidity

Adequate  liquidity  is  necessary  to meet the  borrowing  needs and deposit withdrawal requirements of customers as well as to satisfy liabilities,  fund operations  and support asset growth.  Management  forecasts that the largest liquidity  needs during 2003 will come from growth in the lending  portfolio, maturing  of retail and  brokered  certificates  of  deposit,  and  scheduled principal  payments on long-term debt.  Provident has a variety of sources to meet  these  liquidity  demands.  First,  management  expects  to  issue  new certificates of deposit along with renewing many of its maturing certificates of deposit.  Management  also projects  growth  within  retail  transactional deposits.  Additional  sources of liquidity  include the secured financing of commercial and consumer loans and leases,  whole-loan  sales of nonconforming residential  loans  and  the  availability  to  borrow  both  short-term  and long-term funds.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The following table represents Provident's estimated contractual obligations, excluding short-term obligations, at December 31, 2002:

                               Less Than  From 1 to  From 3 to  More Than
(In Millions)                     1 Year    3 Years    5 Years    5 Years     Total
-----------------------------------------------------------------------------------
Certificates of Deposit          $ 1,499    $ 1,676    $ 1,289    $ 1,766   $ 6,230
Long-Term Debt                       445      1,736        831        831     3,843
Junior Subordinated Debentures         -          -          -        451       451
Rental Obligations                    16         26         19         44       105
                                 -------    -------    -------    -------   -------
                                 $ 1,960    $ 3,438    $ 2,139    $ 3,092   $10,629
                                 =======    =======    =======    =======   =======

Consistent with Provident's  contingent funding plan, management monitors the potential  impact of changes in its  corporate  ratings on  existing  and new business  transactions.  Ratings related liquidity events may include reduced availability of short-term federal funds,  reduced availability to the surety bond  market  that  supports  the  bank's  Public  Funds  program  and  other commitments  provided to third parties in related business  transactions.  If such ratings events are anticipated,  management will take actions to enhance balance sheet liquidity  positions to meet liquidity  needs.  Such actions to enhance  liquidity  positions were taken in connection with Provident's March
5,  2003  announcement  related  to  the  restatement  of  its  earnings.  In anticipation  of potential  ratings  downgrades,  management  took actions to enhance  liquidity  positions,  including  issuance  of  additional  brokered certificates  of deposits.  Additional  term  liquidity  reduces  reliance on short-term  funding and  increases  the  availability  of  collateral  in the investment portfolio.  Management will continue to monitor events as the need may arise for further liquidity enhancements in the future.

The parent company's  primary liquidity needs during 2003 will be the payment of dividends to its preferred and common shareholders,  funds for activity of the commercial paper operations and interest payments on junior  subordinated debentures. The major source of liquidity for the parent company is dividends and interest paid to it by its subsidiaries.  Provident received dividends of
$45  million,   $15  million  and  $37  million  in  2002,   2001  and  2000,
respectively.  The amount of dividends  available  for payment in 2003 by The
Provident  Bank,  Provident's  banking  subsidiary,  is  approximately  $30.2 million,  plus 2003 net income. It is unlikely,  however, that the Bank would pay annual dividends to the parent company that exceeds $60 million.

The parent company also received  interest  payments of $25.4 million,  $24.9 million and $13.2  million for the years ended  December 31,  2002,  2001 and
2000,  respectively,  from its  subsidiaries.  These  interest  payments were primarily  the result of $249.5  million of  subordinated  debt loaned to the
Bank. The subordinated debt matures during 2009 and 2010. Management believes that dividends and interest payments from the Bank will be sufficient to meet the parent company's liquidity requirements in 2003.

At December 31, 2002, the parent company had $170 million in general  purpose lines of credit with unaffiliated banks. The principal purpose of these lines was to provide a backup  facility for its commercial  paper program.  In July
2002,  the parent  company  issued $75 million of  long-term  senior notes to improve  its  overall  liquidity  position.  Proceeds  from these  notes have provided sufficient  incremental liquidity to meet its short-term obligations and have eliminated the primary use of the lines.  The lines were not renewed at their March 27,  2003  expiration  date.  The lines of credit had not been drawn upon during the past three years.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Note 1 to the "Notes to Consolidated  Financial Statements" lists significant accounting  policies used in the development and  presentation of Provident's
financial  statements.   However,  four  of  these  accounting  policies  are
considered to be critical due to the level of sensitivity and subjectivity of their underlying  accounting  estimates.  These critical  accounting policies concern the adequacy of the reserve for loan and lease losses;  the valuation of retained  interest in securitized  assets (RISAs) and  securitized  credit enhancements;  the valuation of mortgage  servicing assets; and the valuation of derivatives.

Reserve for Loan and Lease  Losses:  Provident  maintains a reserve to absorb
potential  loan  and  lease  losses   inherent  in  its  lending   portfolio.
Management's  determination of the adequacy of the loan loss reserve is based on an assessment of the  potential  losses given the  conditions at the time.
This  assessment  consists of certain loans and leases being  evaluated on an individual  basis, as well as all loans and leases being categorized based on common  credit risk  attributes  and being  evaluated as a group.  Management evaluates  numerous factors  including the credit quality of the current loan portfolio,  the trend in the loan portfolio's risk ratings,  current economic conditions,  specific  industry trends,  loan  concentrations,  evaluation of specific loss estimates for all significant problem loans, payment histories,
collateral   valuations,   historical  charge-off  and  recovery  experience,
estimates  of   charge-offs   for  the  upcoming  year  and  other   relevant
information.

Loans and leases that have been placed on classified and/or nonaccrual status are further  evaluated for potential  losses based upon review and discussion among Credit, Portfolio Risk Review, lending officers, collection associates, and  senior  management.  Factors  considered  include  the  market  value of collateral  or real estate  associated  with a specific  loan or lease,  cash flows generated by the borrower, third-party guarantees, the general economic climate and any specific  industry  trends that may affect an individual loan or lease.

Additional loss estimates  associated with securitized  assets and loans sold under the Fannie Mae DUS Program are provided for separately from the reserve for loan and lease losses.  For more information on credit exposures on these
off-balance  sheet  assets,  see  "Management   Discussion  and  Analysis  of
Financial  Condition  and  Results  of  Operations  -  Off-Balance  Sheet and
Derivative  Arrangements" and Note 20 of the "Notes to Consolidated Financial
Statements."

RISAs and  Securitized  Credit  Enhancements:  Prior to July 2000,  Provident
structured  its  securitization  transactions  as sales.  As such,  Provident retained (a) future cash flows of the underlying  loans,  net of payments due to  investors  of the  securitization  trust,  servicing  fees and other fees
(RISAs),  (b)  servicing  rights  on the  loans and  leases,  and (c)  credit enhancement  accounts used to absorb credit losses on the loans  securitized.
Gain or  loss  on the  sale of the  loans  depended  in part on the  previous carrying amount of the financial  assets involved in the transfer,  allocated between the assets sold and the assets  retained based on their relative fair value at the date of transfer.  However,  quotes are  generally not available

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

for assets  retained,  so  Provident  estimates  the fair value  based on key assumptions,  including  prepayment  speeds,  credit  losses,  forward  yield curves, and discount rates commensurate with the risks involved.

Provident  monitors  the  valuation  of the  RISAs on a  monthly  basis.  The valuation  centers  primarily  around two estimates,  total life-time  credit losses and the constant  prepayment rate (CPR). During the current year, both of these factors have trended upward which has had an  unfavorable  impact on the nonconforming residential RISA valuation.  Additionally, the CPR has also been impacted by management's decision to accelerate the liquidation of other
real  estate  associated  with  the  securitized   nonconforming  residential
portfolio.  Provident  models a CPR range from 26% to 35% with the actual CPR currently  running at 30%. If the CPR stays at its current level,  management estimates that there would be sufficient cash flows to absorb lifetime losses up to 6.3%. If the CPR rises to 35%, there would be sufficient  cash flows to absorb  lifetime  losses  up to  5.4%.  Cumulative  incurred  losses  through
December 31, 2002 are 3.6%,  with estimated total lifetime losses expected to be 5.6%. On a worst case basis,  management currently estimates that lifetime losses should not exceed 6.1%  assuming real estate values remain  relatively
stable.  From  an  earnings  sensitivity   standpoint,   above  certain  loss
thresholds,  5 basis points in losses  represent a $1.8  million  unfavorable after-tax impact.  Should both the estimated  life-time credit losses and CPR continue to rise,  impairment  of the RISA value could occur.  Future  period cash flow  realizations  may differ from current  projections  as a result of timing  differences  in  credit  related  charge-offs  in any  given  period.
Although these variances may not change the life-time loss assumptions,  they may result in temporary  negative cash flows and the  possibility of a charge to earnings.  At December 31, 2002,  management believes the current carrying value of the RISA asset is properly stated.  Additional  sensitivity analyses is provided in Note 20 of the "Notes to Consolidated Financial Statements."

Valuation of Mortgage  Servicing Rights:  Provident  recognizes the rights to service  mortgage  loans it does not own but services for others within Other
Assets of its balance sheets.  Mortgage  servicing  assets are carried at the lower of the initial carrying value, adjusted for amortization,  or estimated fair value.  Estimated fair value is based on projected discounted cash flows which takes into consideration  estimated servicing fees,  prepayment speeds, discount  rates,  earnings on deposit of escrow funds and other  assumptions.
These  estimates  have a significant  impact on the valuation of the mortgage servicing  assets.  Mortgage  servicing rights are tested quarterly to verify the market value equals or exceeds its carrying value.

Valuation  of   Derivatives:   In  accordance  with  Statement  of  Financial
Accounting  Standards No. 133,  "Accounting  for Derivative  Instruments  and
Hedging   Activities,"   Provident  carries  the  fair  value  of  derivative
instruments on its consolidated balance sheets with changes in value recorded in the income statement or as other comprehensive income.  Although the value of  the  derivatives  are  determined  using  third-party  valuations,  these valuations use discounted  cash flow modeling  techniques,  which require the use of  assumptions  concerning  the amount and timing of future  cash flows.
These   estimates  have  a  significant   impact  on  the  valuation  of  the
derivatives.

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

Provident uses an earnings  simulation  model to analyze net interest  income sensitivity to movements in interest rates. The model evaluates the effect of changes in interest rates on net interest income by running various  interest rate  scenarios  up and  down  from a flat  rate  scenario.  As a  basis  for strategic  interest rate risk management,  the ALCO group regularly  analyzes the impact of four to six additional  interest rate scenarios on net interest income in addition to the  standard  scenarios  used for policy  measurement.
These rate scenarios are established by ALCO and  incorporate  changes to the slope of the yield  curve.  The balance  sheet  assumptions,  including  loan growth,  funding mix, and  prepayment  speeds  primarily on mortgage  related products, are adjusted for each rate scenario. Market-based prepayment speeds are  incorporated  into  the  analysis,  particularly  for  mortgage  related products,  including  investment  portfolio  securities.  Faster  prepayments during low interest rate  environments  such as the current levels negatively impact interest rate margins due to lower reinvestment yields.

Provident's  policy limit stipulates that the negative impact on net interest income  from a +/-200  basis  points,  12 month  gradual  parallel  ramp rate scenario as compared to the flat rate scenario  cannot exceed 10 percent over the next 12 month period.  These tests are performed on a monthly basis,  and the results are presented to the Board of Directors.  Based on the results of the simulation  model, net interest income would change by the following over the next 12-month period:

                                  2002        2001
                                 ------------------
100 Basis Points Decrease        (3.92%)      0.24%
100 Basis Points Increase         0.55%      (0.33%)

200 Basis Points Decrease          n/a         n/a
200 Basis Points Increase        (0.52%)     (0.74%)

Due to the current low interest rate environment,  nothing beyond a 100 basis point decrease was simulated for 2002.

Although classified as leased equipment,  Provident continues to include auto leases in its interest sensitivity analysis.

ALCO regularly incorporates  discussions and analyses of market risk embedded in off-balance sheet activities as well as on non-interest  income items such as loan sale  premiums.  ALCO actively  monitors the impact of related market risk since these premiums are sensitive to changes in interest rates.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

All  transaction  accounts are regularly  analyzed for embedded  market risk.
These accounts are evaluated with respect to their repricing  characteristics as well as their expected  average lives.  Provident  offers a diverse set of managed transaction accounts including some that reprice according to a third party  index  and  some  with  managed  rates.  ALCO  actively  monitors  the behavioral characteristics of these products.  Although indexed account rates move parallel to movements in short term rates,  managed account rates adjust slower and at smaller increments due to the competitive  environment.  During the current low rate  environment,  such price rigidities  negatively  impact interest rate margins in the short run; however, the long-term  profitability and liquidity characteristics of these accounts are very attractive.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                        INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors ........................ 45

Financial Statements:

Provident Financial Group, Inc. and Subsidiaries

Supplementary Data:

Quarterly Consolidated Results of Operations (unaudited) ................. 89

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Provident Financial Group, Inc.

We have audited the  accompanying  consolidated  balance  sheets of Provident
Financial Group,  Inc. and subsidiaries as of December 31, 2002 and 2001, and the  related  consolidated  statements  of income,  changes in  shareholders'
equity  and cash  flows  for each of the  three  years  in the  period  ended
December 31, 2002. These financial  statements are the  responsibility of the
Company's  management.  Our  responsibility is to express an opinion on these financial statements based on our audits.

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

In our  opinion,  the  consolidated  financial  statements  referred to above present fairly, in all material respects, the consolidated financial position of Provident  Financial Group, Inc. and subsidiaries at December 31, 2002 and
2001, and the  consolidated  results of their operations and their cash flows for each of the  three  years in the  period  ended  December  31,  2002,  in conformity  with  accounting  principles  generally  accepted  in the  United
States.

As discussed in Note 3 to the consolidated  financial  statements,  Provident
Financial  Group,   Inc.  has  restated   previously  issued  2000  and  2001
consolidated financial statements.

As  discussed in Note 8 to the  consolidated  financial  statements,  in 2002
Provident Financial Group, Inc. changed its method of accounting for goodwill in  accordance  with  Statement of Financial  Accounting  Standards  No. 142,
"Goodwill and Other Intangible Assets."

                                             /s/ ERNST & YOUNG LLP

Cincinnati, Ohio
April 11, 2003

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                         ----------------------------
                                                                                 2001
                                                                          As Restated
(Dollars in Thousands)                                           2002      See Note 3
-------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                $    351,994    $    378,257
  Federal Funds Sold and Reverse Repurchase Agreements        188,925         122,966
  Trading Account Securities                                  127,848         101,156
  Loans Held for Sale                                         436,884         217,914
  Investment Securities Available for Sale
   (amortized cost - $4,158,511 and $3,510,601)             4,215,238       3,486,058
  Loans and Leases:
    Corporate Lending:
      Commercial                                            4,482,373       4,540,088
      Mortgage                                                960,636         939,824
      Construction                                            510,331         528,008
      Lease Financing                                       1,273,901       1,106,144
    Consumer Lending:
      Installment                                           1,306,761         913,312
      Residential                                             599,793         922,747
                                                         ------------    ------------
        Total Loans and Leases                              9,133,795       8,950,123
      Reserve for Loan and Lease Losses                      (201,051)       (241,143)
                                                         ------------    ------------
        Net Loans and Leases                                8,932,744       8,708,980
  Leased Equipment                                          2,350,356       2,651,394
  Premises and Equipment                                      101,513         103,085
  Goodwill                                                     82,651          80,649
  Other Assets                                                751,856         710,372
                                                         ------------    ------------
TOTAL ASSETS                                             $ 17,540,009    $ 16,560,831
                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                $  1,141,990    $    994,978
      Interest Bearing                                      8,706,989       7,859,272
                                                         ------------    ------------
        Total Deposits                                      9,848,979       8,854,250
    Short-Term Debt                                         1,925,005       1,885,309
    Long-Term Debt                                          3,842,657       4,081,414
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures                 451,074         450,759
    Minority Interest                                         160,966               -
    Accrued Interest and Other Liabilities                    430,957         487,266
                                                         ------------    ------------
        Total Liabilities                                  16,659,638      15,758,998
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized:
     Series D, 70,272 Issued                                    7,000           7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 48,760,462 and 49,205,897 Issued              14,454          14,587
    Capital Surplus                                           298,025         322,024
    Retained Earnings                                         604,013         556,918
    Accumulated Other Comprehensive Loss                      (43,121)        (98,696)
                                                         ------------    ------------
        Total Shareholders' Equity                            880,371         801,833
                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 17,540,009    $ 16,560,831
                                                         ============    ============

See notes to consolidated financial statements.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                                     Year Ended December 31,
                                              ----------------------------------
                                                             2001         2000
                                                        As Restated  As Restated
(In Thousands, Except Per Share Data)              2002  See Note 3   See Note 3
--------------------------------------------------------------------------------
Interest Income:
 Interest and Fees on Loans and Leases        $ 600,460   $ 747,930    $ 673,561
 Interest on Investment Securities              217,595     204,304      227,701
 Other Interest Income                           23,333      21,061        4,306
                                              ---------   ---------    ---------
   Total Interest Income                        841,388     973,295      905,568
Interest Expense:
 Interest on Deposits:
  Savings and Demand Deposits                    38,748      68,559       78,421
  Time Deposits                                 223,424     317,810      301,918
                                              ---------   ---------    ---------
   Total Interest on Deposits                   262,172     386,369      380,339
 Interest on Short-Term Debt                     35,642      55,819       86,797
 Interest on Long-Term Debt                     204,742     230,061      174,761
 Interest on Junior Subordinated Debentures      23,274      30,551       20,033
                                              ---------   ---------    ---------
  Total Interest Expense                        525,830     702,800      661,930
                                              ---------   ---------    ---------
   Net Interest Income                          315,558     270,495      243,638
Provision for Loan and Lease Losses              99,549     215,545      133,477
                                              ---------   ---------    ---------
 Net Interest Income After Provision for
  Loan and Lease Losses                         216,009      54,950      110,161
Noninterest Income:
 Service Charges on Deposit Accounts             45,184      39,924       35,138
 Loan Servicing Fees                             33,835      33,026       37,849
 Commercial Mortgage Banking Revenue             25,354      29,490        5,674
 Other Service Charges and Fees                  48,563      38,833       49,108
 Leasing Income                                 605,887     584,065      461,209
 Non-Cash Gain on Sales of Loans and Leases           -           -       34,447
 Cash Gain on Sales of Loans and Leases          15,691       6,311       10,452
 Warrant Gains                                    8,186         412        7,500
 Security Gains                                   2,596           -          155
 Other                                           20,196      24,375       19,084
                                              ---------   ---------    ---------
  Total Noninterest Income                      805,492     756,436      660,616
Noninterest Expense:
 Salaries, Wages and Benefits                   233,178     201,715      172,903
 Charges and Fees                                30,531      31,888       22,099
 Occupancy                                       23,637      22,605       20,631
 Leasing Expense                                416,508     402,372      300,711
 Equipment Expense                               24,345      25,234       26,045
 Professional Fees                               25,990      24,507       21,735
 Minority Interest Expense                        7,069           -            -
 Merger and Restructuring Charges                     -           -       39,300
 Other                                          114,770     104,663       76,977
                                              ---------   ---------    ---------
  Total Noninterest Expenses                    876,028     812,984      680,401
                                              ---------   ---------    ---------
Income (Loss) Before Income Taxes               145,473      (1,598)      90,376
Applicable Income Taxes                          50,022        (595)      33,835
                                              ---------   ---------    ---------
  Net Income (Loss)                           $  95,451   $  (1,003)   $  56,541
                                              =========   =========    =========

Basic Earnings (Loss) Per Common Share        $    1.94   $    (.04)   $    1.14
Diluted Earnings (Loss) Per Common Share           1.88        (.04)        1.12
Cash Dividends Paid Per Common Share                .96         .96          .96

See notes to consolidated financial statements.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                   Retained     Accumulated
                                                                                   Earnings           Other
(In Thousands,                     Preferred               Common     Capital   As Restated   Comprehensive
 Except Per Share Data)                Stock    Shares      Stock     Surplus    See Note 3       Loss, Net        Total
------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000
 as Previously Reported               $ 7,000   48,619   $ 14,410   $ 308,237     $ 646,472      $ (49,897)   $ 926,222

Accumulative Adjustment for
 Restatement of Prior Years                                                         (49,352)                    (49,352)
                                      -------   ------   --------   ---------     ---------      ---------    ---------

Balance at January 1, 2000
 as Restated                            7,000   48,619     14,410     308,237       597,120        (49,897)     876,870

Net Income                                                                           56,541                      56,541
Change in Unrealized
 Gains (Losses) on
 Marketable Securities                                                                              31,968       31,968
                                                                                                              ---------
   Comprehensive Income                                                                                          88,509
Cash Dividends Declared on:
 Common Stock ($.96/share)                                                          (46,789)                    (46,789)
 Preferred Stock ($13.50/share)                                                        (949)                       (949)
Principal Payments on Loans/
 Amortization of Expense
 Related to Employee Stock
 Benefit Plans                                                            780                                       780
Liquidation of Employee
 Stock Benefit Plans                                                    1,469                                     1,469
Exercise of Stock Options and
 Accompanying Tax Benefits                         195         59       3,842                                     3,901
Deferred Compensation
 Tax Adjustment                                                           567                                       567
                                      -------   ------   --------   ---------     ---------      ---------    ---------
Balance at December 31, 2000            7,000   48,814     14,469     314,895       605,923        (17,929)     924,358

Net Loss                                                                             (1,003)                     (1,003)
Other Comprehensive
 Income, Net of Tax:
 Cumulative Effect of a Change
  in Accounting Principle                                                                          (28,332)     (28,332)
 Change in Unrealized
  Gains (Losses) on:
   Hedging Instruments                                                                             (54,411)     (54,411)
   Marketable Securities                                                                             1,976        1,976
                                                                                                              ---------
    Total Comprehensive Loss                                                                                    (81,770)
Cash Dividends Declared on:
 Common Stock ($.96/share)                                                          (47,053)                    (47,053)
 Preferred Stock ($13.50/share)                                                        (949)                       (949)
Exercise of Stock Options and
 Accompanying Tax Benefits                         375        113       6,477                                     6,590
Distribution of Contingent
 Shares for Prior Year
 Acquisition                                        28          8         822                                       830
Stock Purchased and Cancelled                      (11)        (3)       (243)                                     (246)
Other                                                                      73                                        73
                                      -------   ------   --------   ---------     ---------      ---------    ---------
Balance at December 31, 2001            7,000   49,206     14,587     322,024       556,918        (98,696)     801,833

Net Income                                                                           95,451                      95,451
Other Comprehensive
 Income, Net of Tax:
 Change in Unrealized
  Gains (Losses) on:
   Hedging Instruments                                                                               2,813        2,813
   Marketable Securities                                                                            52,762       52,762
                                                                                                              ---------
    Total Comprehensive Income                                                                                  151,026
Cash Dividends Declared on:
 Common Stock ($.96/share)                                                          (47,385)                    (47,385)
 Preferred Stock ($13.50/share)                                                        (949)                       (949)
Exercise of Stock Options and
 Accompanying Tax Benefits                         336        101       5,200                                     5,301
Benefit Plan Assets in
 Provident Stock                                  (781)      (234)    (22,258)          (22)                    (22,514)
Costs and Present Value of
 Contract Payments of
 PRIDES Securities                                                     (6,917)                                   (6,917)
Stock Purchased and Cancelled                       (1)                   (24)                                      (24)
                                      -------   ------   --------   ---------     ---------      ---------    ---------
Balance at December 31, 2002          $ 7,000   48,760   $ 14,454   $ 298,025     $ 604,013      $ (43,121)   $ 880,371
                                      =======   ======   ========   =========     =========      =========    =========

See notes to consolidated financial statements.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31,
                                                         -----------------------------------------
                                                                               2001           2000
                                                                        As Restated    As Restated
(In Thousands)                                                  2002     See Note 3     See Note 3
--------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income (Loss)                                       $    95,451    $    (1,003)   $    56,541
 Adjustments to Reconcile Net Income to Net Cash
  Provided by (Used in) Operating Activities:
   Provision for Loan and Lease Losses                        99,549        215,545        133,477
   Amortization of Goodwill                                        -          4,317          3,718
   Other Amortization and Accretion                           26,654             83        (28,158)
   Depreciation of Leased Equipment                          419,438        387,235        296,997
   Depreciation of Premises and Equipment                     22,088         22,482         21,743
   Tax Benefit Received from Exercise of Stock Options         1,069          2,706            513
   Realized Investment Security Gains                         (2,596)             -           (155)
   Proceeds From Sale of Loans Held for Sale               3,065,139      2,825,184      1,049,470
   Origination of Loans Held for Sale                     (3,270,407)    (2,834,074)    (1,192,804)
   Realized Gains on Loans Held for Sale                     (13,702)        (2,856)       (30,607)
   (Increase) Decrease in Trading Account Securities         (11,368)       (59,207)        32,767
   (Increase) Decrease in Interest Receivable                  1,171          4,402        (23,635)
   Increase in Other Assets                                   (5,711)      (144,760)        (4,699)
   Increase (Decrease) in Interest Payable                    (4,745)        (4,099)        22,209
   Deferred Income Taxes                                      24,957        (11,915)        10,808
   Increase (Decrease) in Other Liabilities                  (65,135)        57,596        (70,616)
                                                         -----------    -----------    -----------
    Net Cash Provided by Operating Activities                381,852        461,636        277,569
                                                         -----------    -----------    -----------
Investing Activities:
 Investment Securities Available for Sale:
  Proceeds from Sales                                      1,423,825      2,264,759      2,229,586
  Proceeds from Maturities and Prepayments                 1,282,271      1,120,965        485,028
  Purchases                                               (3,346,950)    (3,833,511)    (2,885,170)
(Increase) Decrease in Receivables Due
 From Securitization Trusts                                     (962)       466,268        (91,134)
 Net Increase in Loans and Leases                           (320,208)    (1,085,819)    (1,874,728)
 Net Increase in Leased Equipment                           (118,400)      (652,695)      (875,601)
 Net Increase in Premises and Equipment                      (20,516)       (21,648)       (23,863)
 Acquisitions                                                      -              -       (129,190)
                                                         -----------    -----------    -----------
  Net Cash Used in Investing Activities                   (1,100,940)    (1,741,681)    (3,165,072)
                                                         -----------    -----------    -----------
Financing Activities:
 Net Increase in Deposits                                    882,968         43,254      1,529,122
 Net Increase (Decrease) in Short-Term Debt                   39,696      1,246,286       (436,107)
 Principal Payments on Long-Term Debt                       (366,959)      (259,041)      (587,307)
 Proceeds from Issuance of Long-Term Debt and
  Junior Subordinated Debentures                              86,239        426,032      2,416,214
 Proceeds from Issuance of Minority Interest                 160,966              -              -
 Cash Dividends Paid                                         (48,334)       (48,002)       (47,738)
 Repurchase of Common Stock                                      (24)          (246)             -
 Proceeds from Exercise of Stock Options                       4,232          3,884          3,388
 Net Increase in Other Equity Items                                -             73          2,816
                                                         -----------    -----------    -----------
  Net Cash Provided by Financing Activities                  758,784      1,412,240      2,880,388
                                                         -----------    -----------    -----------
   Increase (Decrease) in Cash and Cash Equivalents           39,696        132,195         (7,115)
Cash and Cash Equivalents at Beginning of Period             501,223        369,028        376,143
                                                         -----------    -----------    -----------
   Cash and Cash Equivalents at End of Period            $   540,919    $   501,223    $   369,028
                                                         ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
 Cash Paid for:
  Interest                                               $   464,821    $   634,239    $   560,801
  Income Taxes                                                 6,318         20,044         58,883
 Non-Cash Activity:
  Transfer of Loans and Premises and Equipment
   to Other Real Estate                                       23,680         22,444         14,365
  Residual Interest in Securitized Assets
   Created from the Sale of Loans                                  -              -        106,098

See notes to consolidated financial statements.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  ACCOUNTING  POLICIES:
-------------------------------
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

BASIS OF  PRESENTATION:  The accounting  and reporting  policies of Provident conform with accounting  principles  generally accepted in the United States.
Certain estimates are required to be made by management in the preparation of the consolidated  financial statements.  Actual results may differ from those estimates.  All significant  intercompany balances and transactions have been eliminated.  Certain  reclassifications  have  been  made to  conform  to the current year presentation.

The consolidated  financial  statements include the accounts of Provident and its subsidiaries. Investments in companies in which Provident has significant influence  over  operating and financing  decisions  (principally  defined as owning a voting or economic  interest of 20% to 50%) are accounted for by the equity method of accounting.

Special  purpose  entities  (SPEs) have been  formed for many of  Provident's securitization  transactions.  These SPEs are not operating entities, have no employees,  and  have a  limited  life.  The  basic  SPE  structure  involves
Provident transferring loans or leases to the SPE. The SPE funds the purchase of these assets by issuing debt securities to investors.  The legal documents governing  the SPE  transactions  describe  how the cash earned on the assets held in the SPE must be allocated  to the  investors  and other  parties that have  rights to these cash flows.  SPEs can be  structured  to be  bankruptcy remote,  thereby  insulating  investors  from the impact of the  creditors of other entities,  including the seller of the assets. SPEs are critical to the
functioning  of  several   significant   markets,   including,   asset-backed
securities, mortgage-backed securities and commercial paper markets.

Generally,  Provident's  securitization  transactions  from 1996  through the second quarter of 2000 involved loans and equipment leases being  transferred to SPEs. Loans and equipment leases sold to these SPEs are no longer recorded on Provident's balance sheet and the SPEs are not consolidated.  Statement of
Financial  Accounting  Standards  No.  140,  "Accounting  for  Transfers  and
Servicing of Financial Assets and  Extinguishments of Liabilities,"  provides specific  criteria  for  determining  when an SPE meets the  definition  of a
qualifying   special-purpose   entity   (QSPE).   Provident's   nonconforming
residential,  prime home equity and  equipment  lease  transactions  meet the applicable  QSPE criteria  under  Statement 140 and are not  consolidated  on
Provident's balance sheet.

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

LOANS  AND  LEASES:  Loans  are  generally  stated  at the  principal  amount outstanding. Loans that are intended to be sold within a short period of time are  classified  as held for sale.  Loans held for sale are  reported  at the lower of aggregate cost or market value. Interest on loans is computed on the outstanding  principal  balance.  The portion of loan fees which  exceeds the direct costs to originate  the loan is deferred  and  recognized  as interest income  over the  estimated  lives of the related  loans  using the  interest method.  Any premium or discount  applicable to specific  loans  purchased is amortized over the remaining  lives of such loans using the interest  method.
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

Unearned income on direct financing leases is amortized over the terms of the leases resulting in an approximate level rate of return on the net investment in the leases. Income from leveraged lease transactions is recognized using a method  that yields a level rate of return in  relation  to  Provident's  net investment  in the lease.  The  investment  includes the sum of the aggregate rentals  receivable and the estimated residual value of leased equipment less unearned income and third party debt on leveraged  leases.  Commercial leases are generally placed on nonaccrual  status when payments are past due 90 days or more.

RESERVE FOR LOAN AND LEASE  LOSSES:  The reserve for loan and lease losses is maintained at a level  necessary to absorb  losses in the lending  portfolio.
The reserve is increased by charges to earnings,  as provisions  for loan and lease  losses.  Loans and leases  deemed  uncollectible  are  charged off and

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deducted  from the  reserve  and  recoveries  on loans and leases  previously charged off are added back to the reserve.

Management's  determination  of the  adequacy  of the  reserve is based on an assessment  of  potential  losses  given the  conditions  at the  time.  This assessment  consists  of  certain  loans and  leases  being  evaluated  on an individual  basis, as well as all loans and leases being categorized based on common characteristics  related to the reserve factors and being evaluated as a group.  Loans and leases  reviewed on an  individual  basis  include  large non-homogeneous  credits where their internal  credit rating is at or below a predetermined  classification.  Corporate  loans and leases not  individually reviewed are segmented by the characteristics  related to the reserve factors while consumer loans are segmented by retail product.  Analyses are performed on  each  segment  of the  portfolio  based  upon  trends  in  delinquencies, charge-offs,  economic factors and business strategies.  Adequacy factors are adjusted based on changes in expected losses in the segment.

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

Generally,  when  Provident  structured its mortgage  related  securitization transactions  as sales,  it retained (a) future cash flows of the  underlying loans,  net  of  payments  due to  investors  of  the  securitization  trust, servicing  fees  and  other  fees  (referred  to  as  Retained  Interests  in
Securitized Assets or "RISAs"), (b) servicing rights on the loans and leases, and  (c)  reserve  accounts  used  to  absorb  credit  losses  on  the  loans securitized. Gain or loss on the sale of the loans depended in portion on the previous  carrying  amount of the financial  assets involved in the transfer, allocated  between  the assets  sold and the assets  retained  based on their relative  fair value at the date of transfer.  To obtain fair values,  quoted market  prices  are used if  available.  However,  quotes are  generally  not available for assets retained,  so Provident  generally  estimates fair value based on the present  value of future  expected  cash flows  estimated  using management's best estimates of the key assumptions,  including credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEASED  EQUIPMENT:  Rental  income for leased  equipment is  recognized  on a straight-line basis as scheduled. Related depreciation expense is recorded on the straight  line basis over the life of the lease based upon the  estimated residual  value.  On a periodic basis, a review is undertaken to determine if the leased  equipment is impaired.  An  impairment  loss is recognized if the carrying  amount of the leased  equipment is not  recoverable and exceeds its fair value. The carrying amount of the leased equipment is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease  payments  and the  eventual  disposition  of the  assets.  Auto  lease receivables  are written off in the month the leases  reach 120 days past due while equipment leases are written off when deemed uncollectible.

PREMISES  AND  EQUIPMENT:  Premises  and  equipment  are  stated at cost less
depreciation   and  amortization   that  are  computed   principally  on  the
straight-line method over the estimated useful lives of the assets.

GOODWILL:  Goodwill is the excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase  business  combination.
Provident  adopted  the  provisions  of  Statement  of  Financial  Accounting
Standards No. 141, "Business  Combinations," and No. 142, "Goodwill and Other
Intangible  Assets," on January 1, 2002.  Under the new rules,  goodwill  and intangible assets deemed to have indefinite lives will no longer be amortized but  will be  subject  to  annual  impairment  tests in  accordance  with the
Statements. Other intangible assets determined to have limited lives continue to be amortized over their useful lives.

MORTGAGE  SERVICING  ASSETS:  Provident  recognizes  the  rights  to  service mortgage loans it does not own but services for others within Other Assets of its balance  sheets.  Mortgage  servicing  assets may be recognized  (1) when mortgage  loans are sold with  servicing  retained or (2) when  mortgage loan servicing is purchased.  When mortgage  loans are sold, the carrying value of the loans is allocated  between the loans sold and servicing  assets retained based on the relative fair values of each.  Mortgage  servicing assets,  when purchased,  are initially  recorded at cost.  Mortgage  servicing  assets are
carried  at  the  lower  of  the  initial   carrying   value,   adjusted  for
amortization, or estimated fair value.

EQUITY  INVESTMENTS:  Provident  invests in low income housing  partnerships, equity  funds and  directly  in  equity  securities,  which are  collectively referred  to herein  as equity  investments.  Equity  investments,  which are reported within  Investment  Securities  Available for Sale and Other Assets,
are carried at estimated fair value with changes in fair value  recognized in other noninterest  income.  The fair value of publicly traded investments are determined  using quoted market prices less  liquidity  discounts.  Liquidity discounts  take into  account  the fact that  Provident  may not  immediately realize such market prices due to regulatory, corporate and contractual sales restrictions.  The estimated  fair value of equity  investments  that are not publicly traded  approximates  cost including other than temporary  valuation adjustments considered appropriate by management. As of December 31, 2002 and
2001,  Provident  held  equity  investments  with a  carrying  value of $72.1 million and $79.4 million, respectively.

OTHER REAL ESTATE AND  EQUIPMENT:  Other real estate and  equipment  acquired through  partial or total  satisfaction  of loans is recorded at the lower of cost or fair  value  and is  included  in Other  Assets  of the  consolidated balance  sheets.  Provident's  policy is to  include  the  unpaid  balance of

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applicable loans in the cost of other real estate and equipment.  However, in no case is the carrying value of other real estate and equipment greater than fair value.  At December 31, 2002 and 2001,  the carrying value of other real estate and equipment owned was $15.8 million and $20.9 million, respectively.

STOCK-BASED  COMPENSATION:  Statement No. 123,  "Accounting  for  Stock-Based
Compensation"   encourages,   but  does  not  require,  adoption  of  a  fair
value-based  accounting method for stock-based  employee  compensation plans.
For the years  reported,  Provident has elected to continue its accounting in
accordance  with  Accounting   Principles   Board  ("APB")  Opinion  No.  25,
"Accounting for Stock Issued to Employees,"  whereby no compensation  expense is recognized  for the granting of stock  options when the exercise  price of the option equals the market price of the underlying stock at date of grant.

For purposes of providing the pro forma disclosures  required under Statement
123,  the fair  value of stock  options  granted  in 2002,  2001 and 2000 was estimated at the date of grant using a  Black-Scholes  option  pricing model.
The  Black-Scholes  option  pricing model was developed for use in estimating the fair value of traded  options that have no vesting  restrictions  and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility.

The following  weighted-average  assumptions  were used in the option pricing model for  2002,  2001 and 2000  respectively:  risk-free  interest  rates of
4.50%, 4.72% and 6.13%; dividend yields of 3.50%, 3.00% and 3.00%; volatility factors of the expected  market price of  Provident's  Common Stock of 29.1%,
28.8% and 26.9% and an expected  life of the option of 7 years for each year.
Based  on these  assumptions,  the  weighted-average  fair  value of  options granted in 2002, 2001 and 2000 was $5.89, $8.35 and $8.78, respectively.

No  compensation  cost has been  recognized  for  stock  option  grants.  Had compensation  cost been  expensed for stock  option  awards based on the fair values at grant  dates,  Provident's  net income and earnings per share would have been as follows:

                                                           Year Ended December 31,
                                                  -------------------------------------
(In Thousands, Except Per Share Data)                   2002         2001          2000
---------------------------------------------------------------------------------------
Net Income as Reported                            $   95,451    $  (1,003)   $   56,541
Less Total Stock-Based Compensation Determined
 under Fair Value Based Methods, Net of Related
 Tax Effects                                          (9,662)      (7,181)       (5,289)
                                                  ----------    ---------    ----------
Pro-forma Net Income                              $   85,789    $  (8,184)   $   51,252
                                                  ==========    =========    ==========
Earnings Per Share:
  Basic - As Reported                             $     1.94    $   (0.04)   $     1.14
  Basic - Pro Forma                                     1.74        (0.19)         1.03
  Diluted - As Reported                                 1.88        (0.04)         1.12
  Diluted - Pro Forma                                   1.72        (0.19)         1.03

As of January 1, 2003,  Provident  adopted the  provisions of Statement  123.
Under these rules,  compensation  expense will be recognized over the vesting period equal to the fair value of stock-based  compensation as of the date of grant.  As  Provident  has elected to use the  Prospective  Method of expense
recognition   according  to  the  transition  rules  of  Statement  No.  148,
"Accounting for Stock-Based  Compensation - Transition and  Disclosure,"  the
adoption of Statement 123 applies only to options  granted after December 31,
2002.  Options granted prior to January 1, 2003 will continue to be accounted for under APB 25.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Provident  adopted the  provisions  of  Statement  No. 133,  "Accounting  for
Derivative  Instruments and Hedging  Activities,"  as amended,  on January 1,
2001.  Statement 133 requires that derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value.  The accounting for the gain or loss resulting from the change in fair value  depends on the intended use of the  derivative.  For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized  firm  commitment,  the gain or loss on the  derivative  will be recognized  in  earnings  together  with the  offsetting  loss or gain on the hedged item. This results in earnings recognition only to the extent that the hedge is ineffective  in achieving  offsetting  changes in fair value.  For a derivative  used to hedge changes in cash flows  associated  with  forecasted transactions,  the gain or loss on the  effective  portion of the  derivative will be deferred,  and reported as accumulated other comprehensive  income, a component of  shareholders'  equity,  until such time the hedged  transaction affects  earnings.  For derivative  instruments  not accounted for as hedges, changes in fair value are  required to be  recognized  in  earnings.  Note 21 provides  additional detail on the accounting for derivative  instruments and hedging activities held by Provident.

NOTE 2 - ACCOUNTING  PRONOUNCEMENTS  EFFECTIVE  FOR FUTURE  PERIODS:
--------------------------------------------------------------------
In  June  2001,   Statement  No.  143,   "Accounting  for  Asset   Retirement
Obligations" was issued.  Statement 143 requires  entities to record the fair value of a  liability  for an asset  retirement  obligation  in the period in which it is incurred.  The adoption of Statement 143, which becomes effective
January 1, 2003,  is not  expected to have a material  impact on  Provident's financial position or results of operations.

In April 2002, the Financial  Accounting Standards Board issued Statement No.
145,  "Rescission of FASB Statements No. 4, 44, and 64, Amendment No. 13, and
Technical  Corrections."  Under  Statement  4,  all  gains  and  losses  from extinguishment  of debt were required to be aggregated  and  classified as an extraordinary  item,  net of related  income tax  effect.  As a result of the elimination of Statement 4, gains and losses from extinguishment of debt will be  classified as  extraordinary  items only if they meet the criteria in APB
Opinion  No.  30.  Applying  the  provisions  of  APB  30  will   distinguish
transactions  that are part of an entity's  recurring  operations  from those that are unusual or infrequent  or that meet the criteria for  classification of an extraordinary  item.  Additionally,  Statement 13 is amended to require sale-leaseback  accounting for certain lease modifications that have economic effects  that are similar to  sale-leaseback  transactions.  The  adoption of
Statement  145, which becomes  effective  January 1, 2003, is not expected to have a material  impact on  Provident's  results of  operations  or financial condition.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2002,  Statement No. 146,  "Accounting for Costs Associated with Exit or  Disposal  Activities"  was  issued.  Statement  146  addresses  financial
accounting  and  reporting  for  costs   associated  with  exit  or  disposal
activities  and nullifies  Emerging  Issues Task Force  ("EITF")  Issue 94-3.
Statement 146 requires that a liability for a cost associated with an exit or disposal  activity be recognized  when the liability is incurred.  Under EITF
94-3, a liability for an exit cost was  recognized at the date of an entity's commitment  to an exit plan.  The adoption of Statement  146,  which  becomes effective  January  1, 2003,  is not  expected  to have a material  impact on
Provident's results of operations or financial condition.

In October 2002, the Financial  Accounting  Standards Board issued  Statement
No. 147, "Acquisitions of Certain Financial Institutions an amendment of FASB
Statements  No. 72 and 144 and FASB  Interpretation  No.  9."  Statement  147
provides  guidance  on the  accounting  for the  acquisition  of a  financial institution and applies to all acquisitions  except those between two or more mutual enterprises.  The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable  intangible  assets acquired as a business combination represents goodwill and will no longer be amortized, but rather,  be subject to  impairment  tests as prescribed by Statement No. 142,
"Goodwill and Other Intangible Assets." Statement 147, which became effective on October 1, 2002, did not have a material impact on Provident's  results of operations or financial condition.

In December 2002, Statement No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," was issued.  Statement 148 amends Statement No.
123,  "Accounting  for  Stock-Based  Compensation,"  to  provide  alternative methods  of  transition  to  Statement  123's  fair  value  based  method  of accounting for stock-based employee  compensation.  Statement 148 also amends the disclosure  provisions of Statement 123 and APB Opinion No. 28,  "Interim
Financial  Reporting,"  to require  disclosure in the summary of  significant accounting  policies  of the effects of an  entity's  accounting  policy with respect to  stock-based  employee  compensation  on  reported  net income and earnings  per  share  in  annual  and  interim  financial  statements.  While
Statement 148 does not amend  Statement  123 to require  companies to account for  employee  stock  options  using the fair value  method,  the  disclosure provisions of Statement 148 are applicable to all companies with  stock-based
employee   compensation,   regardless   of  whether  they  account  for  that
compensation  using the fair value method of Statement  123 or the  intrinsic value method of APB Opinion No. 25. Provident elected to adopt the provisions of  Statement  123  using  the  Prospective  Method  of  expense  recognition according to the transition rules of Statement 148. The full-year 2003 impact on net income and diluted earnings per share are estimated to be $1.4 million and $.02,  respectively,  for options granted after December 31, 2002. Note 1 provides pro forma  information  had  Statement  123 been adopted for earlier periods.

In November  2002,  the  Financial  Accounting  Standards  Board  issued FASB
Interpretation No. 45,  "Guarantor's  Accounting and Disclosure  Requirements
for  Guarantees,  Including  Indirect  Guarantees of Indebtedness of Others."
This  Interpretation  elaborates on the disclosures to be made by a guarantor in its interim and annual financial  statements  about its obligations  under certain  guarantees that it has issued. It also clarifies that a guarantor is required to recognize,  at the inception of a guarantee,  a liability for the fair value of the  obligation  undertaken  in  issuing  the  guarantee.  This
Interpretation  also  incorporates,  without  change,  the  guidance  in FASB
Interpretation No. 34, "Disclosure of Indirect  Guarantees of Indebtedness of

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Others,"  which is being  superseded.  The  initial  recognition  and initial measurement provisions of this Interpretation are applicable on a prospective basis  to  guarantees  issued  or  modified  after  December  31,  2002.  The disclosure  requirements are effective for financial statements of interim or annual  periods  ending  after  December  15, 2002.  The  provisions  of this
Interpretation  is not  expected  to have a  material  impact on  Provident's results of operations or financial condition.

In January  2003,  the  Financial  Accounting  Standards  Board  issued  FASB
Interpretation  No. 46,  "Consolidation of Variable  Interest  Entities" that addresses consolidation by business enterprises of variable interest entities
(VIEs).  Under this  Interpretation,  special purpose  entities (SPEs) having certain  attributes  will now be  consolidated  where, in the past, they have not. The  Interpretation  does not impact qualifying special purpose entities
(QSPEs),  as described in Statement  No. 140,  "Accounting  for Transfers and
Servicing of Financial Assets and  Extinguishments of Liabilities," and other
SPEs with similar characteristics. As management has determined that the SPEs used in the  securitization  of its  nonconforming  residential,  prime  home equities  and  equipment  leases have the  characteristics  of a QSPE,  these securitization entities will continue to be excluded from consolidation.

NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL  STATEMENTS:
----------------------------------------------------------------
On March 5,  2003,  Provident  announced  that it would  restate  its  annual financial  statements for the years 1997 through 2001 and the interim periods for 2002. The restated financial statements reflect both the correction of an error that resulted in an overstatement  of operating  results and the return to the balance  sheet of  consumer  auto  leases  which,  as a result of nine financing  transactions,  had been  previously  accounted for as  off-balance sheet.

The  restatement  of previously  reported  operating  results was a result of unintentional  errors  in  the  accounting  for  nine  auto  lease  financing transactions  originated  between  1997 and 1999.  These  errors  were  first discovered by Provident in connection with the testing and  installation of a financial  model that  identified  differences  in income that was previously recorded, compared with income generated by the financial model. The original amortization  model was designed to match revenue and expense in an operating lease framework.

Provident  has  also  determined  that  its  auto  leases  do  not  meet  the
requirements  for  direct  finance  lease   classification   under  Financial
Accounting  Standards No. 13, titled  "Accounting for Leases."  Provident has reclassified  all of the auto leases on its balance sheet as operating leases and reported them as leased equipment,  instead of finance leases, which were previously reported in the loan category.  The  reclassification  will affect
auto  leases   originated  from  1994  through  2002.   During  this  period,
Provident's auto lease originations  totaled $4.7 billion and had a remaining balance of $2.1  billion at December  31, 2002.  Income to be  recognized  in future years,  beginning with 2003, will be increased by an aggregate  amount substantially  similar  to the  additional  restatement.  In  addition,  this restatement has no impact on Provident's cash flows.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following  tables  reconcile the effects of the restatement for the years ended  December 31, 2001,  and 2000, the first three quarters of 2002 and all quarters  of  2001.  The  effects  of the  restatement  on  the  Consolidated
Statements of Operations are as follows:

                                                     Year Ended
                                                    December 31,
                                            --------------------------
(In Thousands, Except Per Share Data)              2001           2000
----------------------------------------------------------------------
Total Interest Income:
  Prior to Restatement                      $ 1,103,244    $   970,981
  Subsequent to Restatement                     973,295        905,568
Total Interest Expense:
  Prior to Restatement                          630,141        583,008
  Subsequent to Restatement                     702,800        661,930
Net Interest Income:
  Prior to Restatement                          473,103        387,973
  Subsequent to Restatement                     270,495        243,638
Provision for Loan and Lease Losses:
  Prior to Restatement                          225,748        131,281
  Subsequent to Restatement                     215,545        133,477
Total Noninterest Income:
  Prior to Restatement                          226,379        254,162
  Subsequent to Restatement                     756,436        660,616
Total Noninterest Expense:
  Prior to Restatement                          437,298        392,909
  Subsequent to Restatement                     812,984        680,401
Net Income (Loss):
  Prior to Restatement                           23,329         73,614
  Subsequent to Restatement                      (1,003)        56,541
Diluted Earnings (Loss) Per Common Share:
  Prior to Restatement                             0.46           1.46
  Subsequent to Restatement                       (0.04)          1.12

                                              Quarter Ended (Unaudited)
                                        ----------------------------------
                                        September 30,   June 30,  March 31,
(In Thousands, Except Per Share Data)           2002       2002       2002
--------------------------------------------------------------------------
Total Interest Income:
  Prior to Restatement                      $239,715   $242,494   $244,362
  Subsequent to Restatement                  208,250    211,331    213,416
Total Interest Expense:
  Prior to Restatement                       114,427    116,101    117,951
  Subsequent to Restatement                  130,624    132,603    135,121
Net Interest Income:
  Prior to Restatement                       125,288    126,393    126,411
  Subsequent to Restatement                   77,626     78,728     78,295
Provision for Loan and Lease Losses:
  Prior to Restatement                        25,100     33,119     23,990
  Subsequent to Restatement                   23,532     33,575     24,205
Total Noninterest Income:
  Prior to Restatement                        59,909     65,316     53,584
  Subsequent to Restatement                  196,397    204,578    194,230
Total Noninterest Expense:
  Prior to Restatement                       113,981    113,501    113,543
  Subsequent to Restatement                  214,079    214,637    214,612
Net Income (Loss):
  Prior to Restatement                        30,436     29,759     27,388
  Subsequent to Restatement                   24,036     23,170     21,616
Diluted Earnings (Loss) Per Common Share:
  Prior to Restatement                          0.60       0.58       0.54
  Subsequent to Restatement                     0.47       0.46       0.43

                                     -58-

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         Quarter Ended (Unaudited)
                                          ---------------------------------------------------
                                          December 31,  September 30,     June 30,   March 31,
(In Thousands, Except Per Share Data)            2001           2001         2001        2001
---------------------------------------------------------------------------------------------
Total Interest Income:
  Prior to Restatement                      $ 256,146      $ 280,061    $ 282,019   $ 285,018
  Subsequent to Restatement                   221,768        245,459      250,450     255,618
Total Interest Expense:
  Prior to Restatement                        131,231        156,389      166,380     176,141
  Subsequent to Restatement                   148,894        174,336      184,606     194,964
Net Interest Income:
  Prior to Restatement                        124,915        123,672      115,639     108,877
  Subsequent to Restatement                    72,874         71,123       65,844      60,654
Provision for Loan and Lease Losses:
  Prior to Restatement                        111,151         66,010       24,900      23,687
  Subsequent to Restatement                   108,787         60,886       23,548      22,324
Total Noninterest Income:
  Prior to Restatement                         51,521         57,103       64,383      53,372
  Subsequent to Restatement                   195,712        192,917      193,534     174,273
Total Noninterest Expense:
  Prior to Restatement                        110,077        125,863      105,902      95,456
  Subsequent to Restatement                   218,399        222,476      194,701     177,408
Net Income (Loss):
  Prior to Restatement                        (28,891)        (7,435)      31,852      27,803
  Subsequent to Restatement                   (37,519)       (12,782)      26,632      22,666
Diluted Earnings (Loss) Per Common Share:
  Prior to Restatement                          (0.59)         (0.16)        0.63        0.55
  Subsequent to Restatement                     (0.77)         (0.27)        0.53        0.45

The effects of the restatement on the Consolidated Balance sheets are as follows:

                                                   (Unaudited)
                                    ----------------------------------------          December 31,
                                    September 30,      June 30,     March 31,  -------------------------
(In Thousands)                              2002          2002          2002          2001          2000
--------------------------------------------------------------------------------------------------------
Total Loans and Leases:
  Prior to Restatement               $10,425,250   $10,219,359   $10,158,640   $10,495,956   $ 9,076,906
  Subsequent to Restatement            8,999,430     8,740,060     8,650,866     8,950,123     7,995,906
Reserve for Loan and Lease Losses:
  Prior to Restatement                   201,056       211,262       240,663       240,653       154,300
  Subsequent to Restatement              205,073       215,119       243,099       241,143       159,118
Leased Equipment:
  Prior to Restatement                   179,195       166,515       178,393       185,863       215,227
  Subsequent to Restatement            2,397,967     2,479,125     2,559,580     2,651,394     2,385,934
Total Assets:
  Prior to Restatement                16,237,999    15,673,874    15,358,476    15,573,554    13,857,385
  Subsequent to Restatement           17,097,115    16,575,333    16,305,291    16,560,831    14,996,847
Long-Term Debt:
  Prior to Restatement                 2,977,236     2,914,945     2,881,313     2,941,165     2,774,493
  Subsequent to Restatement            4,017,644     3,976,155     3,962,991     4,081,414     4,024,109
Total Shareholders' Equity:
  Prior to Restatement                   964,833       948,201       922,545       892,590       990,783
  Subsequent to Restatement              855,316       845,081       826,014       801,833       924,358

The results of the  restatement are reflected in the  Consolidated  Financial
Statements  and Notes to  Consolidated  Financial  Statements for all periods reported upon.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT  SECURITIES:
--------------------------------
The amortized  cost and estimated  market values of securities  available for sale at December 31 were as follows:

                                                         Gross          Gross      Estimated
                                       Amortized    Unrealized     Unrealized         Market
(In Thousands)                              Cost         Gains         Losses          Value
--------------------------------------------------------------------------------------------
2002:
  U.S. Treasury and Federal Agency
    Debentures                       $   310,244   $     5,974    $       (75)   $   316,143
  State and Political Subdivisions         1,838            40             (3)         1,875
  Mortgage-Backed Securities           3,240,192        70,043        (18,723)     3,291,512
  Other Securities                       606,237            10           (539)       605,708
                                     -----------   -----------    -----------    -----------
                                     $ 4,158,511   $    76,067    $   (19,340)   $ 4,215,238
                                     ===========   ===========    ===========    ===========
2001:
  U.S. Treasury and Federal Agency
    Debentures                       $   302,912   $     4,046    $      (402)   $   306,556
  State and Political Subdivisions         3,185            28            (14)         3,199
  Mortgage-Backed Securities           2,700,620        10,544        (37,990)     2,673,174
  Other Securities                       503,884            10           (765)       503,129
                                     -----------   -----------    -----------    -----------
                                     $ 3,510,601   $    14,628    $   (39,171)   $ 3,486,058
                                     ===========   ===========    ===========    ===========

Investment securities with a carrying value of approximately $2.6 billion and
$1.9  billion at December  31, 2002 and 2001,  respectively,  were pledged as collateral  to secure  public  and  trust  deposits,  repurchase  agreements, extensions of credit by the Federal Home Loan Bank, interest rate derivatives and for other purposes.

In 2002,  2001 and 2000 gross gains of $9.2  million,  $10.3 million and $4.2 million and gross losses of $6.6  million,  $10.3  million and $4.0  million, respectively, were realized on the sale of securities available for sale.

Securities are shown below based on their estimated average lives at December
31, 2002. Expected maturities will differ from contractual maturities because borrowers  may have the right to call or prepay  obligations  with or without call or prepayment penalties.

                                Amortized      Estimated
(In Thousands)                       Cost   Market Value
--------------------------------------------------------
Due in one year or less        $  291,275     $  294,507
Due after 1 through 5 years     3,362,955      3,433,104
Due after 5 through 10 years      351,497        351,641
Due after 10 years                152,784        135,986
                               ----------     ----------
   Total                       $4,158,511     $4,215,238
                               ==========     ==========

NOTE 5 - LEASING:
-----------------
Provident  originates leases which are classified as either finance leases or operating leases,  based on the terms of the lease arrangement.  When a lease is classified as a finance lease, the future lease payments,  net of unearned income, and the estimated residual value of the leased property at the end of the  lease  term are  recorded  as an  asset  under  Loans  and  Leases.  The amortization  of the unearned income is recorded as interest  income.  When a lease is classified as an operating  lease, the costs of the leased property, net of  depreciation,  is  recorded  as Leased  Equipment.  Rental  income is recorded as noninterest  income while the depreciation on the leased property is recorded as noninterest  expense. At the expiration of a lease, the leased property is sold or another lease agreement is initiated.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease  Financing:  Lease  financing  includes the leasing of  transportation,
manufacturing,   construction,  communication,  data  processing  and  office equipment.  These leases are  classified  as direct  financing  leases,  with expiration dates over the next 1 to 9 years.  Rentals  receivable at December
31, 2002 and 2001  include $81 million and $118  million,  respectively,  for leveraged  leases,  which is net of principal and interest on the nonrecourse debt. The residual values on the leveraged  leases that were entered into are estimated  to be  approximately  $110  million  and $112  million in total at
December 31, 2002 and 2001, respectively.

The components of the net  investment in lease  financing at December 31 were as follows:

(In Thousands)                              2002           2001
---------------------------------------------------------------
Rentals Receivable                   $ 1,322,470    $ 1,172,818
Leases in Process                              -         15,961
Estimated Residual Values                171,482        167,005
                                     -----------    -----------
                                       1,493,952      1,355,784
Less:  Unearned Income                  (220,051)      (249,640)
                                     -----------    -----------
 Net Investment in Lease Financing   $ 1,273,901    $ 1,106,144
                                     ===========    ===========

Future minimum lease payments, by year, to be received on lease financing are
$477.1 million for 2003;  $341.6  million for 2004;  $207.0 million for 2005;
$112.9  million  for  2006;   $65.2  million  for  2007  and  $118.6  million
thereafter.

Leased  Equipment:  Leased  equipment  includes  assets  which are subject to operating leases. Operating leases are comprised of transportation equipment, manufacturing  equipment,  data processing and office equipment to commercial clients  and  vehicles,  some of which are  accounted  for as assets  under a capital lease.

Provident,  utilizing  its  auto  leases,  has  entered  into  sale-leaseback transactions. At December 31, 2002 and 2001, respectively, approximately $1.5 billion  and  $1.7  billion  of auto  leases  which  were  utilized  in these transactions  were  outstanding  and represent  assets under  capital  leases included in Leased Equipment.

A summary of leased equipment at December 31 follows:

(In Thousands)                                        2002           2001
-------------------------------------------------------------------------
Costs of Automobiles                           $ 2,905,969    $ 3,059,187
Accumulated Depreciation - Automobiles            (821,710)      (673,799)
                                               -----------    -----------
  Carrying Value of Automobile Leases            2,084,259      2,385,388
                                               -----------    -----------
Costs of Equipment                                 366,982        367,431
Accumulated Depreciation - Equipment              (100,885)      (101,425)
                                               -----------    -----------
  Carrying Value of Equipment Leases               266,097        266,006
                                               -----------    -----------
    Total Carrying Value of Leased Equipment   $ 2,350,356    $ 2,651,394
                                               ===========    ===========

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future gross minimum rentals, by year, under noncancelable leases for the rental of leased equipment follows:

                         Automobile            Equipment
(In Thousands)               Leases               Leases
--------------------------------------------------------
2003                     $  431,405             $ 56,184
2004                        346,681               46,136
2005                        237,221               30,869
2006                        122,312               15,878
2007                         38,294                6,105
Thereafter                    4,003                3,930
                         ----------             --------
     Total               $1,179,916             $159,102
                         ==========             ========

In 2002, 2001 and 2000,  respectively,  Provident incurred impairment charges of $1.9 million,  $5.7 million and $1.3 million on uninsured auto  residuals.
Impairment is determined on an individual unit basis.  Since 1994, except for a  five-month  period  during  1998,  when  it  self-insured,  Provident  has maintained  insurance  on its auto lease  residuals  in amounts  necessary to effectively remove residual risk.

NOTE 6 - RESERVE FOR LOAN AND LEASE  LOSSES:
--------------------------------------------
The changes in the loan and lease loss reserve for the years ended  December 31 were as follows:

(In Thousands)                             2002         2001         2000
-------------------------------------------------------------------------
Balance at Beginning of Period        $ 241,143    $ 159,118    $  95,181
Provision for Loan and Lease Losses
  Charged to Earnings                    99,549      215,545      133,477
Acquired Reserves                             -       10,003        2,377
Recoveries Credited to the Reserve       26,220       12,057       10,125
                                      ---------    ---------    ---------
                                        366,912      396,723      241,160
Losses Charged to the Reserve          (165,861)    (155,580)     (82,042)
                                      ---------    ---------    ---------
  Balance at End of Period            $ 201,051    $ 241,143    $ 159,118
                                      =========    =========    =========

The following table shows Provident's investment in impaired loans as defined under Statement 114 as amended by Statement 118:

(In Thousands)                                           2002       2001
------------------------------------------------------------------------
Impaired Loans Requiring a Valuation Allowance of
 $29.4 Million in 2002 and $18.2 Million in 2001     $ 91,053   $ 64,245
Impaired Loans Not Requiring a Valuation Allowance      8,272          -
                                                     --------   --------
   Total Impaired Loans                              $ 99,325   $ 64,245
                                                     ========   ========
Average Balance of Impaired Loans for the Year       $102,241   $ 52,367
                                                     ========   ========

The increase in impaired loans partially  reflects the implementation of more conservative  criteria to identify  impaired loans. The largest impaired loan relates to the commercial airline industry.  The remaining impaired loans are distributed among 19 industries. Impaired loans are reviewed on an individual basis to estimate  potential  future losses.  Given the  circumstances  as of
December 31, 2002, reserves established for impaired loans are believed to be sufficient to absorb future potential losses.

Interest  income  recognized  on impaired  loans during 2002 or 2001 was $0.2 million and $0,  respectively.  The valuation  allowance recorded on impaired loans is included in the reserve for loan losses.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans and leases on  nonaccrual  status at December 31,  2002,  2001 and 2000 were $166.4 million,  $176.9 million and $96.0 million,  respectively.  Loans and leases which were ninety days or more past due and still accruing totaled
$29.9 million, $30.3 million and $28.2 million at December 31, 2002, 2001 and
2000,  respectively.  No loans or leases had been  renegotiated  to provide a reduction or deferral of interest or principal as of December 31, 2002,  2001 and 2000.

NOTE 7 - PREMISES AND EQUIPMENT:
--------------------------------
The following is a summary of premises and equipment at December 31:

(In Thousands)                            2002         2001
-----------------------------------------------------------
Land                                 $  11,921    $  11,921
Buildings                               40,698       40,802
Leasehold Improvements                  19,092       17,889
Furniture and Fixtures                 179,016      163,101
                                     ---------    ---------
                                       250,727      233,713
Less Depreciation and Amortization    (149,214)    (130,628)
                                     ---------    ---------
  Total                              $ 101,513    $ 103,085
                                     =========    =========

Rent expense for all bank  premises and equipment  leases was $15.2  million,
$15.1 million and $14.1  million in 2002,  2001 and 2000,  respectively.  The future gross minimum  rentals,  by year, under  noncancelable  leases for the rental of premises and equipment are $16.1 million in 2003,  $14.1 million in
2004,  $12.1 million in 2005, $10.5 million in 2006, $8.9 million in 2007 and
$43.6 million thereafter.

NOTE 8 GOODWILL AND OTHER  INTANGIBLE  ASSETS:
----------------------------------------------
Provident  adopted the  provisions  of  Statements  of  Financial  Accounting
Standards No. 141, "Business  Combinations," and No. 142, "Goodwill and Other
Intangible  Assets," on January 1, 2002.  Under the new rules,  goodwill  and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual  impairment  tests in accordance with Statement
142. Other intangible  assets determined to have limited lives continue to be amortized  over their  useful  lives.  Management  performed  a  transitional impairment  test on its goodwill  assets as of January 1, 2002 and determined that no impairment existed as of that date.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of adopting  Statement 142,  Provident did not incur any goodwill amortization  during 2002,  whereas  during prior years,  Provident  recorded goodwill  amortization.  The following table provides net income and earnings per share for the years ended December 31, 2001 and 2000 on a pro forma basis excluding goodwill amortization.

                                                    Year Ended December 31,
                                                    -----------------------
 (In Thousands, Except Per Share Amounts)             2001             2000
 --------------------------------------------------------------------------
 Net Income (Loss):
  As Reported                                       $(1,003)        $56,541
  Add Back: After-Tax Goodwill Amortization           2,806           2,417
                                                    -------         -------
  Pro-Forma Net Income                              $ 1,803         $58,958
                                                    =======         =======
 Basic Earnings (Loss) Per Common Share:
  As Reported                                       $ (0.04)        $  1.14
  Add Back: After-Tax Goodwill Amortization            0.06            0.05
                                                    -------         -------
  Pro-Forma Basic Earnings Per Common Share         $  0.02         $  1.19
                                                    =======         =======
 Diluted Earnings (Loss) Per Common Share:
  As Reported                                       $ (0.04)        $  1.12
  Add Back: After-Tax Goodwill Amortization            0.06            0.05
                                                    -------         -------
  Pro-Forma Diluted Earnings Per Common Share       $  0.02         $  1.17
                                                    =======         =======

Changes in the  carrying  amount of goodwill  by business  line for the years ended December 31, 2002 and 2001, are as follows:

                                            Commercial      Retail
(In Thousands)                                 Banking     Banking       Total
------------------------------------------------------------------------------
Balance at January 1, 2001                    $ 40,899    $ 43,060    $ 83,959
Goodwill Recorded as a Result of Contingent
 Consideration being Recognized                  1,007           -       1,007
Amortization of Goodwill                        (2,081)     (2,236)     (4,317)
                                              --------    --------    --------
Balance at December 31, 2001                    39,825      40,824      80,649

Goodwill Acquired During the Year                    -         189         189
Goodwill Recorded as a Result of Contingent
 Consideration being Recognized                  1,594         219       1,813
                                              --------    --------    --------
Balance at December 31, 2002                  $ 41,419    $ 41,232    $ 82,651
                                              ========    ========    ========

As all of Provident's  other  intangible  assets have been determined to have limited  lives,  these assets have  continued to be amortized as in the past.
Intangible assets, along with accumulated amortization, is provided below:

                                               Gross                          Net
                                            Carrying      Accumulated    Carrying
(In Thousands)                                 Value     Amortization       Value
---------------------------------------------------------------------------------
Non-Contractual Customer Relationships       $21,996          $ 7,837     $14,159
Purchased Core Deposits                        1,429            1,072         357
                                             -------          -------     -------
Balance at December 31, 2002                 $23,425          $ 8,909     $14,516
                                             =======          =======     =======

Amortization  of intangible  assets was $4.7  million,  $3.4 million and $0.9 million for the years ended  December 31, 2002,  2001 and 2000. The estimated amortization of intangible assets for the next five years is $4.7 million for
2003;  $4.4 million for 2004;  $3.3 million for 2005;  $1.5 million for 2006;
and $0.2 million for 2007.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - MORTGAGE  SERVICING ASSETS:
------------------------------------
Provident recognizes the rights to service mortgage loans it does not own but services  for others  within  Other  Assets of its  balance  sheet.  Mortgage servicing  assets may be  recognized  (1) when  mortgage  loans are sold with servicing  retained or (2) when  mortgage loan  servicing is purchased.  When mortgage loans are sold, the carrying value of the loans is allocated between the loans sold and  servicing  assets  retained  based on the  relative  fair values of each.  Mortgage  servicing  assets,  when purchased,  are initially recorded at cost.  Mortgage  servicing assets are carried at the lower of the initial carrying value,  adjusted for amortization,  or estimated fair value.
Mortgage  servicing  assets are  evaluated for  impairment  based on the fair value of those assets, using a desegregated  approach.  The fair value of the mortgage  servicing  assets is determined by estimating  the present value of future net cash flows,  taking into  consideration  loan prepayments  speeds, discount rates, servicing costs and other economic factors.

Changes in the carrying value of mortgage servicing assets follows:

                                       December 31,
                                 ----------------------
(In Thousands)                        2002         2001
-------------------------------------------------------
Balance at Beginning of Period   $  84,267    $  76,649
Additions                           44,957       16,821
Amortization                       (17,534)      (9,203)
Impairment Charges                       -            -
                                 ---------    ---------
Balance at End of Period         $ 111,690    $  84,267
                                 =========    =========

As of December 31, 2002,  mortgage  servicing  assets  relating to commercial real estate  loans and  residential  loans  totaled  $61.0  million and $50.7 million, respectively. Total mortgage loans serviced for others included $6.5 billion on commercial  real estate  property and $7.1 billion on  residential property as of at December 31, 2002. No  impairment  charges were incurred on the commercial real estate  servicing  assets as most of the underlying loans have lockout and prepayment  penalties  generally  ranging from 5 to 9 years.
Regarding  the  residential  servicing  rights,  no  impairment  charges were recognized  as the majority of the servicing  assets were acquired  under the current interest rate environment.

NOTE 10 - SHORT-TERM DEBT:
--------------------------
Short-term debt was as follows:

(Dollars in Thousands)                                      2002          2001          2000
--------------------------------------------------------------------------------------------
Year End Balance:
  Federal Funds Purchased and Repurchase Agreements   $1,653,736    $1,644,738    $  451,933
  Commercial Paper                                       271,269       240,571       187,090
Weighted Average Interest Rate at Year End:
  Federal Funds Purchased and Repurchase Agreements         1.98%         2.28%         5.99%
  Commercial Paper                                          1.49          1.67          6.02
Maximum Amount Outstanding at Any Month End:
  Federal Funds Purchased and Repurchase Agreements   $1,701,716    $1,925,001    $1,821,278
  Commercial Paper                                       310,029       273,898       209,393

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LONG-TERM DEBT: Long-term debt consisted of the following:

                                                                                  December 31,
                                          Stated   Effective    Maturity    ----------------------
(Dollars in Thousands)                  Rate (1)    Rate (2)        Date          2002        2001
--------------------------------------------------------------------------------------------------
Provident (Parent Company):
 Fixed Rate Senior                          8.38%       4.19%       2032    $   75,000  $        -
 Miscellaneous Notes                     Various     Various     Various           239         359
                                                                            ----------  ----------
                                                                                75,239         359
                                                                            ----------  ----------
Subsidiaries:
 $1.5 Billion Bank Notes Program:
   Fixed Rate Senior                         n/a         n/a         n/a             -      99,892
 Notes Payable to
  Federal Home Loan Bank:
   Fixed Rate                               5.84        5.84        2009       253,076     253,210
   Fixed Rate                               5.98        5.98        2010       420,000     420,000
   Fixed Rate                            Various     Various     Various        55,589      57,915
 Subordinated Notes:
   Fixed Rate                               7.13        2.38        2003        74,998      74,986
   Fixed Rate                               6.38        2.11        2004        99,932      99,867
 Secured Debt Financings:
   Secured by Auto Leases (3)               6.00        6.00        2003       125,354     152,909
   Secured by Auto Leases (3)               5.62        5.62        2003        42,325      49,644
   Secured by Auto Leases (3)               5.77         .71        2004        55,029      69,884
   Secured by Auto Leases (3)               5.06        5.06        2004       244,585     273,792
   Secured by Auto Leases (3)               5.97        5.97        2005        24,515      29,496
   Secured by Auto Leases (3)               6.09        6.09        2005       130,263     143,232
   Secured by Auto Leases (3)               6.39        6.39        2006       474,504     520,672
   Secured by Auto Leases (3)               5.39        5.39        2007        26,700      29,775
   Secured by Auto Leases (3)               6.84        6.84        2007       388,869     430,141
   Secured by Auto Leases (3)               5.13        7.33        2007       249,020     287,158
   Secured by Residential Properties        1.78        3.11        2005       986,536     985,456
   Secured by Equipment Leases              7.27        7.27        2005        43,073      83,665
 Miscellaneous Notes                     Various     Various     Various        73,050      19,361
                                                                            ----------  ----------
                                                                             3,767,418   4,081,055
                                                                            ----------  ----------
      Total                                                                 $3,842,657  $4,081,414
                                                                            ==========  ==========
(1) Stated rate reflects interest rate on notes as of December 31, 2002.
(2) Effective rate reflects interest rate paid as of December 31, 2002  after adjustments for notes issued at discount or premium, capitalized fees associated with the issuance of the debt and interest rate swap agreements entered to alter the payment characteristics.
(3) Capital lease obligations incurred under sale-leaseback arrangement.

During the third  quarter  of 2002,  Provident  issued $75  million of senior unsecured notes.  These notes mature on July 15, 2032,  however,  they may be called in whole or in part at any time on or after July 15, 2007.

The  notes  payable  to the  Federal  Home Loan  Bank are  collateralized  by investment  securities  and  residential  loans  with a book  value  of  $1.5 billion.  They  are  subordinated  to the  claims  of  depositors  and  other creditors of Provident and are not insured by the FDIC.

At December 31, 2002,  $175 million of subordinated  notes were  outstanding.
For regulatory capital purposes, $20 million of these notes qualify as Tier 2 capital as of year-end 2002.  These notes are  subordinated  to the claims of depositors and other creditors of Provident and are not insured by the FDIC.

Many of Provident's  securitizations of loans and leases have been structured to account for the  transactions  as secured  financings.  In connection with these  transactions,  Provident has pledged $1.6 billion in auto leases, $1.1 billion in  residential  and home equity loans,  $212 million in cash and $68 million in equipment leases.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2002,  scheduled  principal payments on long-term debt for the following five years were as follows:

(In Thousands)                   2003       2004        2005      2006      2007
--------------------------------------------------------------------------------
Provident (Parent Company)   $    120   $    119  $        -  $      -  $      -
Subsidiaries                  445,278    501,795   1,234,571   347,034   484,098

NOTE 12 - GUARANTEED  PREFERRED  BENEFICIAL  INTERESTS  IN  COMPANY'S  JUNIOR
-----------------------------------------------------------------------------
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

                                                               December 31,
                          Stated  Effective   Maturity     -------------------
(Dollars in Thousands)      Rate   Rate (1)       Date         2002       2001
------------------------------------------------------------------------------
November 1996 Issuance     8.60%      8.55%   12/01/26     $ 99,003   $ 99,066
June 1999 Issuance         8.75%      3.13%   06/30/29      121,522    121,391
November 2000 Issuance    10.25%      4.49%   12/31/30      109,257    109,141
March 2001 Issuance        9.45%      4.77%   03/30/31      121,292    121,161
                                                           --------   --------
      Total                                                $451,074   $450,759
                                                           ========   ========
(1) Effective rate  reflects interest rate paid as of  December 31, 2002 after adjustments  for notes  issued at discount  or premium,  capitalized  fees associated with the issuance of the debt and interest rate swap agreements entered to alter the payment characteristics.

NOTE 13 - MINORITY INTEREST:
----------------------------
During June 2002,  Provident and its  consolidated  subsidiary,  PFGI Capital
Corporation  ("PFGI Capital"),  issued 6.6 million equity units ("PRIDES") to outside  investors  for  $165  million.  The  Provident  Bank  (the  "Bank"),
Provident's  most  significant  subsidiary,  owns all of the $165  million of
Common  Stock of PFGI  Capital.  The  principal  business  objective  of PFGI
Capital  is to hold and  manage  commercial  mortgage  loan  assets and other authorized  investments  acquired from the Bank that will generate net income for distribution to its stockholders.  PFGI Capital has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

Each  PRIDES  has a stated  amount  of $25 per unit and is  comprised  of two components - a 3-year forward purchase commitment  ("Purchase  Contract") and
PFGI Capital Preferred Stock.

Each Purchase  Contract  obligates the holder to buy, on August 17, 2005, for
$25, a number of newly issued  shares of Provident  Common Stock equal to the
"settlement rate." The settlement rate will be calculated as follows:
o  if the market value of Provident  Common Stock is equal to or greater than the $29.0598, the settlement rate will be 0.8603;
o  if the market  value of  Provident  Common  Stock is between  $29.0598 and
   $24.42, the settlement rate will be equal to the $25 stated amount divided by the applicable market value; and
o  if the  applicable  market  value is less  than or equal  to  $24.42,  the settlement rate will be 1.0238.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Applicable Market Value          Less Than                                       Greater Than
 of Provident Common Stock          $24.42          $25.00          $28.00           $29.0598
---------------------------------------------------------------------------------------------
Settlement Rate               (25.00/24.42)   (25.00/25.00)   (25.00/28.00)    (25.00/29.0598)
                                    1.0238          1.0000          0.8929             0.8603
Total Purchased Contracts
 Outstanding                     6,600,000       6,600,000       6,600,000          6,600,000
                              ------------    ------------    ------------      -------------
Shares of Provident
 Common Stock Purchased          6,757,080       6,600,000       5,893,140          5,677,980
                              ============    ============    ============      =============
Total Proceeds Received
 From PFGI Preferred
 Stock Issuance               $165,000,000    $165,000,000    $165,000,000      $ 165,000,000
Shares of Provident
 Common Stock Purchased          6,757,080       6,600,000       5,893,140          5,677,980
                              ------------    ------------    ------------      -------------
Price Paid Per Share of
 Provident Common Stock       $      24.42    $      25.00    $      28.00      $       29.06
                              ============    ============    ============      =============

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

NOTE 14 -  STOCKHOLDERS'  EQUITY:
---------------------------------
In 1991, Provident issued 371,418 shares of Non-Voting  Convertible Preferred
Stock  to  American   Financial  Group  as  partial   consideration  for  the
acquisition of Hunter Savings Association. During 1995, 301,146 shares of the
Preferred  Stock were converted into 4,234,865  shares of Common Stock. As of
December  31,  2002  and  2001,  70,272  shares  of  Preferred  Stock  remain outstanding.  These shares have a stated value and liquidation  value of $100 per share and a  conversion  ratio of 14.0625  shares of  Provident's  Common
Stock for each share of Convertible Preferred Stock.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2001,  Provident  recorded an  after-tax  transitional  loss of
$28.3  million  in  connection  with  the  adoption  of  Statement  No.  133,
"Accounting for Derivative Instruments and Hedging Activities." A description of Statement 133 is provided in Note 1. The transitional loss was recorded in accumulated  other  comprehensive  income (loss) of  shareholders'  equity of which a summary of activity follows:

(In Thousands)                                                       2002        2001
-------------------------------------------------------------------------------------
Accumulated Unrealized Losses on Securities Available
 for Sale at January 1, Net of Tax                               $(15,953)   $(17,929)
Net Unrealized Gains for the Period, Net of Tax Expense
 of $29,319 in 2002 and $1,064 in 2001                             54,449       1,976
Reclassification Adjustment for Gains Included in Net Income,
 Net of Tax Expense of $909 in 2002                                (1,687)          -
                                                                 --------    --------
Effect on Other Comprehensive Income (Loss) for the Year           52,762       1,976
                                                                 --------    --------
Accumulated Unrealized Gains (Losses) on Securities Available
 for Sale at December 31, Net of Tax                             $ 36,809    $(15,953)
                                                                 ========    ========
Accumulated Unrealized Losses on Derivatives Used in Cash
 Flow Hedging Relationships at January 1, Net of Tax             $(82,743)   $      -
Cumulative Effect of Change in Accounting Principle, Net of
 Tax Benefit of $15,256 in 2001                                         -     (28,332)
Net Unrealized Losses for the Period, Net of Tax Benefit
 of $13,117 in 2002 and $48,648 in 2001                           (24,360)    (90,347)
Reclassification Adjustment for Losses Included in Net Income,
 Net of Tax Benefit of $14,632 in 2002 and $19,350 in 2001         27,173      35,936
                                                                 --------    --------
Effect on Other Comprehensive Income (Loss) for the Year            2,813     (82,743)
                                                                 --------    --------
Accumulated Unrealized Losses on Derivatives Used in Cash
 Flow Hedging Relationships at December 31, Net of Tax           $(79,930)   $(82,743)
                                                                 ========    ========
Accumulated Other Comprehensive Income (Loss) at
 January 1, Net of Tax                                           $(98,696)   $(17,929)
Other Comprehensive Income (Loss), Net of Tax                      55,575     (80,767)
                                                                 --------    --------
Accumulated Other Comprehensive Income (Loss) at
 December 31, Net of Tax                                         $(43,121)   $(98,696)
                                                                 ========    ========

NOTE 15 - REGULATORY CAPITAL REQUIREMENTS:
------------------------------------------
Provident  and its banking  subsidiary,  The Provident  Bank,  are subject to various regulatory capital  requirements  administered by the federal banking agencies.  Failure to meet minimum capital  requirements can initiate certain mandatory and possibly additional  discretionary  actions by regulators that, if undertaken,  could have a direct material effect on Provident's  financial statements.  Under capital adequacy  guidelines and the regulatory  framework for  prompt  corrective  action,  Provident  and the Bank must meet  specific
capital  guidelines  that  involve  quantitative   measures  of  its  assets,
liabilities  and  certain   off-balance   sheet  items  as  calculated  under
regulatory accounting practices.  Capital amounts and classification are also subject to qualitative  judgments by the regulators  about  components,  risk weightings and other factors.

Quantitative  measures  established by regulation to ensure capital  adequacy require Provident and the Bank to maintain minimum ratios of 4.00% for Tier 1 capital to average assets, 4.00% for Tier 1 capital to risk-weighted  assets, and  8.00%  for total  risk-based  capital  to  risk-weighted  assets.  As of
December 31, 2002,  Provident and the Bank meet all capital  requirements  to which it is subject.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of  December  31,  2002,  Provident  and the Bank's  capital  ratios  were categorized as "well capitalized" for regulatory purposes.  To be categorized as well  capitalized,  Provident and the Bank must maintain minimum ratios of
5.00% for Tier 1  capital  to  average  assets,  6.00% for Tier 1 capital  to
risk-weighted   assets,   and   10.00%  for  total   risk-based   capital  to
risk-weighted  assets.  There have been no  subsequent  conditions  or events which management believes have changed the institutions' status.

The following  table  presents  Provident and the Bank's  regulatory  capital information at December 31:

                                              2002                          2001
                                   --------------------------------------------------------
                                                    Provident                     Provident
(Dollars in Thousands)               Provident           Bank      Provident           Bank
-------------------------------------------------------------------------------------------
Tier 1 Capital                     $ 1,337,160    $ 1,151,078    $ 1,091,141    $   938,402
Average Assets                      17,113,302     16,990,504     16,414,480     16,287,008
  Tier 1 Leverage Ratio                   7.81%          6.77%          6.65%          5.76%

Tier 1 Capital                     $ 1,337,160    $ 1,151,078    $ 1,091,141    $   938,402
Risk-Weighted Assets                14,221,099     14,055,619     13,727,270     13,597,229
  Tier 1 Capital Ratio                    9.40%          8.19%          7.95%          6.90%

Total Risk-Based Capital           $ 1,625,263    $ 1,596,938    $ 1,470,511    $ 1,414,786
Risk-Weighted Assets                14,221,099     14,055,619     13,727,270     13,597,229
  Total Risk-Based Capital Ratio         11.43%         11.36%         10.71%         10.40%

Provident's  Tier 1 capital is comprised of total  shareholders'  equity plus
qualifying  minority  interest  and  junior  subordinated  debentures,   less
unrealized  gains and losses within  accumulated  other  comprehensive  loss, intangible  assets,  and a valuation  related to mortgage  servicing  rights.
Total risk-based capital consists of Tier 1 capital plus qualifying  reserves for loan and lease  losses,  qualifying  subordinated  debentures  and junior subordinated debentures which did not qualify for Tier 1 treatment.

For  purposes of computing  the leverage  ratio,  average  assets  represents average  assets for the fourth  quarter less assets not  qualifying for total
risk-based  capital  including   intangibles  and   non-qualifying   mortgage
servicing assets and reserve for loan and lease losses.

NOTE 16 - BENEFIT  PLANS:
-------------------------
Provident has a Retirement  Plan for the benefit of its  employees.  Included under this plan is a Profit Sharing Plan and a Personal  Investment  Election
Plan ("PIE Plan").  Provident  also  maintains a Deferred  Compensation  Plan
("DCP") and stock option plans.

The Profit  Sharing Plan covers all employees who are qualified as to age and length of  service.  It is a  trusteed  plan with the  entire  cost  borne by
Provident.  All fund assets are  allocated to the  participants.  Provident's contributions  are  discretionary  by the directors of  Provident.  Provident contributed  approximately  $4.6  million  for  2002.  Contributions  of $4.1 million  and $5.9  million  were made to an  Employee  Stock  Ownership  Plan
("ESOP") for 2001 and 2000,  respectively.  The Profit  Sharing  Plan,  which replaced the ESOP,  differs from the ESOP in that  participants may diversify contributions,  which were  formerly in  Provident  Stock,  to other kinds of investments.  In  addition,  participants  may  diversify  up to 25% of their year-end 2002 ESOP balance each year into other investment options.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The PIE Plan, a tax deferred  retirement  plan,  covers all employees who are qualified as to age and length of service.  Employees who wish to participate in the PIE Plan may  contribute  from 1% to 10%  (15%  beginning  in 2003) of their  pre-tax  salaries (to a maximum  prescribed  by the  Internal  Revenue
Service)  to the  plan as  voluntary  contributions.  Provident  will  make a matching  contribution  equal to 25% of the pre-tax  voluntary  contributions made by the  employees on the first 8% of their pre-tax  salaries  during the plan year. The contribution  made by Provident is charged against earnings as the employees'  contributions  are made.  Provident  incurred expense of $1.7 million,  $1.5  million and $1.4 million for this  retirement  plan for 2002,
2001 and 2000, respectively.

The DCP permits participants,  selected by the Compensation  Committee of the
Board of  Directors,  to defer  compensation  in a manner that  aligns  their interests  with those of Provident  shareholders  through the  investment  of deferred  compensation in Provident Common Stock. The DCP allows participants to  postpone  the  receipt  of 5% to 50% of  compensation  until  retirement.
Amounts  deferred  are  invested in a Bank Stock  Account or a  Self-Directed
Account.  Provident  will  credit  the  Bank  Stock  Account  with an  amount dependent  upon  Provident's  pre-tax  earnings per share,  for each share of
Provident  Common  Stock in the  account.  The  calculated  credit is charged against  earnings  by  Provident  annually.  Under  the DCP,  Provident  paid
$195,000 for 2002 and $0 for both 2001 and 2000.

Provident  has Employee  Stock Option  Plans,  an Advisory  Directors'  Stock
Option Plan and Outside Directors' Stock Option Plans. During 2000, Provident
established  an Employee  Stock Option Plan for the benefit of all  Provident associates  not  participating  in other stock option plans.  The other stock option  plans are for the benefit of its key  employees  and  directors.  The
Employee  Stock Option Plans made 12.3 million  options  available for grant.
The options are to be granted,  with exercise  prices at market value,  as of the date of grant. Options become exercisable beginning one year from date of grant  generally at the rate of 20% per year. The Advisory  Directors'  Stock
Option Plan and Outside Directors' Stock Option Plans authorized the issuance of 427,500 and 193,750  options,  respectively.  As of December 31, 2002, the number of options  remaining  available for future  issuance under all of the stock option plans is 2.5 million.

The  following  table  summarizes  option  activity for the three years ended
December 31, 2002:

                              2002                   2001                    2000
                     --------------------   ---------------------   --------------------
                     Weighted                Weighted               Weighted
                      Average                 Average                Average
                     Exercise   Number of    Exercise   Number of   Exercise   Number of
                        Price     Options       Price     Options      Price     Options
                     -------------------------------------------------------------------
Outstanding at
 Beginning of Year     $29.92   6,143,359      $28.84   5,480,365     $30.00    4,205,113
  Granted               23.08   1,660,200       29.17   1,407,432      27.29    2,079,600
  Exercised             12.59    (336,295)      10.37    (374,567)     17.27     (196,130)
  Canceled              30.33    (340,029)      30.82    (369,871)     35.30     (608,218)
                                ---------               ---------              ----------
Outstanding at
 End of Year           $29.12   7,127,235      $29.92   6,143,359     $28.84    5,480,365
                                =========               =========               =========

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2002,  2001 and 2000,  there were  3,297,934,  2,825,462  and
2,396,315 options exercisable, respectively, having a weighted average option price per share of $31.27,  $28.61 and $24.26,  respectively.  The  following table summarizes  information about stock options outstanding at December 31,
2002:

                               Options Outstanding                Options Exercisable
                    ----------------------------------------    -----------------------
                                        Weighted
                                         Average    Weighted                   Weighted
Range of                               Remaining     Average                    Average
Exercise                 Number      Contractual    Exercise         Number    Exercise
 Prices             Outstanding    Life in Years       Price    Exercisable       Price
 --------------------------------------------------------------------------------------
$10.45 - $12.00          33,488              0.2      $10.87         33,488      $10.87
$12.01 - $18.00         451,872              2.1       14.74        451,872       14.74
$18.01 - $27.00       2,982,890              7.7       23.93        889,027       24.84
$27.01 - $40.00       2,741,470              7.1       31.68      1,121,297       33.24
$40.01 - $54.47         917,515              5.0       46.10        802,250       45.79

No compensation  cost has been recognized for stock option grants.  Pro forma net income and  earnings  per share  information  is provided in Note 1 as if compensation  cost had been  determined  for stock  awards  based on the fair values at grant dates.

Beginning with the first quarter of 2003,  Provident has elected to adopt the provisions of Statement No. 123,  "Accounting for  Stock-Based  Compensation"
using  the  Prospective  Method  of  expense  recognition  according  to  the
transition   rules  of  Statement  No.  148,   "Accounting   for  Stock-Based
Compensation - Transition and Disclosure." Under Statement 123,  compensation expense is  recognized  over the  vesting  period  equal to the fair value of stock-based  compensation as of the date of grant.  The full-year 2003 impact on net income and diluted earnings per share are estimated to be $1.4 million and $.02, respectively, for options granted after December 31, 2002.

NOTE 17 - MERGERS AND  RESTRUCTURING  CHARGES:
----------------------------------------------
In September 2000,  Provident  purchased Bank One  Corporation's  Housing and
Health Care Capital business,  including the operations and substantially all of the  assets  of Banc  One  Capital  Funding  Corporation,  a  wholly-owned subsidiary  of Bank One. The business,  which was renamed Red Capital  Group, engages in the  financing  and loan  servicing  of  multi-family  facilities.
Provident  paid $129 million for the net assets with $11 million of goodwill.
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

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 18 - INCOME TAXES:
-----------------------
The composition of income tax expense follows:

(In Thousands)       2002       2001        2000
------------------------------------------------
Current:
  Federal        $  2,686   $    (50)   $    346
  State            24,786     11,704      22,681
                 --------   --------    --------
                   27,472     11,654      23,027
Deferred           22,550    (12,249)     10,808
                 --------   --------    --------
    Total        $ 50,022   $   (595)   $ 33,835
                 ========   ========    ========

The  effective  tax  rate  differs  from the  statutory  rate  applicable  to corporations  as a result of permanent  differences  between  accounting  and taxable income. The reconciliation  between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

(In Thousands)                                     2002        2001        2000
-------------------------------------------------------------------------------
Tax at Statutory Rate (35%)                    $ 50,915    $   (557)   $ 31,631
State Income Tax, Net of Federal Tax Benefit      1,746         (32)        225
Tax Effect of:
  Non-Taxable Interest Income                    (3,388)       (512)       (289)
  Non-Deductible Amortization of Goodwill             -       1,257       1,273
  Tax Credits                                    (2,638)     (1,113)     (1,063)
  Other - Net                                     3,387         362       2,058
                                               --------    --------    --------
    Applicable Income Taxes                    $ 50,022    $   (595)   $ 33,835
                                               ========    ========    ========

At December 31, 2002,  for income tax  purposes,  Provident had a federal net operating loss carryforward of $312.8 million available, which $167.9 million and $144.9 million expires in the years 2021 and 2022, respectively.

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

(In Thousands)                                   2002       2001       2000
---------------------------------------------------------------------------
Deferred Tax Liabilities:
  Excess Lease and Partnership Income        $194,679   $143,267   $112,052
  Securitizations                             109,585     58,433     34,752
  Deferred Loan Costs                          23,308     30,485     26,600
  Other                                        23,829     19,225     13,599
                                             --------   --------   --------
    Total Deferred Tax Liabilities            351,401    251,410    187,003
                                             --------   --------   --------
Deferred Tax Assets:
  Federal Net Operating Loss Carryforward     109,482     36,044          -
  Reserve for Loan and Lease Losses            94,462     87,769     57,957
  Unrealized Loss on Investment Securities     23,414     53,150      9,654
  Deferred Compensation                        10,808      9,210      7,555
  Other                                        20,020     24,335     15,190
                                             --------   --------   --------
    Total Deferred Tax Assets                 258,186    210,508     90,356
                                             --------   --------   --------
      Net Deferred Tax Liabilities           $ 93,215   $ 40,902   $ 96,647
                                             ========   ========   ========

NOTE 19 - EARNINGS PER SHARE:
-----------------------------
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

Stock  options to purchase  approximately  4.6  million,  5.1 million and 2.0 million shares of Common Stock were  outstanding  at December 31, 2002,  2001 and 2000,  respectively,  but were not included in the computation of diluted earnings per share because the options'  exercise price was not  in-the-money and, therefore, the effect would be anti-dilutive.  The PRIDES units were not included  in  the  computation  of  dilutive  earnings  per  share  as  these instruments had no dilutive impact.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted  earnings per common share:

                                                    Year Ended December 31,
                                               --------------------------------
(In Thousands Except Per Share Data)               2002        2001        2000
-------------------------------------------------------------------------------
Basic:
  Net Income (Loss)                            $ 95,451    $ (1,003)   $ 56,541
  Less Preferred Stock Dividends                   (949)       (949)       (949)
                                               --------    --------    --------
   Income Available to Common Shareholders       94,502      (1,952)     55,592
  Weighted-Average Common Shares Outstanding     48,806      49,011      48,744
                                               --------    --------    --------
  Basic Earnings (Loss) Per Share              $   1.94    $  (0.04)   $   1.14
                                               ========    ========    ========
Diluted:
  Net Income (Loss)                            $ 95,451    $ (1,003)   $ 56,541
  Less Preferred Stock Dividends (1)                n/a        (949)        n/a
                                               --------    --------    --------
                                                 95,451      (1,952)     56,541
  Weighted-Average Common Shares Outstanding     48,806      49,011      48,744
  Benefit Plans Common Shares                       497           -           -
  Assumed Conversion of:
    Convertible Preferred Stock (1)                 988         n/a         988
    Dilutive Stock Options (1)                      452         n/a         608
                                               --------    --------    --------
  Dilutive Potential Common Shares               50,743      49,011      50,340
                                               --------    --------    --------
  Diluted Earnings (Loss) Per Share            $   1.88    $  (0.04)   $   1.12
                                               ========    ========    ========
(1) The conversion of preferred securities and stock options were not included in the diluted earnings (loss) per share calculation for 2001 as these are anti-dilutive.

NOTE 20 - ASSET SECURITIZATION  SALES:
--------------------------------------
Since June 2000, Provident has structured its securitization  transactions as secured  financings.  Prior  to  this  time,  the  structure  of  many of its securitizations  resulted in the transactions being treated as sales.  During
2000  Provident   sold  $1.4  billion  of  loans  and  equipment   leases  in
securitization  transactions resulting in the recognition of $43.5 million in gains. For securitizations  structured as sales, Provident retained servicing
responsibilities  and  subordinated  interests.   Provident  receives  annual
servicing fees approximating  0.50% (for nonconforming  residential and prime home  equity  loans) and 0.75%  (for  equipment  leases)  of the  outstanding balance.  Provident  also  possesses  the rights to future cash flows arising after the investors of the securitization trusts have received the return for which they  contracted,  referred to as  retained  interests  in  securitized assets  ("RISAs").  RISAs are subordinate to investors of the  securitization trust with its value  subject to  prepayment  risks,  interest rate risks and credit risks (1996 and 1997 securitizations only) on the transferred assets.

Securitization  transactions  that  have  been  accounted  for as sales  have resulted  in loans and leases  being  removed  from the  balance  sheet.  The following  table  provides a summary  of the  outstanding  balances  of these off-balance sheet loans and leases:

                                  December 31,
                            -----------------------
(In Thousands)                    2002         2001
---------------------------------------------------
Nonconforming Residential   $1,779,127   $2,627,332
Prime Home Equity              194,775      303,527
Equipment Leases                94,408      207,131
                            ----------   ----------
                            $2,068,310   $3,137,990
                            ==========   ==========

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RISA balances have been established for  nonconforming  residential loans and prime home equity loans. No RISAs have been  established for equipment leases as cash gains were  recognized at the time of  securitization.  Components of the nonconforming residential and prime home equity RISAs, which are included within  Investment  Securities on the balance sheet,  as of December 31, 2002 follow:

                                                Nonconforming              Prime
(In Thousands)                                    Residential        Home Equity
--------------------------------------------------------------------------------
Estimated Cash Flows of Underlying Loans,
  Net of Payments to Certificate Holders            $ 161,259            $13,677
Less:
  Estimated Credit Loss                                (6,960)                 -
  Servicing and Insurance Expense                     (21,105)            (2,597)
  Discount to Present Value                           (21,177)            (1,555)
                                                    ---------            -------
Carrying Value of RISA                              $ 112,017 (1)        $ 9,525
                                                    =========            =======
(1) Carrying  value  of Retained Interest  in Securitized Assets,  net of all loss reserves, was $93.3 million at December 31, 2002.

Provident  had  provided  for  credit  enhancements  to  its  securitizations structured as sales in the form of cash, loans and an unfunded secured demand note.  The credit  enhancements  are  maintained  at a  significantly  higher balance than the level of estimated credit losses to improve the credit grade of the  securitization  and thereby  reduce the rate paid to investors of the securitization trust.  Provident had reserves of $20.9 million as of year-end
2002 to offset  future  losses.  Estimated  credit losses are based upon loan credit grades,  collateral,  market  conditions and other pertinent  factors.
Detail of the credit enhancements along with their loss reserves are provided below as of December 31, 2002:

                                        Type of Credit             Value of Credit     Loss
(In Thousands)                           Enhancements                 Enhancements   Reserves
---------------------------------------------------------------------------------------------
Nonconforming Residential (1)    Unfunded Demand Deposit/Loans           $ 275,075    $18,756
Prime Home Equity                            Cash                           27,080        502
Equipment Leases                             Cash                           30,352      1,672
                                                                         ---------    -------
                                                                         $ 332,507    $20,930
                                                                         =========    =======
(1) During the fourth  quarter of 2001,  Provident  reached an agreement with
    the  securitization   insurer  to  release  the  cash  accounts  for  the
    nonconforming residential loan securitizations and substitute an unfunded secured  demand  note  backed by a AAA rated  standby  letter of  credit.
    Actual  losses  are  submitted  on a monthly  basis to  Provident  by the trustee. Should Provident fail to reimburse the trustee for these monthly losses,  the letter of credit can be drawn upon.  There are no conditions that can accelerate this monthly process.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Various  economic  assumptions  are used in the measurement of RISAs and loss estimates.  The  following  key  assumptions  were used as of the date of the securitization during 2000:

                                      Nonconforming               Prime           Equipment
                                        Residential         Home Equity             Leasing
                                        ---------------------------------------------------
Prepayment Speed:
  Initial Rate                               13.73%              10.00%                n/a
  Peak Rate                                  35.00%              30.00%                n/a
  Weighted Average Life (in years)             2.4                 2.1                 n/a
Estimated Credit Losses:
  Annual Basis                                1.14%               0.20%               1.00%
  Percentage of Original Balance              2.84%               0.47%               2.00%
Discount Rate                                12.00%              12.00%               8.00%

The following  sensitivity table provides the effects of an immediate 10% and
20% adverse change to key economic assumptions on RISAs and loss estimates as of December 31, 2002:

                                                     Nonconforming          Prime    Equipment
(Dollars in Millions)                                  Residential    Home Equity      Leasing
----------------------------------------------------------------------------------------------
Peak Prepayment Speed Assumption (Annual Rate)(1)          30% CPR        30% CPR          n/a
 Impact on Fair Value of 10% Adverse Change               $ (17.6)        $ (1.4)          n/a
 Impact on Fair Value of 20% Adverse Change               $ (35.2)        $ (2.6)          n/a

 Estimated Credit Loss Assumption(1)
  (Percentage of Original Balance)                           4.83%          0.20%         6.00%
 Impact on Fair Value of 10% Adverse Change                $ (6.5)        $ (0.1)        $(0.4)
 Impact on Fair Value of 20% Adverse Change               $ (12.9)        $ (0.2)        $(0.8)

 RISA Discount Rate(1)                                      12.00%         10.89%          n/a
 Impact on Fair Value of 10% Adverse Change                $ (3.0)        $ (0.2)          n/a
 Impact on Fair Value of 20% Adverse Change                $ (5.9)        $ (0.4)          n/a

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

                                                       Year Ended December 31,
                                               --------------------------------------
(In Thousands)                                      2002           2001          2000
-------------------------------------------------------------------------------------
Proceeds From New Securitizations              $       -      $       -    $1,412,303
Cash Flows Received from Interests Retained      175,828        193,357       130,720
Servicing Fees Received                           14,384         21,766        24,450
Prepayment and Late Fees Received                 11,941         17,662        13,365
Net Servicing Advances                           (58,535)       (61,749)      (44,246)

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents  quantitative  information about  delinquencies, net credit losses and  components  of  securitized  and  portfolio  loans and leases:

                                                  2002                                            2001
                            ----------------------------------------------    --------------------------------------------
                                                             Middle Market                                   Middle Market
                            Nonconforming      Prime Home        Equipment    Nonconforming    Prime Home        Equipment
(Dollars in Thousands)        Residential          Equity           Leases      Residential        Equity           Leases
--------------------------------------------------------------------------------------------------------------------------
 Average Assets:
  Securitized and Sold        $ 2,190,684     $   246,163        $ 150,562      $ 3,086,984     $ 383,157      $   276,895
  Portfolio                       808,822         853,860          957,835          993,436       510,812          671,951
                              -----------     -----------      -----------      -----------     ---------      -----------
   Total Managed Assets       $ 2,999,506     $ 1,100,023      $ 1,108,397      $ 4,080,420     $ 893,969      $   948,846
                              ===========     ===========      ===========      ===========     =========      ===========
 Year-End Assets:
  Securitized and Sold        $ 1,779,127     $   194,775         $ 94,408      $ 2,627,332     $ 303,527      $   207,131
  Portfolio                       657,204       1,110,728        1,046,640          918,458       688,798          844,096
                              -----------     -----------      -----------      -----------     ---------      -----------
   Total Managed Assets       $ 2,436,331     $ 1,305,503      $ 1,141,048      $ 3,545,790     $ 992,325      $ 1,051,227
                              ===========     ===========      ===========      ===========     =========      ===========
 Net Charge-Offs:
   Total Managed Assets       $   131,462     $     3,422      $    20,184      $    63,651     $   2,816      $    17,430
                              ===========     ===========      ===========      ===========     =========      ===========
 Net Charge-Offs to
  Average Assets:
   Total Managed Assets             4.38%           0.31%            1.82%            1.56%         0.31%            1.84%
                              ===========     ===========      ===========      ===========     =========      ===========
 90 Days or More
  Delinquencies to
  Year-End Assets:
   Total Managed Assets            17.85%           0.19%            0.38%           13.85%         0.21%            1.17%
                              ===========     ===========      ===========      ===========     =========      ===========

NOTE 21 - DERIVATIVE  INSTRUMENTS AND HEDGING ACTIVITIES:
---------------------------------------------------------
Provident uses derivative instruments to manage its interest rate risk. These instruments  include interest rate swaps and interest rate caps. In addition, forward  delivery  commitments  are  entered to assist  with the  issuance of mortgage-backed securities.

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

Interest rate  derivative  instruments  have a credit risk component based on the ability of a counterparty  to meet the obligations to Provident under the terms of the instruments.  Notional  principal  amounts express the volume of the  transactions,  but  Provident's  potential  exposure  to credit  risk is limited only to the market value of the  instruments.  Provident  manages its credit risk in these instruments  through  counterparty  credit policies.  At
December 31, 2002,  Provident  had bilateral  collateral  agreements in place with its  counterparties,  against  which  Provident  has pledged  investment securities with a carrying value of $50 million as collateral.  There were no past due amounts on any  instruments  as of December 31, 2002.  Provident has never experienced a credit loss related to these instruments.

Provident  adopted the  provisions  of  Statements  of  Financial  Accounting
Standards  No.  133,  "Accounting  for  Derivative  Instruments  and  Hedging
Activities," on January 1, 2001.  Pursuant to Statement 133,  derivatives are carried  at fair  value and are  recorded  within  Other  Assets  or  Accrued
Interest and Other Liabilities in the balance sheets.  The accounting for the

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gain or loss  resulting from the change in fair value depends on the intended use of the  derivative.  For a derivative used to hedge changes in fair value of a recognized asset or liability,  or an unrecognized firm commitment,  the gain or loss on the derivative  will be recognized in earnings  together with the  offsetting  loss or gain on the hedged  item.  This  results in earnings recognition  only to the extent that the hedge is  ineffective  in  achieving offsetting  changes in fair value.  For a derivative used to hedge changes in cash flows associated with forecasted  transactions,  the gain or loss on the effective  portion  of the  derivative  will be  deferred,  and  reported  as accumulated other comprehensive  income, a component of shareholders' equity, until such time the  hedged  transaction  affects  earnings.  For  derivative instruments  not accounted for as hedges,  changes in fair value are required to be recognized in earnings.

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

As the changes in fair value of the hedged  items  offset the changes in fair value of the derivatives, no material gain or loss was recognized at the time of adoption of  Statement  133 or for the years ended  December  31, 2002 and
2001.

Cash Flow Hedging  Strategy:  Provident  has also entered into  interest rate swap  agreements  to reduce the  impact of  interest  rate  changes on future interest payments of on and off-balance sheet financing.  These interest rate swaps convert  floating rate debt to a fixed rate basis.  These interest rate swaps have generally been used to hedge interest payments  involving floating rate debt and off-balance sheet  securitization  transactions with maturities up to December 2014.

Upon the adoption of Statement 133 and for the year ended  December 31, 2001,
Provident   recorded   reductions  of  $28.3   million  and  $54.4   million,
respectively,  and for the year ended December 31, 2002, Provident recorded a gain of $2.8 million in accumulated  other  comprehensive  income. No gain or loss was recognized at the time of adoption or for the full years of 2002 and
2001 as a result of  ineffective  cash flow  hedges.  During the next  twelve months,  management  expects  to  reclassify  $51.6  million of net losses on
derivative   instruments  from  accumulated  other  comprehensive  income  to earnings  which it  believes  will be offset by  improved  cash  flows of the hedged items associated with these derivative instruments.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the notional amount of the interest rate derivatives at December
31 is as follows:

                                   Interest Rate Swaps
                                   -------------------  Interest Rate Caps
                                     Receive      Pay   ------------------
(In Millions)                          Fixed    Fixed   Purchased     Sold
--------------------------------------------------------------------------
At December 31, 2002:
  Off-Balance Sheet Securitizations   $  139   $1,265      $1,736   $1,736
  Certificates of Deposit              2,812        -           -        -
  Long-Term / Subordinated Debt          838      622       1,010    1,010
  Premium Index Deposits                   -      195           -        -
  Loans                                    -       51           -        -
  For Customers' Purposes                  -       37          13        -
                                      ------   ------      ------   ------
    Totals                            $3,789   $2,170      $2,759   $2,746
                                      ======   ======      ======   ======
At December 31, 2001:
  Off-Balance Sheet Securitizations   $  270   $2,317      $1,944   $1,944
  Certificates of Deposit              2,472        -           -        -
  Long-Term / Subordinated Debt          718      547       1,010    1,010
  Premium Index Deposits                   -      195           -        -
  Loans                                    -       45           -        -
  For Customers' Purposes                  -        -          48        -
                                      ------   ------      ------   ------
    Totals                            $3,460   $3,104      $3,002   $2,954
                                      ======   ======      ======   ======

Summary  information  with respect to the interest rate  derivatives  used to manage Provident's interest rate sensitivity at December 31, 2002 follows:

                                  Interest Rate Swaps
                                  -------------------      Interest Rate Caps
                                  Receive         Pay     -------------------
(Dollars in Millions)               Fixed       Fixed     Purchased      Sold
-----------------------------------------------------------------------------
Notional Amount                   $ 3,789     $ 2,170       $ 2,759   $ 2,746
Positive Fair Value Adjustment        161           -            29         -
Negative Fair Value Adjustment         (1)       (152)            -       (29)
Weighted Average:
  Receive Rate                      5.86%       1.50%           n/a       n/a
  Pay Rate                          1.75%       5.96%           n/a       n/a
  Strike Rate                         n/a         n/a         8.97%     8.97%
  Life (in years)                    10.5         6.4          12.2      12.3

The expected  notional  maturities of  Provident's  interest rate  derivative portfolio at December 31, 2002 are as follows:

                      Interest Rate Swaps
                      -------------------     Interest Rate Caps
                      Receive         Pay    -------------------
(In Millions)           Fixed       Fixed    Purchased      Sold     Total
--------------------------------------------------------------------------
Less than 1 Year      $   387     $   178      $     -    $    -   $   565
From 1 to 5 Years       1,084         432           13         -     1,529
From 5 to 10 Years        627       1,354            -         -     1,981
From 10 to 15 Years       717         191        2,746     2,746     6,400
More than 15 Years        974          15            -         -       989
                      -------     -------      -------    ------   -------
  Total               $ 3,789     $ 2,170      $ 2,759    $2,746   $11,464
                      =======     =======      =======    ======   =======

Provident also enters into forward delivery contracts for the future delivery of  commercial  real  estate and  residential  mortgage  loans at a specified interest rate to reduce the interest rate risk associated with loans held for sale. As of December 31, 2002, Provident had $172 million in forward delivery contracts.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - CREDIT RISK TRANSFER INSTRUMENTS, CREDIT COMMITMENTS AND GUARANTEES:
------------------------------------------------------------------------------
During  2001  and  2000,   Provident   entered  into  credit  risk   transfer
transactions.  Under the 2001 transaction,  Provident  transferred 97 1/2% of the  credit  risk  on an  auto  lease  portfolio,  while  retaining  a 2 1/2%
first-loss position. Under the 2000 transaction, Provident transferred 98% of the credit risk on an auto lease  portfolio,  while retaining a 2% first-loss position. As a result of these transactions,  Provident was able to lower its credit  concentration  in auto leasing while reducing its regulatory  capital requirements.  As of  December  31,  2002,  the  remaining  unpaid auto lease balances  on the 2001 and 2000 credit risk  transfer  transactions  were $0.4 billion and $1.0 billion, respectively.

Commitments  to extend credit are financial  instruments  in which  Provident agrees to provide  financing to customers  based on  predetermined  terms and conditions.  Since many of the  commitments  to extend credit are expected to expire  without  being  drawn  upon,  the  total  commitment  amounts  do not necessarily  represent  future cash  requirements.  Provident  evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed  necessary by Provident  upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies
but  may  include  accounts  receivable,   inventory,   property,  plant  and
equipment, and income-producing commercial properties.

A standby  letter of credit is an  irrevocable  guarantee  whereby  Provident guarantees  the  performance  of a customer  to a third  party in a borrowing arrangement.  They  are  primarily  issued  to  support  public  and  private borrowing  arrangements,  including  commercial  paper,  bond financing,  and similar  transactions.  The credit risk involved in issuing letters of credit is  essentially  the same as that  involved in extending  loan  facilities to customers.  Collateral is obtained based on management's credit assessment of the customer. Generally, Provident issues standby letters of credit for terms from six months to three years.

Provident's  commitments to extend credit and letters of credit which are not reflected in the balance sheet at December 31 are as follows:

(In Millions)                    2002     2001
----------------------------------------------
Commitments to Extend Credit   $2,887   $2,153
Standby Letters of Credit         274      193
Commercial Letters of Credit       11        -

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provident  (Parent) has issued a guarantee  for a subsidiary to assist in its business activities. This guarantee was made to Fannie Mae for the benefit of
Red Mortgage  Capital,  Inc. Red Mortgage is an approved Fannie Mae Delegated
Underwriting  and Servicing (DUS) mortgage  lender.  Under the Fannie Mae DUS program,  Red  Mortgage  underwrites,  funds  and  sells  mortgage  loans  on multifamily rental projects.  Red Mortgage then services these mortgage loans on Fannie Mae's behalf.  Participation in the Fannie Mae DUS program requires
Red Mortgage to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement,  Red Mortgage and Fannie Mae split losses with one-third of all losses assumed by Red Mortgage and two-thirds of all losses assumed by
Fannie Mae. For Red Mortgage to  participate  in the loss sharing  agreement, the Parent  provided a  guarantee  to Fannie  Mae that it would  fulfill  all payments required of Red Mortgage under the loss sharing  arrangement and for servicing  advances  of  these  loans  if Red  Mortgage  fails  to  meet  its obligations.  As of December  31,  2002,  Red  Mortgage  serviced  loans with outstanding  principal  balances  aggregating  $3.0  billion  under  the  DUS program.  The  guarantee  will  continue  until such time as the loss sharing agreement  is  amended or that Red  Mortgage  no longer  participates  in the
Fannie Mae DUS program. No liability is carried on the Parent's balance sheet for this guarantee as a liability has been  established for estimated  losses on Red Mortgage's balance sheet.

NOTE 23 - LINE OF BUSINESS  REPORTING:
--------------------------------------
Provident's  three major business lines,  referred to as Commercial  Banking,
Retail Banking and Mortgage  Banking,  are based on the products and services offered, and its management structure. Commercial Banking offers a full range of  commercial  lending and  financial  products  and  services to  corporate businesses.  Retail  Banking  provides  consumer  loans and  leases,  deposit accounts,  trust, brokerage and investment products and services to consumers and small businesses. Mortgage Banking originates and services conforming and
nonconforming   residential  loans  to  consumers  and  provides   short-term
financing to mortgage originators and brokers.

Financial  results are determined based on an assignment of balance sheet and income  statement  items to each business line.  Equity  allocations are made based on various risk  measurements  of the business  line. A matched  funded transfer  pricing  process is used to  allocate  interest  income and expense among the business lines.  Provision for loan and lease losses are charged to business lines based on its level of net charge-offs and the size and risk of its lending  portfolio.  Activity-based  costing is used to allocate expenses for centrally provided services.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed  income   statements  and  total  assets  are  provided  below  for
Provident's three major lines of business for the past three years. Corporate
Center  represents  income and  expenses  not  related to the major  business lines, and gain/loss on the sale of investment securities.

                              Commercial      Retail    Mortgage   Corporate
(In Millions)                    Banking     Banking     Banking      Center        Total
-----------------------------------------------------------------------------------------
Year Ended December 31, 2002:
  Net Interest Income           $  216.7    $   32.6    $   66.3    $      -    $   315.6
  Provision for Loan Losses        (62.0)       (8.0)      (20.6)       (9.0)       (99.6)
  Noninterest Income               150.0       603.6        41.1        10.8        805.5
  Noninterest Expense             (216.9)     (586.8)      (72.3)        -         (876.0)
  Income Taxes                     (30.1)      (14.3)       (5.0)        (.6)       (50.0)
                                --------    --------    --------    --------    ---------
  Net Income                    $   57.7    $   27.1    $    9.5    $    1.2    $    95.5
                                ========    ========    ========    ========    =========
  Total Assets                  $  7,554    $  4,854    $  1,646    $  3,486    $  17,540
                                ========    ========    ========    ========    =========
Year Ended December 31, 2001:
  Net Interest Income           $  206.7    $    3.4    $   60.4    $    -      $   270.5
  Provision for Loan Losses       (155.9)      (27.9)      (31.7)        -         (215.5)
  Noninterest Income               166.8       563.5        26.1         -          756.4
  Noninterest Expense             (218.9)     (529.4)      (64.7)        -         (813.0)
  Income Taxes                        .5        (3.6)        3.7         -             .6
                                --------    --------    --------    --------    ---------
  Net Income                    $   (0.8)   $    6.0    $   (6.2)   $    -      $    (1.0)
                                ========    ========    ========    ========    =========
  Total Assets                  $  7,115    $  4,785    $  1,799    $  2,862    $  16,561
                                ========    ========    ========    ========    =========
Year Ended December 31, 2000:
  Net Interest Income           $  186.4    $   20.2    $   37.0       $ -      $   243.6
  Provision for Loan Losses        (79.2)      (25.0)      (29.3)        -         (133.5)
  Noninterest Income               114.7       486.3        59.4          .2        660.6
  Noninterest Expense             (127.9)     (450.2)      (63.0)      (39.3)      (680.4)
  Income Taxes                     (33.2)      (11.4)       (1.4)       12.2        (33.8)
                                --------    --------    --------    --------    ---------
  Net Income                    $   60.8    $   19.9    $    2.7    $  (26.9)   $    56.5
                                ========    ========    ========    ========    =========
  Total Assets                  $  6,242    $  4,161    $  1,824    $  2,770    $  14,997
                                ========    ========    ========    ========    =========

NOTE 24 - TRANSACTIONS WITH AFFILIATES:
---------------------------------------
At December 31, 2002, Carl H. Lindner,  Jr.,  members of his immediate family and trusts for their benefit,  owned 44% of American Financial Group's Common
Stock.  This  group,  along  with Carl H.  Lindner's  siblings  and  entities
controlled  by  them,  or  established  for  their  benefit,   owned  44%  of
Provident's  Common Stock at year-end 2002.  Provident leases its home office space and other office space from a trust, for the benefit of a subsidiary of
American  Financial  Group.  Rentals  and  renovations  charged  by  American
Financial  Group and affiliates  for the years ended December 31, 2002,  2001
and  2000  amounted  to  $3.8   million,   $3.1  million  and  $3.0  million,
respectively.  Provident paid $612,000, $0 and $0 to a subsidiary of American
Financial  Group  for  insurance   coverage  during  2002,  2001,  and  2000,
respectively.  Payments  of  $114,000,  $28,000  and $0 were made to American
Financial  Group and affiliates for record  retention  services for the years ended December 31, 2002, 2001 and 2000, respectively.  Approximately $100,000 was also paid to American  Financial  Group for guard services in each of the past three years.

Provident  has had certain  transactions  with  various  executive  officers, directors  and  principal  holders of equity  securities of Provident and its subsidiaries  and entities in which these  individuals are principal  owners.
Various  loans and  leases  have been made as well as the sale of  commercial paper and repurchase  agreements to these  persons.  Such loans and leases to these  persons  aggregated  approximately  $25.6 million and $42.8 million at

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,  2002 and 2001, respectively.  During 2002, new loans and leases aggregating  $2.6  million  were made to such  parties  and loans and  leases aggregating $19.8 million were repaid.  All of the loans and leases were made at market  interest rates and, in the opinion of management,  all amounts are fully  collectible.  At  December  31,  2002 and  2001,  these  persons  held
Provident's  commercial  paper amounting to $17.3 million and  $17.5 million, respectively.  Additionally,  repurchase  agreements  in the  amount  of $5.8 million and  $7.7 million had been sold to these persons at December 31, 2002 and 2001,  respectively.  All of these  transactions  were at market interest rates.

NOTE 25 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
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

                                          2002                         2001
                               -------------------------------------------------------
                                  Carrying           Fair      Carrying           Fair
(In Thousands)                       Value          Value         Value          Value
--------------------------------------------------------------------------------------
Financial Assets:
  Cash and Cash Equivalents    $   540,919    $   540,919   $   501,223    $   501,223
  Trading Account Securities       127,848        127,848       101,156        101,156
  Loans Held for Sale              436,884        436,884       217,914        217,914
  Investment Securities          4,215,238      4,215,238     3,486,058      3,486,058
  Loans and Leases               9,133,795      9,184,892     8,950,123      8,992,407
  Less: Reserve for Losses        (201,051)             -      (241,143)             -
                                 ---------      ---------     ---------      ---------
    Net Loans and Leases         8,932,744      9,184,892     8,708,980      8,992,407
Financial Liabilities:
  Deposits                       9,848,979      9,818,970     8,854,250      8,867,237
  Short-Term Debt                1,925,005      1,925,005     1,885,309      1,885,309
  Long-Term Debt and Junior
    Subordinated Debentures      4,293,731      4,447,041     4,532,173      4,745,430
Derivative Instruments:
  Interest Rate Swaps                7,985          7,985      (132,664)      (132,664)
  Interest Rate Caps                     -              -             -              -
  Interest Rate Floors                   -              -             -              -

The following  methods and  assumptions  were used by Provident in estimating its fair value disclosures for financial instruments:
o  Cash and cash  equivalents:  The carrying  amounts reported in the balance sheet for cash and short-term  instruments  approximate those assets' fair values.
o  Trading  account  securities  and investment  securities:  Fair values for trading account  securities and investment  securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market  prices of comparable  instruments.
   Retained  interests in securitized assets are valued using discounted cash

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   flow  techniques.  Significant  assumptions  used  in  the  valuation  are presented in Note 20.
o  Loans and leases: For variable-rate loans that reprice frequently and with no  significant  change in credit risk,  fair values are based on carrying values. The fair values for certain  residential  mortgage loans and other consumer  loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions,  adjusted for differences in loan  characteristics.  The fair  values  for other  loans and  leases are estimated using discounted cash flow analyses and interest rates currently being  offered for loans and leases with  similar  terms to  borrowers  of similar credit quality.  The fair values disclosed for loans held for sale are equal to their carrying amounts.
o  Deposits: The fair values disclosed for demand deposits are equal to their carrying amounts. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit  approximate their fair values at the reporting date. Fair values for fixed-rate  certificates of deposit are  estimated  using a  discounted  cash flow  calculation  that  applies interest rates  currently  being offered on  certificates to a schedule of aggregated expected monthly maturities on time deposits.
o  Short-term   debt:  The  carrying  amounts  of  federal  funds  purchased, borrowings under repurchase  agreements,  and other short-term  borrowings approximate their fair values.
o  Long-term  debt and junior  subordinated  debentures:  The fair  values of long-term  borrowings  that are traded in the  markets  are equal to their quoted market prices. The fair values of other long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on
   Provident's  current  incremental  borrowing  rates for  similar  types of borrowing arrangements.
o  Derivative instruments:  The fair value of derivative instruments has been recognized  as  either  assets  or  liabilities  in the  balance  sheet in accordance to Statement No. 133,  "Accounting  for Derivative  Instruments
   and Hedging Activities." The fair value of derivative instruments is based upon current market quotes.

NOTE 26 - ADDITIONAL INFORMATION:
---------------------------------

LEGAL MATTERS:  Provident and its subsidiaries are not parties to any pending legal proceedings other than routine litigation  incidental to their business except for the following  matters related to the restatement  announced March
5, 2003.

On March 6, 6, 11,  26 and 31 and  April  3,  2003,  respectively,  purported class-actions were filed in the U.S. District Court for the Southern District of Ohio by shareholders Waldbaum,  Merzin, McKay, Nicci, Koot (as a Provident
Capital  Trust  holder)  and  Spitz,   respectively  against  Provident,  its
President,  Robert L. Hoverson,  its Chief Financial Officer,  Christopher J.
Carey, and, in the Merzin, Koot, and Spitz cases, their predecessors in those positions, on behalf of all purchasers of Provident securities from March 30,
1998  through  March 5, 2003.  These  actions  are based  upon  circumstances involved in the  restatement  of earnings  announced by Provident on March 5,
2003 and allege  violations of federal  securities  laws by the defendants in
Provident's  financial  disclosures  during  the period  from March 30,  1998 through March 5, 2003. They seek an unspecified amount of damages and, in the cases filed by Waldbaum and McKay,  reimbursement  of all  executive  bonuses received during that period.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 7 and 18, 2003,  respectively,  derivative actions were filed by the
Plumbers and Pipefitters  Location 572 Pension Fund and  shareholder  Berg on behalf of Provident  versus  Provident's  directors in the same court.  These suits were also  concerned  with the  restatement of earnings and allege that
the  defendants   breached   fiduciary  duties  owed  to  Provident  and  are
responsible   for  the  conditions  that  led  to  the  restatement  and  its consequences  and sales of stock and other  actions by certain  officers  and directors and seek recovery from the defendants of an  unspecified  amount of damages.  A similar action was filed in the Court of Common Pleas of Hamilton
County, Ohio on March 26, 2003 by shareholder Weinstein against the directors and two officers.

RESTRICTIONS ON CASH AND NONINTEREST BEARING DEPOSITS:  Federal Reserve Board
regulations  require that The Provident Bank maintain certain minimum reserve balances.  The average  amount of those  reserve  balances for the year ended
December 31, 2002, was approximately $57.8 million.

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

The  subsidiaries  and their total  assets as of  December  31, 2002 and 2001 follow (in thousands):

                                                        December 31,
                                                    -------------------
Subsidiary                                              2002       2001
-----------------------------------------------------------------------
Provident Auto Rental LLC 1999-1                    $723,901   $801,373
Provident Auto Leasing Company                       617,371    717,239
Provident Auto Rental LLC 2000-1                     350,500    374,242
Provident Auto Rental LLC 2001-1                     314,339    345,432
Provident Auto Rental Company LLC 1998-2             152,986    171,112
Provident Auto Rental LLC 2000-2                     150,401    159,537
Provident Auto Rental Company LLC 1998-1             141,300    157,498
Provident Lease Receivables Company LLC              115,460    193,139

The above  amounts  include items which are  eliminated  in the  Consolidated
Financial Statements.

RESTRICTIONS ON TRANSFER OF FUNDS FROM  SUBSIDIARIES TO PARENT:  The transfer of funds by The Provident Bank to the parent as dividends,  loans or advances is  subject  to various  laws and  regulations  that limit the amount of such transfers.  The amount of dividends available for payment in 2003 by the Bank to the parent company is approximately  $30.2 million,  plus 2003 net income.
Pursuant  to  Federal  Reserve  and State  regulations,  the  maximum  amount available to be loaned to affiliates (as defined),  including its Parent,  by the Bank,  was  approximately  $165.1  million to any single  affiliate,  and
$330.2 million to all  affiliates  combined of which $43.6 million was loaned at December 31, 2002.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARENT COMPANY FINANCIAL INFORMATION: Parent Company only condensed financial information for Provident Financial Group, Inc. is as follows:

                         BALANCE SHEETS (PARENT ONLY)

                                                        December 31,
                                                  -----------------------
(In Thousands)                                          2002         2001
-------------------------------------------------------------------------
ASSETS
  Cash and Cash Equivalents                       $  243,000   $  157,168
  Trading Account Securities                          10,470            -
  Investment Securities Available for Sale           299,024      315,018
  Investment in Subsidiaries:
    Banking                                        1,056,278      948,949
    Non-Banking                                       18,287       18,782
  Accounts Receivable from Banking Subsidiaries       18,552            -
  Other Assets                                       103,222       99,005
                                                  ----------   ----------
TOTAL ASSETS                                      $1,748,833   $1,538,922
                                                  ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Accounts Payable to Banking Subsidiaries             $ -   $   12,459
    Other Accounts Payable and Accrued Expenses       56,575       18,636
    Commercial Paper                                 271,269      240,571
    Long-Term Debt and
     Junior Subordinated Debentures                  540,618      465,423
                                                  ----------   ----------
      Total Liabilities                              868,462      737,089
  Shareholders' Equity                               880,371      801,833
                                                  ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $1,748,833   $1,538,922
                                                  ==========   ==========

                    STATEMENTS OF INCOME (PARENT ONLY)

                                                          Year Ended December 31,
                                                     -------------------------------
(In Thousands)                                           2002       2001        2000
------------------------------------------------------------------------------------
Income:
  Dividends from Banking Subsidiaries                $ 45,000   $ 15,000    $ 37,000
  Interest Income from Banking Subsidiaries            25,394     24,944      13,232
  Other Interest Income                                 1,261      1,469       4,951
  Noninterest Income                                    1,080      7,492       5,712
                                                     --------   --------    --------
                                                       72,735     48,905      60,895
Expenses:
  Interest Expense                                     32,125     40,762      34,795
  Noninterest Expense                                   1,705      2,842       2,668
                                                     --------   --------    --------
                                                       33,830     43,604      37,463
                                                     --------   --------    --------
Income Before Taxes and Equity in Undistributed
  Net Income of Subsidiaries                           38,905      5,301      23,432
Applicable Income Tax Credits                           5,571      7,936       6,624
                                                     --------   --------    --------
Income Before Equity in Undistributed Net Income
  of Subsidiaries                                      44,476     13,237      30,056
Equity in Undistributed Net Income of Subsidiaries     50,975    (14,240)     26,485
                                                     --------   --------    --------
Net Income (Loss)                                    $ 95,451   $ (1,003)   $ 56,541
                                                     ========   ========    ========

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             STATEMENTS OF CASH FLOWS (PARENT ONLY)

                                                         Year Ended December 31,
                                                  -----------------------------------
(In Thousands)                                         2002         2001         2000
-------------------------------------------------------------------------------------
Operating Activities:
 Net Income (Loss)                                $  95,451    $  (1,003)   $  56,541
 Adjustment to Reconcile Net Income to Net Cash
  Provided by (Used in) Operating Activities:
   Equity in Undistributed Net Income
    of Subsidiaries                                 (50,975)      14,240      (26,485)
   Amortization and Accretion                           453        1,066          805
   Tax Benefit Received from Exercise
    of Stock Options                                  1,069        2,706          513
   Realized Investment Security (Gains) Losses           11          (72)         493
   (Increase) Decrease in Interest Receivable           (48)         177           39
   (Increase) Decrease in Other Assets              (22,754)       3,783      (40,026)
   Increase (Decrease) in Interest Payable            1,163         (261)          76
   Increase (Decrease) in Other Liabilities         (15,584)     (20,821)      10,193
                                                  ---------    ---------    ---------
    Net Cash Provided by (Used In)
     Operating Activities                             8,786         (185)       2,149
                                                  ---------    ---------    ---------
Investing Activities:
 Investment Securities Available for Sale:
  Proceeds from Sales                                24,159       19,379      129,648
  Proceeds from Maturities and Prepayments           11,664       15,234       87,358
  Purchases                                         (19,883)     (50,671)    (330,583)
                                                  ---------    ---------    ---------
   Net Cash Provided by (Used In)
    Investing Activities                             15,940      (16,058)    (113,577)
                                                  ---------    ---------    ---------
Financing Activities:
 Net Increase (Decrease) in Commercial Paper         30,698       53,481      (14,694)
 Principal Payments on Long-Term Debt                  (120)        (391)     (74,764)
 Proceeds from Issuance of Long-Term Debt and
  Junior Subordinated Debentures                     75,000      124,432      186,706
 Cash Dividends Paid                                (48,334)     (48,002)     (47,738)
 Repurchase of Common Stock                             (24)        (246)           -
 Proceeds from Exercise of Stock Options              4,232        3,884        3,388
 Contribution to Subsidiaries                          (346)     (54,986)      (3,480)
 Net Increase in Other Equity Items                       -          903        2,816
                                                  ---------    ---------    ---------
  Net Cash Provided by Financing Activities          61,106       79,075       52,234
                                                  ---------    ---------    ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                    85,832       62,832      (59,194)
Cash and Cash Equivalents at Beginning of Year      157,168       94,336      153,530
                                                  ---------    ---------    ---------
 Cash and Cash Equivalents at End of Year         $ 243,000    $ 157,168    $  94,336
                                                  =========    =========    =========

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SUPPLEMENTARY DATA

Quarterly Consolidated Results of Operations - (Unaudited)
----------------------------------------------------------

The following are quarterly  consolidated  results of operations  for the two years ended December 31, 2002.

                                                           As Restated, See Note 3
                                                     -----------------------------------
                                           Fourth        Third       Second        First
(In Thousands Except Per Share Data)      Quarter      Quarter      Quarter      Quarter
----------------------------------------------------------------------------------------
2002:
 Total Interest Income                  $ 208,391    $ 208,250    $ 211,331    $ 213,416
 Total Interest Expense                  (127,482)    (130,624)    (132,603)    (135,121)
                                        ---------    ---------    ---------    ---------
  Net Interest Income                      80,909       77,626       78,728       78,295
 Provision for Loan and Lease Losses      (18,237)     (23,532)     (33,575)     (24,205)
                                        ---------    ---------    ---------    ---------
  Net Interest Income After Provision
   for Loan and Lease Losses               62,672       54,094       45,153       54,090
 Noninterest Income                       210,287      196,397      204,578      194,230
 Noninterest Expense                     (232,700)    (214,079)    (214,637)    (214,612)
                                        ---------    ---------    ---------    ---------
  Income Before Income Taxes               40,259       36,412       35,094       33,708
 Applicable Income Taxes                  (13,630)     (12,376)     (11,924)     (12,092)
                                        ---------    ---------    ---------    ---------
  Net Income                            $  26,629    $  24,036    $  23,170    $  21,616
                                        =========    =========    =========    =========
 Net Earnings Per Common Share:
  Basic                                 $     .54    $     .49    $     .47    $     .43
  Diluted                                     .52          .47          .46          .43
  Cash Dividends                              .24          .24          .24          .24

                                                       As Restated, See Note 3
                                         ------------------------------------------------
                                            Fourth        Third       Second        First
2001:                                      Quarter      Quarter      Quarter      Quarter
-----------------------------------------------------------------------------------------
 Total Interest Income                   $ 221,768    $ 245,459    $ 250,450    $ 255,618
 Total Interest Expense                   (148,894)    (174,336)    (184,606)    (194,964)
                                         ---------    ---------    ---------    ---------
  Net Interest Income                       72,874       71,123       65,844       60,654
 Provision for Loan and Lease Losses      (108,787)     (60,886)     (23,548)     (22,324)
                                         ---------    ---------    ---------    ---------
  Net Interest Income After Provision
   for Loan and Lease Losses               (35,913)      10,237       42,296       38,330
 Noninterest Income                        195,712      192,917      193,534      174,273
 Noninterest Expense                      (218,399)    (222,476)    (194,701)    (177,408)
                                         ---------    ---------    ---------    ---------
  Income (Loss) Before Income Taxes        (58,600)     (19,322)      41,129       35,195
 Applicable Income Taxes                    21,081        6,540      (14,497)     (12,529)
                                         ---------    ---------    ---------    ---------
  Net Income (Loss)                      $ (37,519)   $ (12,782)   $  26,632    $  22,666
                                         =========    =========    =========    =========
 Net Earnings (Loss) Per Common Share:
  Basic                                  $    (.77)   $    (.27)   $     .54    $     .46
  Diluted                                     (.77)        (.27)         .53          .45
  Cash Dividends                               .24          .24          .24          .24

Quarterly   earnings  per  share  numbers  do  not  necessarily  add  to  the year-to-date amounts due to the treasury stock method of calculating earnings per share and to rounding.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
-----------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

                                   PART III

Items 10 through 13 are  incorporated by reference to Provident's  definitive proxy  statement to be filed with the  Commission  pursuant to Regulation 14A within 120 days after the close of  Provident's  fiscal year ending  December
31, 2002:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
-----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

An evaluation was performed under the supervision and with the  participation of management,  including the principal executive and financial officers,  of the  effectiveness  of the design and  operation  of  Provident's  disclosure controls and procedures within 90 days prior to the filing of this Form 10-K.
Based on that evaluation,  management,  including the principal executive and financial  officers,  concluded  that  Provident's  disclosure  controls  and procedures  were effective with no significant  weaknesses  noted except that
Provident's  disclosure  controls and  procedures  did not detect until early
2003 certain  unintentional  errors that had occurred in the  accounting  and classification of auto lease  transactions.  This weakness has been addressed and the financial  statements and related financial  information  included in
this  Form  10-K  have  been  appropriately   revised.  There  have  been  no
significant changes in Provident's internal controls or in other factors that could  significantly  affect these internal  controls after the date of their evaluation.  Provident is reviewing its disclosure controls and procedures in all areas involving  financial  models  previously  established for lease and other  transactions  to improve the ability of its  disclosure  controls  and procedures  to detect such  problems of the nature  discovered in early 2003.
Provident's Audit Committee engaged  PricewaterhouseCoopers LLP, which is not the auditor of Provident's financial statements, to undertake a review of its internal  controls.  PricewaterhouseCoopers  is to provide an  assessment  of
Provident's  existing  internal  controls in certain areas. The scope of this review is currently being determined.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
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
                                           Annual Meeting of Shareholders.

    4.1     Instruments defining the       Provident has no outstanding
            rights of security             issue of indebtedness exceeding
            holders                        10% of the assets of Provident
                                           Financial and Consolidated
                                           Subsidiaries. A copy of the
                                           instruments defining the rights of
                                           security holders will be furnished
                                           to the Commission upon request.

    4.2     Plan of Reorganization         Incorporated by reference to Form
            relating to Series D,          10-K for 1995.
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
            dated as of November 27,
            1996

    10.3    Form of Guarantee Agreement    Incorporated by reference to
            entered into by Provident      registration statement number
            and The Bank of New York,      333-20769.
            as Guarantee Trustee

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

    Number  Exhibit Description            Filing Status
    ------  -------------------            -------------

    10.4    Provident 1990 Employee        Incorporated by reference to
            Stock Purchase Plan(1)         Post-Effective Amendment No. 1
                                           to Form S-8 (File No. 33-34904).

    10.5    Provident Retirement Plan      Incorporated by reference to
            (As amended)(1)                Form S-8 (File No. 33-90792).

    10.6    Provident 1992 Advisory        Incorporated by reference to Form
            Directors' Stock Option Plan   8-K filed October 22, 1992, and
            (As amended)(1)                Form S-8 (File No. 33-62707).

    10.7    Provident 1992 Outside         Incorporated by reference to Form
            Directors' Stock Option        S-8 (File No. 33-51230).
            Plan(1)

    10.8    Provident Restricted           Incorporated by reference to Form
            Stock Plan(1)                  S-2 (File No. 33-44641).

    10.9    Registration of Preferred      Incorporated by reference to Form
            Capital Securities, between    S-3 (File No. 333-80231).
            Provident Capital Trust II,
            Provident and Chase
            Manhattan Bank

    10.10   Agreement and Plan of          Incorporated by reference to Form
            Reorganization between         S-4 (File No. 333-88723).
            Provident and Fidelity
            Financial of Ohio, Inc.

    10.11   Registration of Preferred      Incorporated by reference to Form
            Capital Securities of          S-3 as amended by Form S-3/A File
            Provident Capital Trust        No. 333-93603).
            III and IV

    10.12   Registration of Glenway        Incorporated by reference to Form
            Financial Corporation 1990     S-8 (File No. 333-96503) and Form
            Stock Option and Incentive     S-8 (File No. 333-55698).
            Plan, Fidelity Federal Savings
            Bank 1992 Stock Incentive
            Plan, Fidelity Financial of
            Ohio, Inc. 1997 Stock Option
            Plan, and OHSL Financial Corp.
            1992 Stock Option and
            Incentive Plan

    10.13   Separation agreement between   Incorporated by reference to Form
            Provident and Philip R. Myers  Form 10-Q for the second quarter
            (1)                            of 2001.

    10.14   Provident Dividend             Incorporated by reference to Form
            Reinvestment Plan              S-3 (File No. 333-67754).

    10.15   Employment agreement between   Incorporated by reference to Form
            Provident and James L. Gertie  8-K (File No. 02672034).
            (1)

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

    Number  Exhibit Description            Filing Status
    ------  -------------------            -------------

    10.16   Employment agreement between   Filed herewith.
            Provident and Christopher J.
            Carey(1)

    10.17   Employment agreement between   Filed herewith.
            Provident and James R.
            Whitaker(1)

    10.18   Provident 1988 Stock Option    Filed herewith.
            Plan (As amended)(1)

    10.19   Provident 1996 Non-Executive   Filed herewith.
            Officer Stock Option Plan
            (As amended)(1)

    10.20   Provident 1997 Stock Option    Filed herewith.
            Plan (As amended)(1)

    10.21   Provident 2000 Stock Option    Filed herewith.
            Plan (As amended)(1)

    10.22   Provident Deferred             Filed herewith.
            Compensation Plan (As
            Amended)(1)

    10.23   Provident 2002 Outside         Filed herewith.
            Directors Stock Option Plan(1)

    10.24   Provident Outside Directors    Filed herewith.
            Deferred Compensation Plan
            (As Amended)(1)

    10.25   Provident Supplemental         Filed herewith.
            Executive Retirement Plan
            (As Amended)(1)

    21      Subsidiaries of Provident      Filed herewith.

    23      Consent of Independent         Filed herewith.
            Auditors

     (1) Management Compensatory Agreements

(b)  Reports on Form 8-K:

     Form 8-K (Items 5 and 7) filed on March 5, 2003.

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
                                                        April 11, 2003

Pursuant to the  requirements  of the Securities  Exchange Act of 1934,  this report has been signed below by the following  persons on behalf of Provident
Financial Group, Inc. and in the capacities and on the dates indicated.

       Signature                  Capacity                            Date
       ---------                  --------                            ----

/s/Robert L. Hoverson       Director and President           April 11, 2003
-----------------------    (Principal Executive Officer)
   Robert L. Hoverson

/s/Jack M. Cook             Director                         April 11, 2003
-----------------------
   Jack M. Cook

/s/Thomas D. Grote, Jr.     Director                         April 11, 2003
-----------------------
   Thomas D. Grote, Jr.

/s/Joseph A. Pedoto         Director                         April 11, 2003
-----------------------
   Joseph A. Pedoto

/s/Sidney A. Peerless       Director                         April 11, 2003
-----------------------
   Sidney A. Peerless

/s/Joseph A. Steger         Director                         April 11, 2003
-----------------------
   Joseph A. Steger

/s/Christopher J. Carey     Executive Vice President         April 11, 2003
------------------------    and Chief Financial Officer
   Christopher J. Carey

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                 Certification of Principal Executive Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
           and Securities and Exchange Commission Release 34-46427

I, Robert L. Hoverson, the principal executive officer of Provident Financial
Group, Inc. ("Provident"), certify that:

1. I have reviewed this annual report on Form 10-K of Provident;
2. Based on my  knowledge,  this  annual  report  does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my  knowledge,  the  financial  statements,  and other  financial information included in this annual report, fairly present in all material respects the financial condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this  annual report;
4. The  registrant's  other  certifying  officer  and I are  responsible  for establishing  and  maintaining  disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed  such  disclosure  controls  and  procedures  to  ensure  that
      material  information   relating  to  the  registrant,   including  its
      consolidated  subsidiaries,  is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying  officer and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors and the audit committee of  registrant's  board of directors (or persons  performing the equivalent function):
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
6. The  registrant's  other  certifying  officer and I have indicated in this annual report  whether or not there were  significant  changes in internal controls or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent evaluation,  including any  corrective  actions  with  regard  to  significant  deficiencies  and material weaknesses.

Date: April 10, 2003                              /s/Robert L. Hoverson
                                                  ---------------------
                                                    Robert L. Hoverson
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                 Certification of Principal Financial Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
           and Securities and Exchange Commission Release 34-46427

I,  Christopher  J.  Carey,  the  principal  financial  officer of  Provident
Financial Group, Inc. ("Provident"), certify that:

1. I have reviewed this annual report on Form 10-K of Provident;
2. Based on my  knowledge,  this  annual  report  does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my  knowledge,  the  financial  statements,  and other  financial information included in this annual report, fairly present in all material respects the financial condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this  annual report;
4. The  registrant's  other  certifying  officer  and I are  responsible  for establishing  and  maintaining  disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed  such  disclosure  controls  and  procedures  to  ensure  that
      material  information   relating  to  the  registrant,   including  its
      consolidated  subsidiaries,  is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying  officer and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors and the audit committee of  registrant's  board of directors (or persons  performing the equivalent function):
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
6. The  registrant's  other  certifying  officer and I have indicated in this annual report  whether or not there were  significant  changes in internal controls or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent evaluation,  including any  corrective  actions  with  regard  to  significant  deficiencies  and material weaknesses.

Date: April 10, 2003                             /s/Christopher J. Carey
                                                 -----------------------
                                                   Christopher J. Carey
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange  Commission of the Annual Report of Provident  Financial Group,  Inc.  ("Provident") on Form
10-K for the period  ending  December 31, 2002 (the  "Report"),  I, Robert L.
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
Provident.

/s/Robert L. Hoverson
---------------------
Robert L. Hoverson
Chief Executive Officer

April 10, 2003

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
          Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange  Commission of the Annual Report of Provident  Financial Group,  Inc.  ("Provident") on Form
10-K for the period ending December 31, 2002 (the "Report"),  I,  Christopher
J. Carey,  Chief  Financial  Officer of  Provident,  certify,  pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the  requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

     (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of  operations of
Provident.

/s/Christopher J. Carey
-----------------------
Christopher J. Carey
Chief Financial Officer

April 10, 2003