Form 10-Q
period 2003-03-31
PROVIDENT FINANCIAL GROUP INC
filed 2003-05-15
CIK 316770

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934

For the Quarterly Period Ended                               Commission File
March 31, 2003                                                    No. 1-8019

                       PROVIDENT FINANCIAL GROUP, INC.

Incorporated under                                         IRS Employer I.D.
the Laws of Ohio                                              No. 31-0982792

               One East Fourth Street, Cincinnati, Ohio 45202
                             Phone: 513-579-2000

Indicate by check whether the registrant (1) has filed all reports  required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934
during  the  preceding  12  months  (or for  such  shorter  period  that the registrant was required to file such  reports),  and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X] No [ ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest  practicable date: Common stock,  without par value, outstanding at April 30, 2003 is 48,765,906.

                    Please address all correspondence to:

                            Christopher J. Carey
            Executive Vice President and Chief Financial Officer
                       Provident Financial Group, Inc.
                           One East Fourth Street
                           Cincinnati, Ohio 45202

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                          INDEX TO QUARTERLY REPORT

                                ON FORM 10-Q

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . 15

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . 40

   ITEM 4. CONTROLS AND PROCEDURES . . . . . . . . . . . . . .  . . . . . 41

PART II. OTHER INFORMATION

                                              PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                             March 31,    December 31,
                                                                 2003            2002
(Dollars in Thousands)                                     (Unaudited)
-------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                $    340,141    $    351,994
  Federal Funds Sold and Reverse Repurchase Agreements        561,446         188,925
  Trading Account Securities                                  111,516         127,848
  Loans Held for Sale                                         255,593         436,884
  Investment Securities Available for Sale
   (amortized cost - $4,303,774 and $4,158,511)             4,320,723       4,215,238
  Loans and Leases (Net of Unearned Income):
    Corporate Lending:
      Commercial                                            4,515,888       4,482,373
      Mortgage                                                947,205         960,636
      Construction                                            528,824         510,331
      Lease Financing                                       1,233,533       1,273,901
    Consumer Lending:
      Installment                                           1,362,896       1,306,761
      Residential                                             519,632         599,793
      Lease Financing                                          43,522               -
                                                         ------------    ------------
        Total Loans and Leases                              9,151,500       9,133,795
    Reserve for Loan and Lease Losses                        (201,020)       (201,051)
                                                         ------------    ------------
        Net Loans and Leases                                8,950,480       8,932,744
  Leased Equipment                                          2,181,823       2,350,356
  Premises and Equipment                                       98,853         101,513
  Goodwill                                                     82,651          82,651
  Other Assets                                                823,194         751,856
                                                         ------------    ------------
TOTAL ASSETS                                             $ 17,726,420    $ 17,540,009
                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                $  1,163,209    $  1,141,990
      Interest Bearing                                      9,502,086       8,706,989
                                                         ------------    ------------
        Total Deposits                                     10,665,295       9,848,979
    Short-Term Debt                                         1,506,797       1,925,005
    Long-Term Debt                                          3,661,219       3,842,657
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures                 451,179         451,074
    Minority Interest                                         160,966         160,966
    Accrued Interest and Other Liabilities                    401,981         430,957
                                                         ------------    ------------
        Total Liabilities                                  16,847,437      16,659,638
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized,
     Series D, 70,272 Issued                                    7,000           7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 48,759,156 and 48,760,462 Issued              14,454          14,454
    Capital Surplus                                           298,498         298,025
    Retained Earnings                                         619,444         604,013
    Accumulated Other Comprehensive Loss, Net                 (60,413)        (43,121)
                                                         ------------    ------------
        Total Shareholders' Equity                            878,983         880,371
                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 17,726,420    $ 17,540,009
                                                         ============    ============

See notes to consolidated financial statements.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                               ------------------------
(In Thousands, Except Per Share Data)              2003            2002
-----------------------------------------------------------------------
Interest Income:
  Interest and Fees on Loans and Leases        $141,636        $155,001
  Interest on Investment Securities              51,815          53,348
  Other Interest Income                           8,291           5,067
                                               --------        --------
      Total Interest Income                     201,742         213,416
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                   9,868           9,052
    Time Deposits                                47,068          58,403
                                               --------        --------
      Total Interest on Deposits                 56,936          67,455
  Interest on Short-Term Debt                     8,840          10,310
  Interest on Long-Term Debt                     48,308          51,418
  Interest on Junior Subordinated Debentures      4,699           5,938
                                               --------        --------
      Total Interest Expense                    118,783         135,121
                                               --------        --------
        Net Interest Income                      82,959          78,295
Provision for Loan and Lease Losses              16,521          24,205
                                               --------        --------
  Net Interest Income After Provision
    for Loan and Lease Losses                    66,438          54,090
Noninterest Income:
  Service Charges on Deposit Accounts            12,332          10,449
  Loan Servicing Fees                            10,660           7,998
  Commercial Mortgage Banking Revenue            10,297           5,746
  Other Service Charges and Fees                 11,736           9,899
  Leasing Income                                138,861         154,981
  Cash Gains on Sale of Loans                     4,942           2,640
  Warrant Gains                                     328               -
  Net Security Gains                              1,500               -
  Other                                           3,518           4,517
                                               --------        --------
    Total Noninterest Income                    194,174         196,230
Noninterest Expense:
  Salaries, Wages and Benefits                   61,984          56,389
  Charges and Fees                                7,822           7,651
  Occupancy                                       6,228           6,018
  Leasing Expense                                95,760         106,865
  Equipment Expense                               6,949           6,207
  Professional Services                           8,398           6,085
  Minority Interest Expense                       3,197               -
  Other                                          31,745          27,397
                                               --------        --------
    Total Noninterest Expense                   222,083         216,612
                                               --------        --------
Income Before Income Taxes                       38,529          33,708
Applicable Income Taxes                          12,715          12,092
                                               --------        --------
  Net Income                                   $ 25,814        $ 21,616
                                               ========        ========
Per Common Share:
  Basic Earnings Per Share                     $   0.52        $   0.43
  Diluted Earnings Per Share                       0.51            0.43
  Cash Dividends Paid                              0.24            0.24

See notes to consolidated financial statements.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)

                                                                                  Accumulated
                                                                                        Other
                                   Preferred   Common    Capital    Retained    Comprehensive
(In Thousands)                         Stock    Stock    Surplus    Earnings        Loss, Net      Total
--------------------------------------------------------------------------------------------------------
Balance at January 1, 2002           $ 7,000  $14,587   $322,024    $556,918        $ (98,696)  $801,833

Net Income                                                            21,616                      21,616
Other Comprehensive Income,
 Net of Tax:
 Change in Unrealized
  Gains (Losses) on:
  Hedging Instruments                                                                  22,690     22,690
  Marketable Securities                                                                (8,900)    (8,900)
                                                                                                --------
     Total Comprehensive Income                                                                   35,406
Dividends Paid on:
 Preferred Stock                                                        (237)                       (237)
 Common Stock                                                        (11,816)                    (11,816)
Exercise of Stock Options and
 Accompanying Tax Benefits                         16        826                                     842
Other                                                        (14)                                    (14)
                                     -------  -------   --------    --------        ---------   --------
Balance at March 31, 2002            $ 7,000  $14,603   $322,836    $566,481        $ (84,906)  $826,014
                                     =======  =======   ========    ========        =========   ========

Balance at January 1, 2003           $ 7,000  $14,454   $298,025    $604,013        $ (43,121)  $880,371

Net Income                                                            25,814                      25,814
Other Comprehensive Income,
 Net of Tax:
 Change in Unrealized
  Gains (Losses) on:
  Hedging Instruments                                                                   8,562      8,562
  Marketable Securities                                                               (25,854)   (25,854)
                                                                                                --------
     Total Comprehensive Income                                                                    8,522
Dividends Paid on:
 Preferred Stock                                                        (237)                       (237)
 Common Stock                                                        (11,895)                    (11,895)
Exercise of Stock Options and
 Accompanying Tax Benefits                          9        991                                   1,000
Benefit Plan Assets in
 Provident Stock                                   (9)      (518)        (51)                       (578)
Other                                                                  1,800                       1,800
                                     -------  -------   --------    --------        ---------   --------
Balance at March 31, 2003            $ 7,000  $14,454   $298,498    $619,444        $ (60,413)  $878,983
                                     =======  =======   ========    ========        =========   ========

See notes to consolidated financial statements.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         Three Months Ended March 31,
                                                         ---------------------------
(In Thousands)                                                   2003           2002
------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                               $    25,814    $    21,616
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan and Lease Losses                         16,521         24,205
   Other Amortization and Accretion                            13,869          1,880
   Depreciation of Leased Equipment                            99,653        107,928
   Depreciation of Premises and Equipment                       6,193          5,583
   Tax Benefit Received from Exercise of Stock Options            616            266
   Realized Investment Security Gains                          (1,500)             -
   Proceeds from Sale of Loans Held for Sale                1,109,898        521,175
   Origination of Loans Held for Sale                        (925,509)      (427,197)
   Realized Gains on Loans Held for Sale                       (3,098)        (1,485)
   Net Purchases of Trading Account Securities                 16,332          1,154
   Increase in Interest Receivable                             (7,752)        (3,931)
   Increase in Other Assets                                   (74,478)       (10,511)
   Increase in Interest Payable                                 1,009          5,467
   Increase (Decrease) in Other Liabilities                      (406)        30,599
                                                          -----------    -----------
    Net Cash Provided By Operating Activities                 277,162        276,749
                                                          -----------    -----------
Investing Activities:
 Investment Securities Available for Sale:
  Proceeds from Sales                                       1,200,358        420,524
  Proceeds from Maturities and Prepayments                    479,290        209,190
  Purchases                                                (1,822,695)    (1,052,077)
 (Increase) Decrease in Loans and Leases                      (34,341)       276,413
 (Increase) Decrease in Operating Lease Equipment              68,880        (16,114)
 Increase in Premises and Equipment                            (3,533)        (4,292)
                                                          -----------    -----------
    Net Cash Used In Investing Activities                    (112,041)      (166,356)
                                                          -----------    -----------
Financing Activities:
 Increase in Deposits                                         805,772         52,656
 Decrease in Short-Term Debt                                 (418,208)      (216,949)
 Principal Payments on Long-Term Debt                        (182,403)      (113,775)
 Proceeds From Issuance of Long-Term Debt                         334          1,393
 Cash Dividends Paid                                          (12,132)       (12,053)
 Proceeds from Exercise of Stock Options                          384            576
 Net Increase (Decrease) in Other Equity Items                  1,800            (14)
                                                          -----------    -----------
    Net Cash Provided By (Used In) Financing Activities       195,547       (288,166)
                                                          -----------    -----------
     Increase (Decrease) in Cash and Cash Equivalents         360,668       (177,773)
Cash and Cash Equivalents at Beginning of Period              540,919        501,223
                                                          -----------    -----------
Cash and Cash Equivalents at End of Period                $   901,587    $   323,450
                                                          ===========    ===========

Supplemental Disclosures of Cash Flow Information:
 Cash Paid for:
  Interest                                                $   117,775    $   112,484
  Income Taxes                                                  2,077              -
 Non-Cash Activity:
  Transfer of Loans and Leases to
   Other Real Estate and Equipment                              7,761          6,293

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

The  consolidated  financial  statements  include the  accounts of Provident
Financial  Group,  Inc.  (Provident)  and its  subsidiaries.  Investment  in companies in which  Provident has  significant  influence over operating and financing  decisions  (principally  defined  as owning a voting or  economic interest  of  20%  to  50%)  are  accounted  for by  the  equity  method  of accounting. All significant intercompany balances and transactions have been eliminated.  Certain  reclassifications  have  been made to  conform  to the current  year  presentation.  These  reclassifications  had no effect on net income.

The financial  statements and notes thereto  appearing in  Provident's  2002 annual  report on Form  10-K,  which  include  descriptions  of  significant accounting  policies,  should  be read in  conjunction  with  these  interim financial statements.

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

Stock options to purchase  approximately  5.6 million and 4.6 million shares of Common Stock were  outstanding at March 31, 2003 and 2002,  respectively, but were not  included  in the  computation  of diluted  earnings  per share because the options' exercise price was not in-the-money and, therefore, the effect  would be  anti-dilutive.  The PRIDES  units were not included in the computation  of  dilutive  earnings  per share as these  instruments  had no dilutive impact.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common share:

                                                     Three Months Ended
                                                          March 31,
                                                  -----------------------
(In Thousands, Except Per Share Data)                 2003           2002
-------------------------------------------------------------------------
Basic:
 Net Income                                       $ 25,814       $ 21,616
 Less Preferred Stock Dividends                       (237)          (237)
                                                  --------       --------
  Income Available to Common Shareholders           25,577         21,379
  Weighted-Average Common Shares Outstanding        48,776         49,228
                                                  --------       --------
 Basic Earnings Per Share                         $   0.52       $   0.43
                                                  ========       ========
Diluted:
 Net Income                                       $ 25,814       $ 21,616
 Weighted-Average Common Shares Outstanding         48,776         49,228
 Benefit Plans Common Shares                           680              -
 Assumed Conversion of:
  Convertible Preferred Stock                          988            988
  Dilutive Stock Options                               322            372
                                                  --------       --------
 Dilutive Potential Common Shares                   50,766         50,588
                                                  --------       --------
 Diluted Earnings Per Share                       $   0.51       $   0.43
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
Approximately  $367 million of the  preferred  securities  qualify as Tier 1 capital and the  remainder  qualifies as Tier 2 capital for bank  regulatory purposes.  The sole  assets of the  trusts  are the  debentures.  The junior subordinated debentures consisted of the following at March 31, 2003:

                            Stated    Effective        Maturity
(Dollars in Thousands)        Rate      Rate(1)            Date       Amount
----------------------------------------------------------------------------
November 1996 Issuance        8.60%       8.67%        12/01/26     $ 99,013
June 1999 Issuance            8.75%       2.62%        06/30/29      121,555
November 2000 Issuance       10.25%       3.99%        12/31/30      109,286
March 2001 Issuance           9.45%       4.27%        03/30/31      121,325
                                                                    --------
      Total                                                         $451,179
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

                                                                  Three Months Ended
                                                                       March 31,
                                                                 --------------------
(In Thousands)                                                       2003        2002
-------------------------------------------------------------------------------------
Accumulated Unrealized Gains (Losses) on Securities Available
 for Sale at January 1, Net of Tax                               $ 36,809    $(15,953)
Net Unrealized Losses for the Period, Net of Tax
 Benefit of $4,471 in 2003 and $4,792 in 2002                      (8,304)     (8,900)
Reclassification Adjustment for Gains Included in Net Income,
 Net of Tax Expense of $9,450 in 2003                             (17,550)          -
                                                                 --------    --------
Effect on Other Comprehensive Income (Loss) for the Year          (25,854)     (8,900)
                                                                 --------    --------
Accumulated Unrealized Gains (Losses) on Securities Available
 for Sale at March 31, Net of Tax                                $ 10,955    $(24,853)
                                                                 ========    ========

Accumulated Unrealized Losses on Derivatives Used in Cash
 Flow Hedging Relationships at January 1, Net of Tax             $(79,930)   $(82,743)
Net Unrealized Gains (Losses) for the Period, Net of Tax
 Expense (Benefit) of ($2,459) in 2003 and $2,527 in 2002          (4,567)      4,693
Reclassification Adjustment for Losses Included in Net Income,
 Net of Tax Benefit of $7,070 in 2003 and $9,691 in 2002           13,129      17,997
                                                                 --------    --------
Effect on Other Comprehensive Income (Loss) for the Year            8,562      22,690
                                                                 --------    --------
Accumulated Unrealized Losses on Derivatives Used in Cash
 Flow Hedging Relationships at March 31, Net of Tax              $(71,368)   $(60,053)
                                                                 ========    ========

Accumulated Other Comprehensive Loss at January 1, Net of Tax    $(43,121)   $(98,696)
Other Comprehensive Income (Loss), Net of Tax                     (17,292)     13,790
                                                                 --------    --------
Accumulated Other Comprehensive Loss at March 31, Net of Tax     $(60,413)   $(84,906)
                                                                 ========    ========

NOTE 5.  LINE OF BUSINESS REPORTING
-----------------------------------

Provident's three major business lines,  referred to as Commercial  Banking,
Retail Banking and Mortgage Banking,  are based on the products and services offered,  and its management  structure.  Commercial  Banking offers a broad range of commercial lending and financial products and services to corporate businesses.  Retail Banking provides  consumer  lending,  deposit  accounts, trust, brokerage and investment products and services to consumers and small businesses. Mortgage Banking offers conforming and nonconforming residential mortgage loans to consumers,  and also provides  fee-based loan  processing, loan warehousing and servicing for third party originators.

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

Condensed  income  statements  and  total  assets  are  provided  below  for
Provident's  three major lines of business for the three-month  period ended
March 31, 2003 and 2002. Corporate Center represents income and expenses not related to the major business lines, and gain/loss on the sale of investment securities.

                                    Commercial      Retail    Mortgage  Corporate
(Dollars in Millions)                  Banking     Banking     Banking     Center      Total
--------------------------------------------------------------------------------------------
Three Months Ended March 31 2003:
  Net Interest Income                 $   49.8    $   14.0    $   19.1    $     -    $  82.9
  Provision for Loan Losses              (12.0)       (2.0)       (2.5)         -      (16.5)
  Noninterest Income                      41.5       139.4        11.8        1.5      194.2
  Noninterest Expense                    (58.1)     (142.8)      (21.2)         -     (222.1)
  Income Taxes                            (7.0)       (2.8)       (2.4)      (0.5)     (12.7)
                                      --------    --------    --------    -------    -------
  Net Income                          $   14.2    $    5.8    $    4.8    $   1.0    $  25.8
                                      ========    ========    ========    =======    =======
  Total Assets                        $  7,430    $  4,794    $  1,561    $ 3,941    $17,726
                                      ========    ========    ========    =======    =======

Three Months Ended March 31 2002:
  Net Interest Income                 $   55.5    $    7.5    $   15.3    $     -    $  78.3
  Provision for Loan Losses              (18.7)       (3.8)       (1.7)         -      (24.2)
  Noninterest Income                      36.3       153.4         6.5          -      196.2
  Noninterest Expense                    (53.7)     (146.2)      (16.7)         -     (216.6)
  Income Taxes                            (6.9)       (4.0)       (1.2)         -      (12.1)
                                      --------    --------    --------    -------    -------
  Net Income                          $   12.5    $    6.9    $    2.2    $     -    $  21.6
                                      ========    ========    ========    =======    =======
  Total Assets                        $  6,976    $  4,608    $  1,624    $ 3,097    $16,305
                                      ========    ========    ========    =======    =======

NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS
---------------------------------------------

Provident  adopted the  provisions  of  Statements  of Financial  Accounting
Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other
Intangible  Assets",  on January 1 2002.  Under the new rules,  goodwill and intangible  assets deemed to have indefinite  lives are no longer  amortized but are subject to annual impairment tests in accordance with Statement 142.
Other  intangible  assets  deemed  to  have  limited  lives  continue  to be amortized over their useful lives.  Management  performed an impairment test on its  goodwill  assets  as of  January  1,  2003  and  determined  that no impairment existed as of that date.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the  carrying  amount of goodwill by business  line for the three months ended March 31, 2003 and 2002, are as follows:

                                              Commercial    Retail
(In Thousands)                                   Banking   Banking     Total
----------------------------------------------------------------------------
Balance at January 1, 2002                       $39,825   $40,824   $80,649
Goodwill Acquired During the Year                      -       189       189
Goodwill Recorded as a Result of Contingent
 Consideration being Recognized                    1,594         -     1,594
                                                 -------   -------   -------
Balance at March 31, 2002                        $41,419   $41,013   $82,432
                                                 =======   =======   =======

Balance at January 1, 2003                       $41,419   $41,232   $82,651
Goodwill Acquired During the Year                      -         -         -
                                                 -------   -------   -------
Balance at March 31, 2003                        $41,419   $41,232   $82,651
                                                 =======   =======   =======

As all of Provident's  other intangible  assets have been determined to have limited  lives,  these assets have continued to be amortized as in the past.
Intangible assets, along with accumulated amortization, is provided below:

                                            Gross                        Net
                                         Carrying    Accumulated    Carrying
(In Thousands)                              Value   Amortization       Value
----------------------------------------------------------------------------
Non-Contractual Customer Relationships    $21,997       $  9,934     $12,063
Purchased Core Deposits                     1,429          1,161         268
                                          -------       --------     -------
Balance at March 31, 2003                 $23,426       $ 11,095     $12,331
                                          =======       ========     =======

The estimated  amortization of intangible assets for the next five years, is
$3.6 million for the remainder of 2003;  $4.4 million for 2004; $3.1 million for 2005; $0.7 million for 2006; and $0.2 million for 2007.

NOTE 7.  MORTGAGE SERVICING ASSETS
----------------------------------

Provident  recognizes  the rights to service  mortgage loans it does not own but services for others within Other Assets of its Balance Sheets.  Mortgage servicing  assets may be recognized  (1) when  mortgage  loans are sold with servicing  retained or (2) when mortgage loan  servicing is purchased.  When mortgage  loans  are sold,  the  carrying  value of the  loans is  allocated between the loans sold and servicing  assets  retained based on the relative fair  values  of  each.  Mortgage  servicing  assets,  when  purchased,  are initially  recorded at cost.  Mortgage  servicing  assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Mortgage servicing assets are evaluated quarterly for impairment based on the fair value of those assets, using a disaggregated approach. The fair value of the mortgage  servicing assets is determined by estimating the present  value of future net cash  flows,  taking  into  consideration  loan prepayments  speeds,  discount  rates,  servicing  costs and other  economic factors.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of mortgage servicing assets follows:

                                                         Three Months Ended
                                                              March 31
                                                      ----------------------
(In Thousands)                                             2003         2002
----------------------------------------------------------------------------
Balance at Beginning of Period                        $ 111,690    $  84,267
Additions                                                24,790        7,546
Amortization                                             (5,612)      (2,856)
Impairment Charges                                            -            -
                                                      ---------    ---------
Balance at End of Period                              $ 130,868    $  88,957
                                                      =========    =========

As of March 31, 2003,  mortgage servicing assets relating to commercial real estate loans and residential  loans totaled $65.8 million and $65.1 million, respectively. Total mortgage loans serviced for others included $9.7 billion on commercial real estate property and $9.0 billion on residential  property as of March 31, 2003. No impairment  charges were incurred on the commercial real estate  servicing  assets as most of the underlying  loans have lockout and prepayment penalties generally ranging from 5 to 9 years.  Regarding the residential  servicing rights, no impairment  charges were recognized as the majority of the servicing  assets were acquired  under the current  interest rate environment.

NOTE 8.  EQUITY INVESTMENTS
---------------------------

Provident  invests  in low income  housing  partnerships,  equity  funds and directly in equity securities,  which are collectively referred to herein as equity investments. Equity investments, which are reported within Investment
Securities  Available  for Sale and Other  Assets,  are carried at estimated fair value with changes in fair value recognized in noninterest  income. The fair value of publicly traded investments are determined using quoted market prices less liquidity  discounts.  Liquidity discounts take into account the fact that  Provident may not  immediately  realize such market prices due to regulatory, corporate and contractual sales restrictions. The estimated fair value of equity  investments that are not publicly traded  approximates cost including other than temporary valuation adjustments  considered appropriate by management.  During the first quarter of 2003, certain equity investments were  determined  to have  incurred  a total of $11.0  million of other than temporary impairment in their valuation based upon information received from the general partners of the equity funds and Provident's  internal analyses.
This impairment  charge was offset against other realized security gains. As of March  31,  2003 and  2002,  Provident  held  equity  investments  with a carrying value of $60.6 million and $83.0 million, respectively.

NOTE 9.  STOCK OPTIONS
----------------------

Statement  of  Financial  Accounting  Standards  No.  123,  "Accounting  for
Stock-Based  Compensation"  encourages,  but does not require, adoption of a fair value-based  accounting  method for stock-based  employee  compensation plans.  Provident  adopted the  provisions of Statement 123 as of January 1,
2003. Under these rules, compensation expense is recognized over the vesting period equal to the fair value of stock-based compensation as of the date of grant.  As Provident  has elected to use the  Prospective  Method of expense recognition  according  to  the  transition  rules  of  Statement  No.  148,

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

"Accounting for Stock-Based  Compensation - Transition and  Disclosure," the
adoption of Statement 123 applies only to options granted after December 31,
2002. Prior to January 1, 2003, Provident accounted for stock-based employee compensation plans in accordance with Accounting  Principles  Bulletin (APB)
Opinion  No. 25,  "Accounting  for Stock  Issued to  Employees",  whereby no compensation  expense is  recognized  for the granting of stock options when the exercise  price of the option equals the market price of the  underlying stock at the date of grant.

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

Provident recorded $225,000 ($189,000 after-tax) of stock-based compensation during  the  first  three  months  of 2003  while no  compensation  cost was recognized for stock option grants during 2002. Had  compensation  cost been determined  for stock option  awards based on the fair values at grant dates as discussed above, Provident's net income and earnings per share would have been as follows:

                                                              Three Months Ended
                                                                    March 31
                                                          ------------------------
(In Thousands, Except Per Share Data)                           2003          2002
----------------------------------------------------------------------------------
Net Income as Reported                                    $   25,814    $   21,616
Plus Stock-Based Compensation Recognized for Options
  Granted in 2003, Net of Related Tax                            189             -
Less Total Stock-Based Compensation for Options Granted
 Since 1994, Net of Related Tax                               (2,289)       (2,352)
                                                          ----------    ----------
Pro-forma Net Income                                      $   23,714    $   19,264
                                                          ==========    ==========
Earnings Per Share:
  Basic - As Reported                                     $     0.52    $     0.43
  Basic - Pro Forma                                             0.48          0.39
  Diluted - As Reported                                         0.51          0.43
  Diluted - Pro Forma                                           0.48          0.38

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

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The subsidiaries and their total assets as of March 31, 2003 follow:

(In Thousands)                                                  Total Assets
----------------------------------------------------------------------------
Provident Auto Rental LLC 1999-1                                    $706,261
Provident Auto Leasing Company                                       485,076
Provident Auto Rental LLC 2000-1                                     349,638
Provident Auto Rental LLC 2001-1                                     308,435
Provident Auto Rental LLC 2000-2                                     151,036
Provident Auto Rental Company LLC 1998-2                             149,302
Provident Auto Rental Company LLC 1998-1                             138,079
Provident Lease Receivables Company LLC                              102,769

The above  amounts  include items which are  eliminated in the  Consolidated
Financial Statements.

NOTE 11.  CONSOLIDATION OF VARIABLE INTEREST ENTITIES
-----------------------------------------------------

In January  2003,  the  Financial  Accounting  Standards  Board  issued FASB
Interpretation No. 46,  "Consolidation of Variable Interest Entities".  This
Interpretation of Accounting Research Bulletin No. 51 (ARB 51), Consolidated
Financial Statements,  addresses consolidation by business enterprises where ownership  interests  in an entity  may vary  over  time or, in many  cases, special-purpose entities (SPEs). To be consolidated for financial reporting, these  entities must have certain  characteristics.  ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling  financial  interest.  This  Interpretation
requires   existing   unconsolidated   variable   interest  entities  to  be
consolidated  by  their  primary   beneficiaries  if  the  entities  do  not
effectively disperse risks among parties involved.  An enterprise that holds significant  variable  interests  in such an entity,  but is not the primary beneficiary,  is required  to disclose  certain  information  regarding  its interests in that entity.  This  Interpretation  applies in the first fiscal year or interim period  beginning after June 15, 2003, to variable  interest entities in which an enterprise  holds an interest  that it acquired  before
February 1, 2003. It also applies  immediately to variable interest entities created after January 31, 2003, and to variable  interest  entities in which an  enterprise  obtains  an  interest  after that date.  As  management  has determined  that the SPEs used in the  securitization  of its  nonconforming residential,  prime home equities and equipment leases effectively  disperse risks among parties involved, these securitization entities will continue to be excluded from consolidation.

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

Subsequent to this announcement,  Provident  determined that its auto leases should be classified as operating  leases  instead of finance  leases.  As a result, Provident accounted for its auto lease portfolio as operating leases resulting  in the  recognition  of rental  income and  depreciation  expense rather than interest income as reported in earlier  periods.  Also,  amounts previously  reported  as direct  financing  leases and  included in the loan category, were reclassified to leased equipment.

The results of these  restatements  are reflected  for all periods  reported upon in Provident's 2002 Form 10-K and this filing of Provident's  March 31,
2003 Form 10-Q.

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

                                                   Three Months Ended
                                                         March 31,
(Dollars in Thousands,                      --------------------------------
 Except Per Share Data)                         2003        2002      Change
----------------------------------------------------------------------------
Income Statement Summary:
  Net Interest Income                       $ 82,959    $ 78,295           6%
  Noninterest Income                         194,174     196,230          (1)
   Total Revenue                             277,133     274,525           1
  Provision for Loan and Lease Losses         16,521      24,205         (32)
  Noninterest Expense                        222,083     216,612           3
    Net Income                                25,814      21,616          19
  Diluted Earnings Per Common Share             0.51        0.43          19
Ratios Analysis:
  Return on Average Equity                     11.76%      10.45%
  Return on Average Assets                      0.59%       0.53%

First  quarter 2003 earnings per diluted share and net income were $0.51 and
$25.8  million,  respectively,  compared with $0.43 and $21.6 million in the first quarter of 2002.  Returns on average equity and assets were 11.76% and
0.59%, respectively, for the first three months of 2003 compared with 10.45%
and 0.53% for the same period during 2002.

Net interest  income  increased 6% to $83.0 million for the first quarter of
2003 from $78.3 million reported for the first quarter of 2002. The increase
was  due  to  interest   earning  assets  growing  at  a  higher  rate  than
interest-bearing  liabilities.  The net interest  margin for the first three months  of 2003 and 2002 was 2.37% and  2.47%,  respectively.  The lower net interest  margin  for  2003  was  the  result  of the  lower  interest  rate environment  and a  change  in the mix of  interest  earning  assets  as the company continues to reduce its overall credit risk.

The provision for loan and lease losses  declined from $24.2 million for the first quarter of 2002 to $16.5  million for the first  quarter of 2003.  The annualized  net  charge-off  to average loans and leases ratio was 0.73% for the first  three  months of 2003  compared  to 1.02% for the same  period in
2002.  The  annualized  charge-off  ratio  in  2003  was  the  lowest  ratio experienced by Provident during the past two years.  Nonperforming assets at
March 31, 2003 was $203.4 million compared to $182.2 million at December 31,
2002 and $211.5 million at March 31, 2002.  Reserve for loan losses to total loans and leases was 2.20% as of March 31, 2003, compared to 2.20% and 2.81%
as of December 31, 2002 and March 31, 2002, respectively.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Noninterest  income  remained  relatively flat for the first three months of
2003 as  compared  to the same  period in 2002.  Increases  in nearly  every noninterest  income  category  offset a  decrease  in  leasing  income.  The decrease  in  leasing  income  was  a  result  of  Provident's  decision  to de-emphasize  its auto leasing  activity and because auto leases  originated since  February,  2003 have been  classified  as finance  leases rather than operating leases.  In February 2003,  Provident changed the structure of the residual  insurance it obtains on its auto leases  resulting in this type of lending being  classified as a direct  financing  lease in the loan category and income being recorded as interest income.

Noninterest  expense increased $5.5 million, or 3%, for the first quarter of
2003 as  compared to the same period in 2002.  The  increase in  noninterest expense was  primarily  in the areas of payroll,  professional  services and minority  interest expense and was partially offset by a decrease in leasing expense.  The minority  interest  expense  relates to dividends paid on $165 million  of  Preferred  Stock of PFGI  Capital  Corporation,  a real  estate investment trust that was formed late in the second quarter of 2002. Similar to leasing  income,  leasing  expense  decreased due to the decrease in auto leasing  activity,  as well as auto leases  originated  since  February 2003 being classified as finance leases rather than operating leases.

Total assets increased $186 million from December 31, 2002 to March 31, 2003 primarily as a result of an increase in federal funds, investment securities and home equity loans.  Partially offsetting these increases were reductions in  nonconforming  residential  loans,  structured  finance  loans  and auto leases. The fluctuations in the loan and lease balances reflect management's decision to lower the risk  profile of its loan and lease  portfolio.  Total deposits  increased  $816  million  during the first  three  months of 2003.
Average core  deposits  have  increased 8% since the first  quarter of 2002.
Regulatory capital ratios have improved  significantly since March 2002, due primarily to the issuance of $165  million of Real Estate  Investment  Trust
(REIT) PRIDES and a lower  regulatory  risk-weighting  composition of on and off-balance sheet assets.

Business Lines
--------------

Provident's major business lines are Commercial Banking,  Retail Banking and
Mortgage  Banking.  The following table summarizes net income by major lines of  business  for the  three-month  periods  ended  March 31, 2003 and 2002.
Condensed  income  statements and total assets are provided in Note 5 of the
"Notes to Consolidated Financial Statements".

                                                         Three Months Ended
                                                              March 31,
                                                      ----------------------
(Dollars in Millions)                                   2003            2002
----------------------------------------------------------------------------
Commercial Banking                                    $ 14.2          $ 12.5
Retail Banking                                           5.8             6.9
Mortgage Banking                                         4.8             2.2
Corporate Center                                         1.0               -
                                                      ------          ------
                                                      $ 25.8          $ 21.6
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
o  Provision  for Loan and Lease  Losses:  Business  lines are  charged  for provision  based upon their level of net  charge-offs as well as the size and composition of their lending portfolio.
o  Costs  Allocation:  Provident  applies a detailed  approach to allocating costs at the business unit, product and customer levels.  Allocations are
   generally  based  on   volume/activity   and  are  reviewed  and  updated
   regularly.
o  Corporate  Center:  Corporate  Center  includes  balance sheet and income statement  items  not  allocated  to  the  primary  business  lines,  and gain/loss on the sale of investment securities.

Business line descriptions and fluctuation analysis follows:

o  Commercial  Banking  provides a broad  range of  commercial  banking  and commercial real estate products,  services and solutions.  Areas of focus and expertise include regional middle-market  lending,  equipment leasing and  financing,  treasury  management,  and loan  servicing,  transaction structuring and various capital  solutions for the  multi-family  housing industry. Primary operating groups within Commercial Banking are Regional
   Middle-Market  Commercial Banking,  Commercial Real Estate, Middle Market
   Equipment Leasing and Financing and Corporate Services.

   Net income for Commercial  Banking for the quarters ending March 31, 2003
   and  2002  was  $14.2  million  and  $12.5  million,   respectively.  The
   fluctuation  in net income can be primarily  attributed to an increase in noninterest  income between the first quarter 2003 and first quarter 2002 of $5.2 million, all primarily attributed to Commercial Mortgage Banking.
   Both Red Capital Group and Capstone recognized a significant  increase in revenue  while  utilizing  lower levels of capital.  The  favorable  rate environment  during the past quarter provided for an increased demand for their services.

   Average  balances  for the  first  three  months of 2003  increased  $459 million or 7%  compared  to the same time  period in 2002.  However,  net interest  income for the first  three  months of 2003 failed to keep pace with  asset  growth  due to a  modest  spread  compression.  Furthermore, provision  expense  decreased in the first three months of 2003 primarily due to an overall  improvement in credit  quality of the commercial  loan portfolio.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

   Management continues to reposition this business line in order to develop and grow more  predictable  earnings.  Management has  de-emphasized  its higher  credit  risk  areas  of  structured  finance  lending  and  large equipment  leasing  while  growing its lower  credit risk areas of middle market leasing and regional middle market commercial lending units.

o  Retail  Banking  provides a variety  of  deposit,  credit and  investment products,  services  and  solutions  to  consumers  and small  businesses through various delivery channels including:  branches, call center, ATMs and the internet.  Consumer  lending  primarily  focuses on offering home equity loans to high credit-quality  borrowers.  Primary operating groups within  Retail  Banking  include  Branch  Banking,  Business  Banking and
   Consumer   Lending/Prime  Home  Equity.   Retail  Banking  also  includes
   Provident  Financial  Advisors,  which  provides  an  extensive  range of investment,  insurance and financial products,  services and solutions to individuals, businesses and government agencies.

   Net income was $5.8 million and $6.9 million for the three-month  periods ended March 31, 2003 and 2002,  respectively.  The decrease in net income for 2003 was  primarily the result of a decrease in  noninterest  income, principally leasing income,  which was partially offset by an increase in net interest income. The improvement in net interest income was primarily due to the growth in the home equity lending portfolio.

   Retail Banking continues to alter the composition of its consumer lending portfolio.  Management  believes  that growing its home equity  portfolio while  slowing auto lease  originations  will result in lower credit risk exposure.

   Retail Banking has  experienced  growth in transaction  deposits of 7% in the first quarter of 2003 as compared to the first quarter of 2002. Total retail deposit  growth has been flat over the same time period,  however, due to  less  aggressive  pricing  on  retail  certificates  of  deposit.
   Provident  plans to further  enhance its  distribution  system to improve customer acquisition and market penetration.

o  Mortgage Banking offers conforming and nonconforming residential mortgage loans to consumers,  and also provides  fee-based loan  processing,  loan
   warehousing  and  servicing  for  third-party   originators.   Loans  are
   originated  through  retail  and  broker  channels  and  are  sold  on  a whole-loan  basis.  Whole-loan sales refer to the transfer of credit risk along  with the  payment  stream of the loan.  Primary  operating  groups within Mortgage  Banking  include  Residential  Mortgage  Origination and
   Sales, Third-Party Loan Servicing and Warehouse Lending Services.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

   Net income for the first  quarter of 2003 was $4.8 million as compared to net income of $2.2 million for the first quarter of 2002.  Net income for the first quarter of 2003 rose  primarily from higher  warehouse  lending production, growth in the sub-servicing portfolio, and from the execution of  the  whole-loan  sale  strategy.  Warehouse  lending  production  has benefited from a favorable rate  environment,  which has stimulated  loan refinancing.  Sub-servicing  has also experienced  significant  growth as loans serviced for others  (excluding  securitized  mortgages)  increased from $1.6  billion  at March of 2002 to $7.7  billion  at the end of this quarter.  Gains on the sale of nonconforming  residential loans increased from $1.5  million in the first  quarter  of 2002 to $2.9  million in the first quarter of 2003.

   Mortgage  Banking,  consistent with the overall company  strategy of risk reduction,  continues to implement  strategic  initiatives  to reduce the business' risk profile. Nonconforming loan originations have been sold to investors on a whole-loan basis.  Mortgage Banking has also developed new businesses to create a diverse array of product offerings in the mortgage market.  Mortgage  Banking is  continuing  with its  strategy of building national mortgage alliances in order to generate qualified leads for home mortgage loans on a nationwide basis and sell them to investors.

Net Interest Income
-------------------

Net interest  income for the three  months  ended March 31, 2003,  increased
$4.7  million,  or 6%,  compared  to the first  three  months  of 2002.  The increase in interest income was due to an increase in average earning assets of $1.3 billion,  or 10%. The increase in average  earning  assets  resulted primarily  from the growth of home equity loans and  investment  securities.
The growth in earning assets was primarily funded by a corresponding  growth in interest bearing  liabilities.  The largest increases in interest bearing liabilities were demand and time deposits.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Net interest margin  represents net interest income as a percentage of total interest  earning  assets.  For the  first  three  months  of 2003,  the net interest margin, on a tax-equivalent  basis, was 2.37% compared to 2.47% for the same period in 2002.  This  increase  was driven by changes in rates and volumes  of  earning  assets  and the  corresponding  funding  sources.  The following  table details the components of the change in net interest income
(on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three-month period ended March 31, 2003 and 2002.

                                                                     Three Months Ended
                                                       -------------------------------------------
                                                            March 31, 2003      March 31, 2002
                                                       -------------------------------------------
                                                       Average       Average   Average     Average
(Dollars in Millions)                                  Balance          Rate   Balance        Rate
--------------------------------------------------------------------------------------------------
Assets:
 Loans and Leases:
  Corporate Lending:
   Commercial                                          $ 4,446          5.66%  $ 4,386        6.55%
   Mortgage                                                934          5.83       882        6.54
   Construction                                            522          4.19       567        4.82
   Lease Financing                                       1,246          8.85     1,117        9.84
                                                       -------         -----   -------       -----
    Total Corporate Lending                              7,148          6.13     6,952        6.94
  Consumer Lending:
   Installment                                           1,352          5.12       937        6.99
   Residential                                             552         11.68       869        9.30
   Lease Financing                                          33          7.92         -           -
                                                       -------         -----   -------       -----
    Total Consumer Lending                               1,937          7.04     1,806        8.11
                                                       -------         -----   -------       -----
     Total Loans and Leases                              9,085          6.32     8,758        7.18
 Investment Securities                                   4,292          4.90     3,721        5.82
 Federal Funds Sold and Reverse
  Repurchase Agreements                                    313          2.13       109        2.79
 Other Short Term Investments                              504          5.35       285        6.15
                                                       -------         -----   -------       -----
   Total Earning Assets                                 14,194          5.76    12,873        6.72
 Cash and Due From Banks                                   311                     238
 Leased Equipment                                        2,242                   2,606
 Other Assets                                              787                     644
                                                       -------                 -------
  Total Assets                                         $17,534                 $16,361
                                                       =======                 =======
Liabilities and Shareholders' Equity:
 Deposits:
  Demand Deposits                                      $ 1,053          1.43     $ 512        1.01
  Savings Deposits                                       1,419          1.76     1,535        2.05
  Time Deposits                                          6,498          2.94     5,920        4.00
                                                       -------         -----   -------       -----
   Total Deposits                                        8,970          2.57     7,967        3.43
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements                                 1,488          2.11     1,481        2.47
  Commercial Paper                                         300          1.47       273        1.92
                                                       -------         -----   -------       -----
   Total Short-Term Debt                                 1,788          2.00     1,754        2.38
 Long-Term Debt                                          3,769          5.20     4,022        5.18
 Junior Subordinated Debentures                            451          4.22       451        5.34
                                                       -------         -----   -------       -----
  Total Interest Bearing Liabilities                    14,978          3.22    14,194        3.86
 Noninterest Bearing Deposits                            1,137                     847
 Minority Interest                                         161                       -
 Other Liabilities                                         380                     493
 Shareholders' Equity                                      878                     827
                                                       -------                 -------
  Total Liabilities and Shareholders' Equity           $17,534                 $16,361
                                                       =======                 =======
Net Interest Spread                                                     2.54%                 2.86%
                                                                       =====                 =====
Net Interest Margin                                                     2.37%                 2.47%
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
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Provision and Reserve for Loan and Lease Losses and Credit Quality
------------------------------------------------------------------

Over the past year, Provident has significantly enhanced its Credit and Risk
Management function through additional  experienced staff, new processes and enhanced  information  and  analytics.  This coupled with clear business and portfolio  strategies allow for focused business  development and aggressive management of both non-strategic portfolios and problem loans.

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
These factors include the quality of the current loan  portfolio,  the trend in the loan portfolio's risk ratings, current economic conditions,  specific industry trends, loan concentrations,  evaluation of specific loss estimates for all significant problem loans, payment histories, collateral valuations, historic  charge-off and recovery  experience,  estimates of charge-offs for the upcoming year and other  pertinent  information.  Provident  lowered its loan loss reserve to total loans by 61 basis points to 2.20% during the past twelve months.

The  provision for loan and lease losses was $16.5 million and $24.2 million for the first three months of 2003 and 2002, respectively. As credit-related volatility  declined during 2002 and 2003, the provision has decreased.  The

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

ratio of  reserve  for loan and lease  losses to total  loans and leases was
2.20% and 2.81% at March 31, 2003 and 2002, respectively.

The reserve methodology considers potential losses in the commercial airline portfolio as well as all other loan and lease types. Risks in the commercial airline  portfolio arise from principal  reliance on borrower credit quality and secondarily on equipment value.  Based upon previous peak  outstandings, the  majority  of  commercial  airline  loans and  leases  are to  borrowers considered to have better credit quality. Even within this segment,  shorter maturities have left Provident exposed to residual equipment values. Most of the  charge-offs  and  valuation  adjustments  have dealt with  transactions related to borrowers with weaker credit quality,  which exposed Provident to depressed  equipment  values.  Future events could occur that may negatively impact our assessment of borrowers'  credit quality and/or  equipment values leading to higher reserves and potential future losses.

The following  table shows the progression of the reserve for loan and lease losses and selected reserve ratios:

                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
(Dollars in Thousands)                                    2003          2002
----------------------------------------------------------------------------
Balance at Beginning of Period                       $ 201,051     $ 241,143
Provision for Loan and Lease Losses                     16,521        24,205
Loans and Leases Charged Off                           (22,429)      (28,241)
Recoveries                                               5,877         5,912
                                                     ---------     ---------
  Balance at End of Period                           $ 201,020     $ 243,019
                                                     =========     =========
Reserve for Loan and Lease Losses as a Percent of:
  Nonaccrual Loans                                      110.91%       132.51%
  Nonperforming Assets                                   98.82%       114.90%
  Total Loans and Leases                                  2.20%         2.81%

Based upon the  analysis of the  adequacy of the reserve and the  continuing change in composition of the loan and lease portfolio,  the reserve for loan and lease losses has been allowed to decline over the past twelve months. As a result of the lower  reserve  balance,  the reserve to  nonaccrual  loans, nonperforming assets and total loans and leases ratios have also declined.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

The following  table presents the  distribution  of net loan  charge-offs by loan type for the three-month period ended March 31, 2003 and 2002:

                                    Three Months Ended                     Three Months Ended
                                      March 31, 2003                         March 31, 2002
                            ---------------------------------    ----------------------------------
                                           Pctg of    Pctg of                    Pctg of    Pctg of
                                           Average      Total                    Average      Total
                                Net          Total        Net         Net          Total        Net
                             Charge-         Loans     Charge-     Charge-         Loans     Charge-
(Dollars in Thousands)         Offs    (annualized)      Offs        Offs    (annualized)      Offs
---------------------------------------------------------------------------------------------------
Corporate Lending:
 Commercial                 $ 8,093          0.73%       48.9%   $ 13,937           1.27%      62.4%
 Mortgage                        46           0.02         0.3         24            0.01        0.1
 Construction                    65           0.05         0.4        300            0.21        1.3
 Lease Financing              3,294           1.06        19.9      4,324            1.55       19.4
                           --------                      -----   --------                      -----
  Net Corporate Lending      11,498           0.64        69.5     18,585            1.07       83.2
Consumer Lending:
 Installment                    576           0.17         3.5        727            0.31        3.3
 Residential                  4,478           3.25        27.0      3,017            1.39       13.5
 Lease Financing                  -              -           -          -               -          -
                           --------                      -----   --------                      -----
  Net Consumer Lending        5,054           1.04        30.5      3,744            0.83       16.8
                           --------                      -----   --------                      -----
   Net Charge-Offs         $ 16,552           0.73       100.0   $ 22,329            1.02      100.0
                           ========                      =====   ========                      =====

The decrease in net charge-offs for commercial  loans was due primarily to a decrease in charge-offs in the regional  commercial banking area. A decrease in charge-offs in the  middle-market  equipment leasing area was the primary reason for the decrease in charge-offs in commercial  lease  financing.  The weak  economic  environment  was the  primary  reason  for the  increase  in residential mortgage net charge-offs.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Nonperforming  assets at March 31,  2003 were  $203.4  million  compared  to
$182.2  million  and $211.5  million as of  December  31, 2002 and March 31,
2002, respectively. While there is typical flow of charge-offs, collections, and new non-accruals during a quarter, the increase in commercial nonaccrual loans in the  first  quarter  of 2003 was  principally  driven  by one large addition late in the period. The decrease in nonaccrual  commercial mortgage loans during the first  quarter of 2003 was due primarily to one loan coming off nonaccrual status. The increase in other nonperforming assets during the first  quarter  of  2003  is  primarily  due to an  increase  in  foreclosed residential  properties.  The composition of  nonperforming  assets over the past five quarters is provided in the following table.

                                 2003                         2002
                               --------    --------------------------------------------
                                  First      Fourth       Third      Second       First
(Dollars in Thousands)          Quarter     Quarter     Quarter     Quarter     Quarter
---------------------------------------------------------------------------------------
Nonaccrual Loans:
 Corporate Lending:
  Commercial                   $123,912    $ 99,805    $117,571    $108,330    $111,727
  Mortgage                        7,298      11,783      10,619       5,546       1,938
  Construction                    1,321       1,746       2,243       7,268       1,984
  Lease Financing                 2,792       4,008       3,952       3,497       5,223
                               --------    --------    --------    --------    --------
   Total Corporate Lending      135,323     117,342     134,385     124,641     120,872
 Consumer Lending:
  Installment                         -           -           -           -           -
  Residential                    45,927      49,091      44,548      35,920      62,530
  Lease Financing                     -           -           -           -           -
                               --------    --------    --------    --------    --------
   Total Consumer Lending        45,927      49,091      44,548      35,920      62,530
                               --------    --------    --------    --------    --------
    Total Nonaccrual Loans      181,250     166,433     178,933     160,561     183,402
Other Nonperforming Assets       22,172      15,780      14,579      25,471      28,098
                               --------    --------    --------    --------    --------
 Total Nonperforming Assets    $203,422    $182,213    $193,512    $186,032    $211,500
                               ========    ========    ========    ========    ========
Loans 90 Days Past Due
 Still Accruing                $ 36,038    $ 29,918    $ 30,482    $ 29,186    $ 29,390

Nonaccrual Loans to
 Total Loans and Leases            1.98%       1.82%       1.99%       1.84%       2.12%
Nonperforming Assets to:
 Total Loans, Leases and
  Other Nonperforming Assets       2.22%       1.99%       2.15%       2.12%       2.44%
 Total Assets                      1.15%       1.04%       1.13%       1.12%       1.30%

Nonaccrual  loans have  increased  $14.8 million  while other  nonperforming assets have  increased  $6.4 million  during the first quarter of 2003.  The following  table  shows  the  progression  of  nonaccrual  loans  and  other nonperforming assets during this time period:

                                 Corporate Lending
                       ------------------------------------     Consumer        Total          Other          Total
                                          Real        Lease  Residential   Nonaccrual  Nonperforming  Nonperforming
(In Thousands)         Commercial       Estate    Financing    Mortgages        Loans         Assets         Assets
-------------------------------------------------------------------------------------------------------------------
Balance at
 Beginning of Year      $  99,805    $  13,529    $   4,008    $  49,091    $ 166,433      $  15,780      $ 182,213
Additions                  44,317          309        2,436       17,022       64,084          2,669         66,753
Payments / Sales           (9,707)      (4,880)      (1,297)      (8,950)     (24,834)        (4,131)       (28,965)
Charge-Offs               (10,503)        (111)        (955)      (3,701)     (15,270)        (1,309)       (16,579)
Transfers to Other
 Nonperforming Assets           -         (228)      (1,400)      (7,535)      (9,163)         9,163              -
                        ---------    ---------    ---------    ---------    ---------      ---------      ---------
Balance at
 March 31, 2003         $ 123,912    $   8,619    $   2,792    $  45,927    $ 181,250      $  22,172      $ 203,422
                        =========    =========    =========    =========    =========      =========      =========

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Noninterest Income
------------------

The following  table details the components of noninterest  income and their change for the three-month period ended March 31, 2003 and 2002:

                                               Three Months Ended
                                                    March 31,
                                              -------------------       Pctg
(Dollars in Thousands)                            2003       2002     Change
----------------------------------------------------------------------------
Service Charges on Deposit Accounts           $ 12,332   $ 10,449         18%
Loan Servicing Fees                             10,660      7,998         33
Commercial Mortgage Banking Revenue             10,297      5,746         79
Other Service Charges and Fees                  11,736      9,899         19
Leasing Income                                 138,861    154,981        (10)
Cash Gains on Sale of Loans                      4,942      2,640         87
Warrant Gains                                      328          -          -
Security Gains                                   1,500          -          -
Other                                            3,518      4,517        (22)
                                              --------   --------
    Total Noninterest Income                  $194,174   $196,230         (1)
                                              ========   ========

Explanations  for  significant  changes in  noninterest  income by  category follow:

o  Service charges on deposit accounts increased $1.9 million primarily as a result  of  growth in  deposit  transaction  accounts  and  increases  in overdraft fees.

o  Loan  servicing  fees  increased $2.7 million as an increase in fees from servicing  residential  mortgage portfolios more than offset the decrease from servicing equipment leasing portfolios.

o  An increase in  commercial  mortgage  banking fees from Red Capital Group was the primary  reason for the increase in commercial  mortgage  banking revenue.

o  Other service  charges and fees  increased  $1.8 million due primarily to increases  in other fee income  generated  by  Mortgage  Banking  and Red
   Capital Group.

o  Leasing  income  decreased  $16.1  million  primarily  as a result of the decrease in size of the lease  portfolio.  The decrease in the auto lease portfolio is reflective of management's decision to de-emphasize the auto lease business and because auto leases  originated  since February,  2003 have been classified as finance leases rather than operating leases.

o  The increase of $2.3 million in gain on sale of loans is due primarily to gains  recognized  from the sale of  nonconforming  residential  mortgage loans on a whole-loan basis, a strategy that Provident implemented during the third quarter of 2001.

o  A decrease in income from equity  investments  was the primary reason for the $1.0 million decrease in other income.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Noninterest Expense
-------------------

The following table details the components of noninterest  expense and their change for the three-month period ended March 31, 2003 and 2002:

                                               Three Months Ended
                                                    March 31,
                                              -------------------       Pctg
(Dollars in Thousands)                            2003       2002     Change
----------------------------------------------------------------------------
Salaries, Wages and Benefits                  $ 61,984   $ 56,389         10%
Charges and Fees                                 7,822      7,651          2
Occupancy                                        6,228      6,018          3
Leasing Expense                                 95,760    106,865        (10)
Equipment Expense                                6,949      6,207         12
Professional Services                            8,398      6,085         38
Minority Interest Expense                        3,197          -          -
Other                                           31,745     27,397         16
                                              --------   --------
   Total Noninterest Expense                  $222,083   $216,612          3
                                              ========   ========

Explanations  for  significant  changes in  noninterest  expense by category follow:

o  Salaries,  wages and benefits increased $5.6 million in the first quarter of 2003 due  primarily to  increased  commissions  and staffing  expenses associated with the Commercial Banking business line.

o  The  decrease in leasing  expense is a result of the  decrease in size of the auto lease portfolio.

o  Equipment  expense  increased due primarily to increases in  depreciation and equipment rental expense.

o  Professional  services  increased  $2.3 million  primarily as a result of increases in legal fees for loan  collection  activity  and  professional fees associated with the restatements of operating results.

o  Minority interest expense relates to dividends payable on $165 million of
   Preferred  Stock of PFGI Capital  Corporation,  a real estate  investment trust that was formed late in the second  quarter of 2002.  The dividends are payable at an annualized rate of 7.75%.

o  The  three  largest  expenses  within  other  noninterest   expense  were
   marketing expense ($2.9 million in 2003 and $2.7 million in 2002), travel
   ($2.5  million  in 2003 and $1.9  million  in 2002)  and data  processing expense ($2.3 million in 2003 and $1.7 million in 2002).

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

Short-Term Investments and Investment Securities
------------------------------------------------

Federal funds sold and reverse repurchase  agreements increased $373 million since  December 31, 2002. Due to the  restatement  of earnings  announced on
March 5, 2003 and the  potential  impact this could have had on its funding, management  decided to enhance its balance sheet  liquidity  position.  This excess liquidity was placed in overnight federal funds.

Trading  account  securities  were $112 million and $128 million as of March
31, 2003 and December 31, 2002,  respectively.  Provident trades  investment securities  with the  intention of  recognizing  short-term  profits.  These securities are carried at fair value with realized and unrealized  gains and losses reported in noninterest income.

Provident had $256 million of loans classified as held for sale at March 31,
2003.  This is a  decrease  of $181  million  from the  amount  reported  at
December 31, 2002. These loans consist of $142 million of multifamily loans,
$104 million of nonconforming  residential mortgage loans and $10 million of conforming  residential  loans. The multifamily  loans are either insured by the Federal Housing Association or subject to purchase contracts from Fannie
Mae or Freddie Mac.  These loans are usually  outstanding  for sixty days or less.  Activities related to the multifamily loans held for sale are part of the  operations of Red Capital  Group.  Nonconforming  residential  mortgage loans are being sold on a whole-loan  basis.  This is part of the initiative started  during  2001 to reduce  the risk  profile of the  Mortgage  Banking business line.

Securities purchased with the intention of being held for indefinite periods of time are classified as investment  securities  available for sale.  These securities  increased  $105  million  during the first three months of 2003.
U.S. government agency mortgage-backed securities accounted for the majority of the increase,  as funds obtained from loan payments and the sale of other debt securities were deployed into investment  securities with higher credit quality, increased liquidity and an improved interest rate risk profile.

Loans and Leases
----------------

As of March 31, 2003 total loans and leases  were $9.2  billion  compared to
$9.1 billion at December 31, 2002.  Provident had an additional $1.9 billion and $2.1 billion of  off-balance  sheet  securitized  loans and leases as of
March 31, 2003 and December 31,  2002,  respectively.  As a result of recent
earnings   volatility,   management   has   re-evaluated   the   risk/reward
relationships  of its  lending  portfolio.  During the second  half of 2001,
Provident  implemented  a whole-loan  sale  strategy  for its  nonconforming
residential  loans.  Also,   management  has  decided  to  de-emphasize  its
structured  finance  lending and large  equipment  leasing  while  placing a
greater  focus  on  its  regional   middle-market   commercial  lending  and
middle-market  equipment leasing. As a result of these actions,  Provident's lending  portfolio has a lower  concentration of residential  loans,  higher concentrations  of middle-market corporate leases,  and a lower risk profile

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

of commercial loans.  Provident does not have a material exposure to foreign loans.

The following table shows the composition of the commercial loan category by industry type at March 31, 2003:

                                                                            Amount on
(Dollars in Millions)                                      Amount      %   Nonaccrual
-------------------------------------------------------------------------------------
Mortgage Warehousing Lines                             $    597.0     13     $    4.5
Real Estate Operators/Developers/General Contractors        585.6     13          0.7
Banking and Finance                                         225.0      5         12.6
Healthcare                                                  196.8      4          0.6
Transportation                                              191.3      4          7.5
Retailing                                                   190.4      4          6.1
Tourism and Entertainment                                   161.5      4          0.3
Machinery and Equipment                                     153.0      3         10.6
Business Services                                           150.2      3         13.0
Metals                                                      147.5      3         11.8
Automobile Dealers                                          135.9      3            -
Construction                                                129.6      3          3.0
Commercial Aviation Related (1)                             121.2      3         23.8
Eating and Drinking Establishments                          110.6      3          1.4
Financial Services                                          102.9      2          2.0
Automotive Services/Parts                                    86.2      2          0.1
Technology                                                   83.5      2         17.1
Energy Production and Distribution                           72.0      2            -
Other (includes 20 industry types)                        1,075.7     24          8.8
                                                       ----------    ---     --------
   Total                                               $  4,515.9    100     $  123.9
                                                       ==========    ===     ========
(1) Includes  $25  million  of  loans  related  to  the  commercial  airline industry, and aircraft used in private, charter and corporate markets.

Mortgage warehousing lines decreased $43 million during the first quarter to
$597 million.  All loans are  underwritten to Provident and secondary market standards as part of Provident's control processes related to this activity.

At March  31,  2003,  Provident  had loans and  leases  of $176  million  to commercial  airline carriers,  including $25 million of commercial loans and
$151 million of finance and operating leases. As the events of September 11,
2001 have had a significant  financial  impact upon the airline industry and the re-sale  value of aircraft,  Provident  recorded  credit costs and other expenses  of  $34  million  during  2002,  which  were  related  to  secured commercial  airline  loans and leases.  No  additional  credit  charges were incurred during the first quarter of 2003.

At March 31, 2003,  Provident had  approximately  $826 million of commercial loans  that  are  to  borrowers  who  have  shared  national  credit  loans.
Generally,  shared  national  credit  loans are loans that have a commitment amount  of at  least  $20  million  and  involve  three  or more  supervised financial  institutions.  In an on-going  effort to diversify its portfolio, the  shared  national  credit  loans in  which  Provident  participates  are distributed  across  thirty-one  industry types,  with the largest  industry concentration  (real estate)  accounting for  approximately 15% of its total shared national credit loans. The real estate category is comprised of loans to borrowers with different risk  characteristics,  including  single family home developers, commercial property owner/operators and commercial realtors

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

and property managers.  The average outstanding balance of a shared national credit loan was $3.9 million.

The composition of the mortgage and construction loan categories by property type at March 31, 2003 follows:

                                                                   Amount on
(Dollars in Millions)                     Amount         %        Nonaccrual
----------------------------------------------------------------------------
Office/Warehouse                        $  247.8        17             $ 2.7
Residential Development                    238.6        16               1.9
Shopping/Retail                            237.5        16                 -
Apartments                                 230.1        16               2.3
Hotels/Motels                              106.1         7               0.1
Health Facilities                           93.9         6                 -
Land                                        90.1         6               0.4
Industrial Plants                           29.5         2                 -
Other Commercial Properties                202.4        14               1.2
                                        --------       ---             -----
   Total                                $1,476.0       100             $ 8.6
                                        ========       ===             =====

As of March  31,  2003,  Provident  had $1.2  billion  in  commercial  lease financing.  These leases were comprised of $1.0 billion of small to mid-size equipment leases and $.2 billion of large equipment leases.

The following table shows the  composition of the installment  loan category by loan type at March 31, 2003:

(Dollars in Millions)                                      Amount         %
---------------------------------------------------------------------------
Home Equity                                              $1,174.1        86
Indirect Installment                                        116.8         9
Direct Installment                                           56.2         4
Other Consumer Loans                                         15.8         1
                                                         --------       ---
   Total                                                 $1,362.9       100
                                                         ========       ===

Noninterest Earning Assets
--------------------------

Leased  equipment  consisted of $1.9 billion of auto leases and $0.3 billion of equipment leases.  Total leased equipment  decreased $169 million, or 7%, during the first three  months of 2003 due  primarily  to a reduction in the size of the  automobile  leasing  portfolio.  The decrease in auto leases is reflective of management's  decision to de-emphasize the auto lease business due to its overall complexity and thin margin.  Also, auto leases originated since  February 2003 are classified as direct  financing  leases in the loan category as Provident  changed the  structure  of the residual  insurance it obtains on its auto leases.

Other assets increased $71 million,  or 9%, during the first three months of
2003.  The increase  was  primarily  due to increases in mortgage  servicing rights and unsettled security trades.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Deposits
--------

Total deposits increased $816 million during the first three months of 2003.
Since March 31, 2002,  average core deposits have grown 8% with  significant contribution coming from commercial deposits. The following table presents a summary of deposit types:

                                                          March 31,
                                                ----------------------------
(In Millions)                                        2003               2002
----------------------------------------------------------------------------
Noninterest Bearing Deposits                    $ 1,163.2          $   849.7
Interest Bearing Demand Deposits                  1,141.9              509.7
Savings Deposits                                  1,395.8            1,517.2
Certificates of Deposit                           6,964.4            6,029.8
                                                ---------          ---------
  Total Deposits                                $10,665.3          $ 8,906.4
                                                =========          =========

Borrowed Funds
--------------

Short-term  debt  decreased  $418  million  during the first three months of
2003.  Decreases in federal funds  purchased and repurchase  agreements were the primary reason for the decrease in short-term debt.

Long-term debt decreased $181 million,  or 5%, during the first three months of 2003  due  primarily  to  payments  on  subordinated  notes  and  secured financings.

Minority Interest
-----------------

During June 2002,  Provident and its consolidated  subsidiary,  PFGI Capital
Corporation  (PFGI Capital),  issued 6.6 million of equity units (PRIDES) to
outside  investors  for  $165  million.   The  Provident  Bank  (the  Bank),
Provident's most significant  subsidiary,  owns all of the $165 million of Common Stock of PFGI Capital.  The principal  business  objective of PFGI
Capital  is to hold and manage  commercial  mortgage  loan  assets and other authorized  investments acquired from the Bank that will generate net income for distribution to its stockholders. PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes.

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

Other Noninterest Earning Liabilities
-------------------------------------

Other  liabilities  decreased  $29  million,  or 7%,  during the first three months of 2003 due  primarily  to a reduction  in the amount of market value adjustments recorded in relation to derivative transactions accounted for in
accordance  with  Statement  of  Financial   Accounting  Standards  No.  133
"Accounting for Derivative Instruments and Hedging Activities."

Transactions with Affiliates
----------------------------

Provident  has had certain  transactions  with various  executive  officers, directors  and principal  holders of equity  securities of Provident and its subsidiaries and entities in which these individuals are principal owners. A summary of significant  transactions  and the  indebtedness of these related parties can be found in Note 24 to  Provident's  2002 Annual Report as filed on Form 10-K.

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

The securitization and sale of loans and leases, during the period from 1996 through the first half of 2000, continues to impact the current presentation of Provident's  financial  condition,  results of operations and off-balance sheet  market  risks.  The areas most  significantly  affected are loans and leases,  retained interest in securitized  assets,  credit  enhancements and credit risk.

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

                                                         March 31,
                                             -------------------------------
(In Thousands)                                     2003                 2002
----------------------------------------------------------------------------
Nonconforming Residential                    $1,618,742           $2,412,274
Prime Home Equity                               178,035              269,260
Equipment Leases                                 79,798              179,239
                                             ----------           ----------
                                             $1,876,575           $2,860,773
                                             ==========           ==========

Retained Interest in Securitized Assets
---------------------------------------

In connection  with the  recognition  of non-cash  gains on  securitizations accounted for as sales, the present value of future cash flows,  referred to as retained interest in securitized assets (RISAs),  were recorded as assets within  the  investment  securities  line item of the  consolidated  balance sheets.  Components of the RISAs,  based on current models,  as of March 31,
2003 follow:

                                             Nonconforming             Prime
(In Thousands)                                 Residential       Home Equity
----------------------------------------------------------------------------
Estimated Cash Flows of Underlying Loans,
 Net of Payments to Certificate Holders          $ 161,068          $ 12,087
Less:
  Estimated Credit Loss                             (7,871)                -
  Servicing and Insurance Expense                  (24,565)           (2,166)
  Discount to Present Value                        (31,330)             (979)
                                                 ---------          --------
Carrying Value of Retained Interest in
  Securitized Assets                             $  97,302 (1)      $  8,942
                                                 =========          ========

(1) The carrying  value for nonconforming  retained  interest in securitized assets, net of all loss reserves, was $85.9 million.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Securitization Credit Enhancements
----------------------------------

Provident  has  provided  for  credit  enhancements  to its  securitizations structured  as  sales in the form of cash,  loans  and an  unfunded  secured demand note.  The credit  enhancements  are  maintained  at a  significantly higher  balance  than the level of  estimated  credit  losses to improve the credit  grade of the  securitization  and  thereby  reduce  the rate paid to investors  of the  securitization  trust.  Provident  had  reserves of $13.8 million  as of March 31,  2003 to offset  future  losses.  Estimated  credit losses are based upon loan credit grades, collateral,  market conditions and other pertinent factors.  Detail of the credit enhancements along with their loss reserves are provided below as of March 31, 2003:

                                    Type of Credit             Value of Credit         Loss
(In Thousands)                       Enhancements                 Enhancements     Reserves
-------------------------------------------------------------------------------------------
Nonconforming Residential    Unfunded Demand Note(1)/Loans           $ 250,786      $11,354
Prime Home Equity                        Cash                           26,600          842
Equipment Leases                         Cash                           28,727        1,620
                                                                     ---------      -------
                                                                     $ 306,113      $13,816
                                                                     =========      =======
(1) During the fourth quarter of 2001,  Provident  reached an agreement with the  securitization  insurer to release the cash credit  enhancement for the  nonconforming  residential loan  securitizations  and substitute an unfunded  demand  note backed by a AAA rated  standby  letter of credit.
    Actual  losses are  submitted  on a monthly  basis to  Provident  by the trustee.  Should  Provident  fail to  reimburse  the  trustee  for these monthly losses, the letter of credit can only be drawn upon monthly.

As discussed in Management's  Discussion and Analysis of Financial Condition
and Results of  Operations - Critical  Accounting  Policies,"  future period cash flow  realizations  may differ from current  projections as a result of timing  differences  in credit  related  charge-offs  in any  given  period.
Although these variances may not change the life-time loss assumptions, they may result in temporary  negative cash flows and the possibility of a charge to earnings.  To minimize the  potential  impact of this timing  difference,
Provident increased its reserves for RISAs by $14.5 million during the first quarter of 2003 which was offset  against  other  realized  security  gains.
Management's  estimate of the present  value of expected  future excess cash flows above projected losses is $40 million.  At March 31, 2003,  management believes the current carrying value of the RISA asset is properly stated.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Securitization Credit Risk
--------------------------

The following  table presents a summary of various  indicators of the credit quality of off-balance  sheet securitized loans and leases as of and for the three months ended March 31, 2003:

                                           Nonconforming   Prime Home     Equipment
(Dollars in Thousands)                       Residential       Equity        Leases
-----------------------------------------------------------------------------------
For the Three Months Ended March 31, 2003:
 Average Securitized Assets                  $1,699,407    $  186,361    $   87,380
 Net Charge-Offs                                 26,711           422         1,528
 Net Charge-Offs to Average
  Securitized Assets (Annualized)                  6.29%         0.91%         6.99%
As of March 31, 2003:
 Securitized Assets                          $1,618,742    $  178,035    $   79,798
 Established Contingent Loss Liability           19,225           842         1,620
 Delinquency Rates:
  30 to 89 Days                                   10.27%         0.16%         2.15%
  90 or More                                      22.00%         0.93%         1.93%

FANNIE MAE DUS PROGRAM
----------------------

Red Mortgage Capital, Inc. (Red Mortgage), a member of Red Capital Group, is an approved Fannie Mae Delegated  Underwriting  and Servicing (DUS) mortgage lender.  Under the Fannie Mae DUS program, Red Mortgage  underwrites,  funds and sells mortgage loans on multifamily  rental projects.  Red Mortgage then services these mortgage loans on Fannie Mae's behalf.  Participation  in the
Fannie  Mae DUS  program  requires  Red  Mortgage  to share the risk of loan losses with Fannie Mae. The  substance of this loss sharing  arrangement  is that Red Mortgage  and Fannie Mae split losses with  one-third of all losses assumed by Red Mortgage and two-thirds of all losses assumed by Fannie Mae.

Red Mortgage services  multifamily mortgage loans under the DUS program with outstanding  principal balances  aggregating $3.3 billion at March 31, 2003.
At March 31, 2003, no DUS loans in Red Mortgage's  loan servicing  portfolio were in default.  Red Mortgage has established  reserves of $9.5 million for possible losses under this program.  The reserve is determined by evaluating pools of homogenous loans and includes  information  based upon industry and historical  loss  experience,  as well as each  project's  recent  operating performance.  Management  believes the reserve is maintained at a level that adequately provides for the inherent losses within Red Mortgage's  portfolio of DUS  loans.  The  employees  and  management  team of Red  Mortgage  have originated and serviced the existing Fannie Mae DUS loan servicing portfolio since 1995 without any charge-offs relating to the DUS loans.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

DERIVATIVE AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
------------------------------------------------------

In the normal course of business,  Provident uses derivative and off-balance sheet financial instruments to manage its interest rate risk and to meet the financing  needs  of its  customers.  At March  31,  2003,  these  financial instruments  consisted  of  standby  letters  of  credit  of  $268  million, commitments  to extend credit of $3.8  billion,  and interest rate swaps and caps with a notional amount of $6.8 billion and $5.4 billion, respectively.

In order to mitigate credit risk within the auto lease portfolio,  Provident entered into credit risk transfer  arrangements  during 2001 and 2000. Under the 2001 transaction, Provident transferred 97 1/2% of the credit risk on an auto lease portfolio,  while retaining a 2 1/2% first-loss  position.  Under the 2000  transaction,  Provident  transferred  98% of the credit risk on an auto lease portfolio,  while retaining a 2% first-loss position. As a result of these transactions,  Provident was able to lower its credit concentration in auto leasing while reducing its regulatory  capital  requirements.  As of
March 31, 2003,  the  remaining  unpaid auto lease  balances on the 2001 and
2000 transactions were $0.5 billion and $0.9 billion, respectively.

Capital Resources and Adequacy
------------------------------

Total  shareholders'  equity at March 31, 2003 was $879 million  compared to
$880 million at December 31, 2002. The change in the equity balance  relates primarily to net income exceeding dividends by $13.7 million, an increase in the market  value of cash flow hedging  instruments  of $8.6 million (net of deferred taxes) and a decrease in the market value of investment  securities of $25.9 million (net of deferred taxes).

Capital expenditures planned by Provident in 2003 for premises and equipment are currently  estimated to be approximately  $30 million.  Included in this
amount  are  projected  capital   expenditures  for  the  purchase  of  data
processing  hardware  and  software,   branch  additions,   renovations  and
enhancements,  facility  renovations  and  ATMs.  Through  March  31,  2003, approximately $6 million of these expenditures had been made.

The  following  table of ratios is  important  for an  analysis  of  capital adequacy:

                                                Three Months Ended           Year Ended
                                                    March 31, 2003    December 31, 2002
---------------------------------------------------------------------------------------
Average Shareholders' Equity to Average Assets                5.01%                5.12%
Average Tangible Shareholders' Equity to
  Average Tangible Assets                                     4.48                 4.55
Period End Shareholders' Equity to
  Period End Assets                                           4.96                 5.02
Period End Tangible Shareholders' Equity to
  Period End Tangible Assets                                  4.45                 4.49
Dividend Payout to Net Earnings                              47.00                50.64
Tier 1 Capital to Risk-Weighted Assets                        9.78                 9.40
Total Risk-Based Capital To Risk-Weighted Assets             11.65                11.42
Tier 1 Leverage Ratio                                         7.76                 7.81

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Risk-based capital  guidelines  established by the Federal Reserve Board set
minimum  capital   requirements   and  require   institutions  to  calculate
risk-based  capital  ratios by  assigning  risk  weightings  to  assets  and off-balance sheet items. Provident is required to maintain minimum ratios of
4.00% for Tier 1 capital to risk-weighted assets, 8.00% for total risk-based capital  to  risk-weighted  assets,  and 4.00% for Tier 1 capital to average assets. These guidelines further define  "well-capitalized" levels for Tier
1, total risk-based  capital,  and leverage ratio purposes at 6.00%,  10.00%
and 5.00%,  respectively.  As of March 31, 2003, both Provident and the Bank were categorized as well-capitalized for regulatory purposes.

LIQUIDITY
---------

Adequate  liquidity  is necessary  to meet the  borrowing  needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth.  Management  forecasts that the largest liquidity  needs for the next  twelve  months  will come from  growth in the lending portfolio,  maturing of retail and brokered certificates of deposit, and scheduled principal payments on long-term debt.  Provident has a variety of sources to meet these liquidity  demands.  First,  management  expects to issue new  certificates  of deposit along with renewing many of its maturing certificates  of deposit.  Management  also  projects  growth  within retail
transactional   deposits.   Additional  sources  of  liquidity  include  the
availability to borrow both short-term and long-term funds.

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

The major  source of  liquidity  for  Provident  on a  parent-only  basis is dividends paid to it by its  subsidiaries.  Pursuant to Federal  Reserve and state  banking  regulations,  the  maximum  amount  available  for  dividend distribution  to the Parent at March 31, 2003 by its banking  subsidiary was approximately  $46.4  million.  The  Parent  has  received  $15  million  in dividends from its banking  subsidiary during the current year. During 2001, higher credit costs had an  unfavorable  impact on net income.  While credit costs have declined  substantially  in 2002 and 2003, if these costs were to rise again, this could impact Provident's ability to maintain the payment of its quarterly dividend at current rates.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES
----------------------------

Note 1 to  Provident's  2002  annual  report on Form 10-K lists  significant accounting  policies used in the development and presentation of Provident's financial  statements.  However,  four  of  these  accounting  policies  are considered to be critical due to the level of sensitivity  and  subjectivity of their underlying accounting estimates. These critical accounting policies concern the adequacy of the reserve for loan and lease losses; the valuation of retained  interest in securitized  assets (RISAs) and securitized  credit enhancements;  the valuation of mortgage servicing assets; and the valuation of derivatives.

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

Provident  monitors  the  valuation  of the  RISAs on a monthly  basis.  The valuation  centers  primarily  around two estimates,  total life-time credit losses and the constant  prepayment  rate (CPR).  During 2002, both of these factors trended upward which had an unfavorable  impact on the nonconforming
residential   RISA  valuation.   Additionally,   the  CPR  was  impacted  by
management's  decision to accelerate  the  liquidation  of other real estate
associated  with  the  securitized   nonconforming   residential  portfolio.
Provident  models a CPR range from 26% to 35% with the actual CPR  currently running at 30%. If the CPR stays at its current level,  management estimates that there would be sufficient  cash flows to absorb  lifetime  losses up to
6.3%.  If the CPR rises to 35%,  there  would be  sufficient  cash  flows to absorb lifetime losses up to 5.9%.  Cumulative incurred losses through March
31, 2003 are 4.2%, with estimated total lifetime losses expected to be 5.6%.
On a worst case basis,  management  currently estimates that lifetime losses should not exceed 6.1% assuming real estate values remain relatively stable.
From an earnings sensitivity  standpoint,  above certain loss thresholds,  5 basis  points in  losses  represent  a $1.8  million  unfavorable  after-tax impact.  Should both the estimated  life-time credit losses and CPR continue to rise,  impairment of the RISA value could occur.  Future period cash flow realizations  may  differ  from  current  projections  as a result of timing differences  in credit  related  charge-offs  in any given period.  Although these  variances may not change the  life-time  loss  assumptions,  they may result in temporary  negative cash flows and the  possibility of a charge to earnings.  At March 31, 2003, management believes the current carrying value of the RISA asset is properly stated.

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

Provident's policy limit stipulates that the negative impact on net interest income from a +/-200  basis  points,  12 month  gradual  parallel  ramp rate scenario as compared to the flat rate scenario cannot exceed 10 percent over the next 12 month period.  These tests are performed on a monthly basis, and the results are presented to the Board of Directors. Based on the results of the simulation model, net interest income would change by the following over the next 12-month  period:  decrease  0.90% for a 100 basis point  decrease;
decrease 0.07% for a 100 basis point increase;  and decrease 1.24% for a 200 basis point increase. Due to the current interest rate environment,  nothing beyond a 100 basis point decrease was simulated.

Although primarily  classified as leased equipment,  Provident  continues to include all of its auto leases in its interest sensitivity analysis.

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

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

An evaluation was performed under the supervision and with the participation of management,  including the principal executive and financial officers, of the  effectiveness  of the design and  operation of  Provident's  disclosure controls  and  procedures  within 90 days  prior to the  filing of this Form
10-Q.  Based  on  that  evaluation,   management,  including  the  principal
executive and financial  officers,  concluded  that  Provident's  disclosure controls and procedures were effective with no significant  weaknesses noted
except that  Provident's  disclosure  controls and procedures did not detect until  early 2003  certain  unintentional  errors  that had  occurred in the accounting and classification of auto lease transactions.  This weakness has
been  addressed  and  the  financial   statements   and  related   financial
information  included  in this Form 10-Q  have been  appropriately  revised.
There have been no significant  changes in Provident's  internal controls or in other factors that could  significantly  affect these  internal  controls after the date of their  evaluation.  Provident is reviewing its  disclosure controls and procedures in all areas involving  financial models  previously established  for lease and other  transactions to improve the ability of its disclosure  controls and  procedures  to detect such  problems of the nature discovered  in  early  2003.  Provident's  Audit  Committee,  through  legal counsel, engaged the accounting firm of PricewaterhouseCoopers LLP, which is not the auditor of Provident's financial  statements,  to undertake a review of its  internal  controls  in certain  areas.  The scope of this  review is currently being determined.

              PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                         PART II - OTHER INFORMATION
                         ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

In  addition to  litigation  filed in the first  quarter of 2003,  which was reported in the Form 10-K for 2002,  a similar  purported  class  action was filed April 22, 2003 in the U.S. District Court for the Southern District of
Ohio by shareholder Marzoff, IRA against Provident, its President, Robert L.
Hoverson and its Chief Financial Officer, Christopher J. Carey. Also, on May
3, 2003  shareholder  Silverback  Master Ltd. filed a purported class action against those same  defendants  plus PFGI Capital  Corporation,  a Provident subsidiary,  and former  officers,  Allen L. Davis and John R. Farrenkopf on behalf  of all  purchasers  of  PRIDES  in or  traceable  to a June 6,  2002 offering of those  securities  registered  with the  Securities and Exchange
Commission  and  extending  to March 5,  2003.  This  action  is based  upon circumstances  involved in a restatement of earnings  announced by Provident on March 5, 2003. It alleges violations of securities laws by the defendants in Provident's  financial  disclosures during the period from March 30, 1998 through  March 5,  2003 and in the June  2002  offering.  The suit  seeks an unspecified amount of compensatory damages and/or rescission of purchases of those  securities.  In addition,  on April 16, 2003 a derivative  action was filed  by  shareholder  Mays  on  behalf  of  Provident  versus  Provident's directors, a former director, Philip R. Myers, and Ernst & Young, LLP in the
Court of Common Pleas of Hamilton County,  Ohio. This suit is also concerned with the restatement of earnings and alleges that the individual  defendants breached  fiduciary  duties owed to Provident  and are  responsible  for the conditions that led to the restatement and its consequences. It alleges that
Ernst & Young did not meet its  accounting  obligations  with  regard to its audit of Provident's financial statements. It seeks an unspecified amount of damages, and return of all bonuses and options received by Hoverson.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

 (a) Exhibits filed:

     Exhibit 99.1 - Section 906 of the Sarbanes-Oxley Act of 2002,
      Certification of Chief Executive Officer
     Exhibit 99.2 - Section 906 of the Sarbanes-Oxley Act of 2002,
      Certification of Chief Financial Officer

 (b) Reports on Form 8-K:

     Form 8-K (Items 5 and 7) filed on March 5, 2003.
     Form 8-K (Item 9) filed on April 15, 2003.
     Form 8-K (Items 7 and 9) filed on April 18, 2003.
     Form 8-K (Items 7 and 9) filed on April 30, 2003.

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

                                             Provident Financial Group, Inc.
                                             -------------------------------
                                                        Registrant

Date:  May 15, 2003                              /s/Christopher J. Carey
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

Date: May 15, 2003                                /s/Robert L. Hoverson
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

Date: May 15, 2003                               /s/ Christopher J. Carey
                                                 ------------------------
                                                   Christopher J. Carey
                                                  Chief Financial Officer
                                               (Principal Financial Officer)