Form 10-Q
period 2003-06-30
PROVIDENT FINANCIAL GROUP INC
filed 2003-08-14
CIK 316770

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

For the Quarterly Period Ended                               Commission File
June 30, 2003                                                    No. 1-8019

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

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock,  as of the latest  practicable  date:  Common  stock,  without par value, outstanding at July 31, 2003 is 48,796,597.

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

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . 18

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . 44

   ITEM 4. CONTROLS AND PROCEDURES . . . . . . . . . . . . . .  . . . . . 45

PART II. OTHER INFORMATION

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,    December 31,
                                                                 2003            2002
(Dollars in Thousands)                                    (Unaudited)
-------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                $    352,241    $    351,994
  Federal Funds Sold and Reverse Repurchase Agreements        337,006         188,925
  Trading Account Securities                                  105,877         127,848
  Loans Held for Sale                                         447,039         436,884
  Investment Securities Available for Sale
   (amortized cost - $4,742,549 and $4,158,511)             4,760,894       4,215,238
  Loans and Leases (Net of Unearned Income):
    Corporate Lending:
      Commercial                                            4,459,612       4,482,373
      Mortgage                                              1,017,061         960,636
      Construction                                            516,348         510,331
      Lease Financing                                       1,253,851       1,273,901
    Consumer Lending:
      Installment                                           1,424,207       1,306,761
      Residential                                              37,741         599,793
      Lease Financing                                         155,577               -
                                                         ------------    ------------
        Total Loans and Leases                              8,864,397       9,133,795
    Reserve for Loan and Lease Losses                        (185,019)       (201,051)
                                                          ------------    ------------
       Net Loans and Leases                                 8,679,378       8,932,744
  Leased Equipment                                          2,006,999       2,350,356
  Premises and Equipment                                       97,070         101,513
  Goodwill                                                     83,979          82,651
  Other Assets                                                923,516         751,856
                                                         ------------    ------------
TOTAL ASSETS                                             $ 17,793,999    $ 17,540,009
                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                $  1,357,468    $  1,141,990
      Interest Bearing                                      9,598,344       8,706,989
                                                         ------------    ------------
       Total Deposits                                      10,955,812       9,848,979
    Short-Term Debt                                         1,268,198       1,925,005
    Long-Term Debt                                          3,624,262       3,842,657
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures                 451,284         451,074
    Minority Interest                                         160,966         160,966
    Accrued Interest and Other Liabilities                    442,883         430,957
                                                         ------------    ------------
        Total Liabilities                                  16,903,405      16,659,638
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized,
     Series D, 70,272 Issued                                    7,000           7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 48,782,947 and 48,760,462 Issued              14,461          14,454
    Capital Surplus                                           298,838         298,025
    Retained Earnings                                         618,712         604,013
    Accumulated Other Comprehensive Loss, Net                 (48,417)        (43,121)
                                                         ------------    ------------
        Total Shareholders' Equity                            890,594         880,371
                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 17,793,999    $ 17,540,009
                                                         ============    ============

See notes to consolidated financial statements.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,               June 30,
                                               ---------------------------------------
(In Thousands, Except Per Share Data)            2003       2002       2003       2002
--------------------------------------------------------------------------------------
Interest Income:
  Interest and Fees on Loans and Leases        $140,983   $148,701   $282,619   $303,702
  Interest on Investment Securities              48,112     56,840     99,927    110,188
  Other Interest Income                           9,158      5,790     17,449     10,857
                                               --------   --------   --------   --------
      Total Interest Income                     198,253    211,331    399,995    424,747
Interest Expense:
  Interest on Deposits:
    Savings and Demand Deposits                  11,079      8,769     20,947     17,821
    Time Deposits                                46,629     58,804     93,697    117,207
                                               --------   --------   --------   --------
      Total Interest on Deposits                 57,708     67,573    114,644    135,028
  Interest on Short-Term Debt                     7,493      7,931     16,333     18,241
  Interest on Long-Term Debt                     43,961     50,949     92,269    102,367
  Interest on Junior Subordinated Debentures      4,597      6,150      9,296     12,088
                                               --------   --------   --------   --------
      Total Interest Expense                    113,759    132,603    232,542    267,724
                                               --------   --------   --------   --------
        Net Interest Income                      84,494     78,728    167,453    157,023
Provision for Loan and Lease Losses              52,469     33,575     68,990     57,780
                                               --------   --------   --------   --------
  Net Interest Income After Provision
    for Loan and Lease Losses                    32,025     45,153     98,463     99,243
Noninterest Income:
  Service Charges on Deposit Accounts            12,391     10,915     24,723     21,364
  Loan Servicing Fees                             9,428      8,414     20,088     16,412
  Commercial Mortgage Banking Revenue            10,849      6,021     21,146     11,767
  Other Service Charges and Fees                 12,921     12,021     24,657     21,920
  Leasing Income                                132,238    152,664    271,099    307,645
  Cash Gains on Sale of Loans                     7,124      4,494     12,066      7,134
  Warrant Gains                                   1,308      8,186      1,636      8,186
  Net Security Gains                                858        654      2,358        654
  Net Gain on Merchant Services Business         19,000          -     19,000          -
  Other                                           7,636      3,209     11,154      7,726
                                               --------   --------   --------   --------
    Total Noninterest Income                    213,753    206,578    407,927    402,808
Noninterest Expense:
  Salaries, Wages and Benefits                   65,823     58,730    127,807    115,119
  Charges and Fees                                7,867      8,099     15,689     15,750
  Occupancy                                       6,464      5,950     12,692     11,968
  Leasing Expense                                90,750    104,537    186,510    211,402
  Equipment Expense                               6,824      5,975     13,773     12,182
  Professional Services                           8,418      6,219     16,816     12,304
  Minority Interest Expense                       3,197        666      6,394        666
  Disposition Cost of Subprime Loans              6,914          -      6,914          -
  Other                                          29,816     26,461     61,561     53,858
                                               --------   --------   --------   --------
    Total Noninterest Expense                   226,073    216,637    448,156    433,249
                                               --------   --------   --------   --------
Income Before Income Taxes                       19,705     35,094     58,234     68,802
Applicable Income Taxes                           6,502     11,924     19,217     24,016
                                               --------   --------   --------   --------
  Net Income                                   $ 13,203   $ 23,170   $ 39,017   $ 44,786
                                               ========   ========   ========   ========

Per Common Share:
  Basic Earnings Per Share                     $   0.27   $   0.47   $   0.79   $   0.91
  Diluted Earnings Per Share                       0.26       0.46       0.77       0.88
  Cash Dividends Paid                              0.24       0.24       0.48       0.48

See notes to consolidated financial statements.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                     Accumulated
                                                                                           Other
                                  Preferred       Common      Capital     Retained Comprehensive
(In Thousands)                        Stock        Stock      Surplus     Earnings     Loss, Net       Total
------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002        $   7,000    $  14,587    $ 322,024    $ 556,918    $ (98,696)   $ 801,833

Net Income                                                                  44,786                    44,786
Other Comprehensive Income,
 Net of Tax:
 Change in Unrealized
  Gains (Losses) on:
  Hedging Instruments                                                                    17,887       17,887
  Marketable Securities                                                                  27,986       27,986
                                                                                                   ---------
     Total Comprehensive Income                                                                       90,659
Dividends Paid on:
 Preferred Stock                                                              (474)                     (474)
 Common Stock                                                              (23,649)                  (23,649)
Exercise of Stock Options and
 Accompanying Tax Benefits                            35        2,311                                  2,346
Benefit Plan Assets in
 Provident Stock                                    (195)     (18,701)                               (18,896)
Costs Associated with issuance
 of PRIDES Securities                                          (6,722)                                (6,722)
Other                                                             (14)          (2)                      (16)
                                  ---------    ---------    ---------    ---------    ---------    ---------
Balance at June 30, 2002          $   7,000    $  14,427    $ 298,898    $ 577,579    $ (52,823)   $ 845,081
                                  =========    =========    =========    =========    =========    =========

Balance at January 1, 2003        $   7,000    $  14,454    $ 298,025    $ 604,013    $ (43,121)   $ 880,371

Net Income                                                                  39,017                    39,017
Other Comprehensive Income,
 Net of Tax:
 Change in Unrealized
  Gains (Losses) on:
  Hedging Instruments                                                                    19,647       19,647
  Marketable Securities                                                                 (24,943)     (24,943)
                                                                                                   ---------
     Total Comprehensive Income                                                                       33,721
Dividends Paid on:
 Preferred Stock                                                              (474)                     (474)
 Common Stock                                                              (23,797)                  (23,797)
Exercise of Stock Options and
 Accompanying Tax Benefits                            18        1,513                                  1,531
Benefit Plan Assets in
 Provident Stock                                     (11)        (700)         (47)                     (758)
                                  ---------    ---------    ---------    ---------    ---------    ---------
Balance at June 30, 2003          $   7,000    $  14,461    $ 298,838    $ 618,712    $ (48,417)   $ 890,594
                                  =========    =========    =========    =========    =========    =========

See notes to consolidated financial statements.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended June 30,
                                                          ---------------------------
(In Thousands)                                                   2003           2002
------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                               $    39,017    $    44,786
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Provision for Loan and Lease Losses                         68,990         57,780
   Other Amortization and Accretion                            31,022          6,416
   Depreciation of Leased Equipment                           194,583        209,508
   Depreciation of Premises and Equipment                      12,246         10,989
   Tax Benefit Received from Exercise of Stock Options            730            508
   Realized Investment Security Gains                          (2,358)          (654)
   Proceeds from Sale of Loans Held for Sale                2,013,900      1,216,436
   Origination of Loans Held for Sale                      (2,016,045)    (1,321,641)
   Realized Gains on Loans Held for Sale                       (8,010)        (5,334)
   Decrease in Trading Account Securities                      21,971         19,417
   Increase in Interest Receivable                            (43,345)        (9,699)
   (Increase) Decrease in Other Assets                       (152,158)        27,620
   Increase (Decrease) in Interest Payable                     (5,709)        12,220
   Increase (Decrease) in Other Liabilities                    76,356        (24,596)
                                                          -----------    -----------
    Net Cash Provided By Operating Activities                 231,190        243,756
                                                          -----------    -----------
Investing Activities:
 Investment Securities Available for Sale:
  Proceeds from Sales                                       1,902,379        735,979
  Proceeds from Maturities and Prepayments                    859,842        456,764
  Purchases                                                (3,323,184)    (1,607,553)
 Decrease in Loans and Leases                                 184,896        127,230
 (Increase) Decrease in Operating Lease Equipment             148,774        (37,239)
 Increase in Premises and Equipment                            (7,803)        (9,134)
                                                          -----------    -----------
    Net Cash Used In Investing Activities                    (235,096)      (333,953)
                                                          -----------    -----------
Financing Activities:
 Increase in Deposits                                       1,065,669        445,323
 Decrease in Short-Term Debt                                 (656,807)      (570,329)
 Principal Payments on Long-Term Debt                        (233,844)      (162,762)
 Proceeds From Issuance of Long-Term Debt                         686         38,314
 Proceeds From Issuance of Minority Interest,
  Net of Transaction Costs                                          -        161,213
 Cash Dividends Paid                                          (24,271)       (24,123)
 Proceeds from Exercise of Stock Options                          801          1,838
 Net Decrease in Other Equity Items                                 -            (16)
                                                          -----------    -----------
    Net Cash Provided By (Used In) Financing Activities       152,234       (110,542)
                                                          -----------    -----------
     Increase (Decrease) in Cash and Cash Equivalents         148,328       (200,739)
Cash and Cash Equivalents at Beginning of Period              540,919        501,223
                                                          -----------    -----------
Cash and Cash Equivalents at End of Period                $   689,247    $   300,484
                                                          ===========    ===========

Supplemental Disclosures of Cash Flow Information:
 Cash Paid for:
  Interest                                                $   238,251    $   221,832
  Income Taxes                                                  2,174          5,534
 Non-Cash Activity:
  Transfer of Loans and Leases to
   Other Real Estate and Equipment                             18,420         12,519

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

Stock options to purchase  approximately  5.6 million and 3.0 million  shares of
Common Stock were outstanding at June 30, 2003 and 2002, respectively,  but were not  included  in the  computation  of diluted  earnings  per share  because the options' exercise price was not in-the-money and, therefore, the effect would be anti-dilutive. The PRIDES units were not included in the computation of dilutive earnings per share as these instruments had no dilutive impact.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common share:

                                                  Three Months Ended        Six Months Ended
                                                        June 30,                June 30,
                                                --------------------    --------------------
(In Thousands, Except Per Share Data)               2003        2002        2003        2002
--------------------------------------------------------------------------------------------
Basic:
 Net Income                                     $ 13,203    $ 23,170    $ 39,017    $ 44,786
 Less Preferred Stock Dividends                     (237)       (237)       (474)       (474)
                                                --------    --------    --------    --------
  Income Available to Common Shareholders         12,966      22,933      38,543      44,312
  Weighted-Average Common Shares Outstanding      48,770      48,646      48,773      48,936
                                                --------    --------    --------    --------
 Basic Earnings Per Share                       $   0.27    $   0.47    $   0.79    $   0.91
                                                ========    ========    ========    ========

Diluted:
 Net Income                                     $ 13,203    $ 23,170    $ 39,017    $ 44,786
 Weighted-Average Common Shares Outstanding       48,770      48,646      48,773      48,936
 Benefit Plans Common Shares                         711         651         695         327
 Assumed Conversion of:
  Convertible Preferred Stock                        988         988         988         988
  Dilutive Stock Options                             199         630         260         501
                                                --------    --------    --------    --------
 Dilutive Potential Common Shares                 50,668      50,915      50,716      50,752
                                                --------    --------    --------    --------
 Diluted Earnings Per Share                     $   0.26    $   0.46    $   0.77    $   0.88
                                                ========    ========    ========    ========

NOTE  3.  GUARANTEED   PREFERRED   BENEFICIAL   INTERESTS  IN  COMPANY'S  JUNIOR
--------------------------------------------------------------------------------
SUBORDINATED DEBENTURES
-----------------------

Wholly-owned  subsidiary  trusts of  Provident  have  issued  $462.5  million of preferred  securities and, in turn, purchased $462.5 million of newly-authorized
Provident junior  subordinated  debentures.  The debentures provide interest and principal  payments  to  fund  the  trusts'  obligations.  Provident  fully  and unconditionally guarantees the preferred securities.  Approximately $367 million of the  preferred  securities  qualify  as  Tier 1  capital  and  the  remainder qualifies as Tier 2 capital for bank regulatory purposes. The sole assets of the trusts are the debentures.  The junior subordinated  debentures consisted of the following at June 30, 2003:

                           Stated   Effective        Maturity
(Dollars in Thousands)       Rate        Rate (1)        Date           Amount
------------------------------------------------------------------------------
November 1996 Issuance      8.60%       8.64%        12/01/26         $ 99,023
June 1999 Issuance          8.75%       2.37%        06/30/29          121,588
November 2000 Issuance     10.25%       3.73%        12/31/30          109,315
March 2001 Issuance         9.45%       4.02%        03/30/31          121,358
                                                                      --------
      Total                                                           $451,284
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

                                                                        Six Months Ended
                                                                            June 30,
                                                                   -----------------------
(In Thousands)                                                        2003            2002
------------------------------------------------------------------------------------------
Accumulated Unrealized Gains (Losses) on Securities Available
 for Sale at January 1, Net of Tax                                 $ 36,809       $ (15,953)
Net Unrealized Gains for the Period, Net of Tax
 Expense of $111 in 2003 and $15,298 in 2002                            207          28,411
Reclassification Adjustment for Gains Included in Net Income,
 Net of Tax Expense of $13,543 in 2003 and $229 in 2002             (25,150)           (425)
                                                                   --------        --------
Effect on Other Comprehensive Income (Loss) for the Year            (24,943)         27,986
                                                                   --------        --------
Accumulated Unrealized Gains on Securities Available
 for Sale at June 30, Net of Tax                                   $ 11,866        $ 12,033
                                                                   ========        ========
Accumulated Unrealized Losses on Derivatives Used in Cash
 Flow Hedging Relationships at January 1, Net of Tax              $ (79,930)      $ (82,743)
Net Unrealized Losses for the Period, Net of Tax
 Expense of $2,949 in 2003 and $3,299 in 2002                        (5,477)         (6,126)
Reclassification Adjustment for Losses Included in Net Income,
 Net of Tax Benefit of $13,529 in 2003 and $12,930 in 2002           25,124          24,013
                                                                   --------        --------
Effect on Other Comprehensive Income (Loss) for the Year             19,647          17,887
                                                                   --------        --------
Accumulated Unrealized Losses on Derivatives Used in Cash
 Flow Hedging Relationships at June 30, Net of Tax                $ (60,283)      $ (64,856)
                                                                  =========       =========

Accumulated Other Comprehensive Loss at January 1, Net of Tax     $ (43,121)      $ (98,696)
Other Comprehensive Income (Loss), Net of Tax                        (5,296)         45,873
                                                                   --------        --------
Accumulated Other Comprehensive Loss at June 30, Net of Tax       $ (48,417)      $ (52,823)
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

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial  results are  determined  based on an  assignment of balance sheet and income statement items to each business line. Equity  allocations are made based on various risk  measurements  of the business line. A matched  funded  transfer pricing  process  is used to  allocate  interest  income and  expense  among the business lines. Provision for loan and lease losses are charged to each business line based on its level of net  charge-offs and the size and risk of its lending portfolio.  Activity-based  costing is used to allocate  expenses for  centrally provided services.

Condensed income  statements and total assets are provided below for Provident's three major lines of business for the  three-month  and six-month  periods ended
June 30, 2003 and 2002.  Corporate  Center  represents  income and  expenses not related to the major business lines operational activities, and gain/loss on the sale of investment securities.

                                   Commercial      Retail    Mortgage    Corporate
(Dollars in Millions)                 Banking     Banking     Banking      Center        Total
----------------------------------------------------------------------------------------------
Three Months Ended June 30 2003:
  Net Interest Income              $     51.2  $     15.6  $     17.7  $        -  $      84.5
  Provision for Loan Losses              (8.7)       (3.0)       (7.6)      (33.2)       (52.5)
  Noninterest Income                     45.7       135.5        12.7        19.9        213.8
  Noninterest Expense                   (60.4)     (137.8)      (21.0)       (6.9)      (226.1)
  Income Taxes                           (9.2)       (3.4)       (0.6)        6.7         (6.5)
                                   ----------  ----------  ----------  ----------  -----------
  Net Income                       $     18.6  $      6.9  $      1.2  $    (13.5) $      13.2
                                   ==========  ==========  ==========  ==========  ===========
Three Months Ended June 30 2002:
  Net Interest Income              $     55.2  $      7.4  $     16.1  $        -  $      78.7
  Provision for Loan Losses             (13.2)       (3.8)       (7.6)       (9.0)       (33.6)
  Noninterest Income                     37.7       150.6         9.4         8.9        206.6
  Noninterest Expense                   (50.5)     (148.8)      (17.3)          -       (216.6)
  Income Taxes                           (9.9)       (1.8)       (0.2)          -        (11.9)
                                   ----------  ----------  ----------  ----------  -----------
  Net Income                       $     19.3  $      3.6  $      0.4  $     (0.1) $      23.2
                                   ==========  ==========  ==========  ==========  ===========
Six Months Ended June 30 2003:
  Net Interest Income              $    101.0  $     29.7  $     36.8  $        -  $     167.5
  Provision for Loan Losses             (20.7)       (5.0)      (10.1)      (33.2)       (69.0)
  Noninterest Income                     87.2       274.9        24.4        21.4        407.9
  Noninterest Expense                  (118.5)     (280.6)      (42.2)       (6.9)      (448.2)
  Income Taxes                          (16.2)       (6.3)       (2.9)        6.2        (19.2)
                                   ----------  ----------  ----------  ----------  -----------
  Net Income                       $     32.8  $     12.7  $      6.0  $    (12.5) $      39.0
                                   ==========  ==========  ==========  ==========  ===========
  Total Assets                     $    7,559  $    4,768  $    1,276  $    4,191  $    17,794
                                   ==========  ==========  ==========  ==========  ===========
Six Months Ended June 30 2002:
  Net Interest Income              $    110.8  $     14.8  $     31.4  $        -  $     157.0
  Provision for Loan Losses             (32.0)       (7.6)       (9.2)       (9.0)       (57.8)
  Noninterest Income                     74.0       304.1        15.8         8.9        402.8
  Noninterest Expense                  (104.2)     (295.0)      (34.0)          -       (433.2)
  Income Taxes                          (16.8)       (5.8)       (1.4)          -        (24.0)
                                   ----------  ----------  ----------  ----------  -----------
  Net Income                       $     31.8  $     10.5  $      2.6  $     (0.1) $      44.8
                                   ==========  ==========  ==========  ==========  ===========
  Total Assets                     $    7,259  $    4,624  $    1,479  $    3,213  $    16,575
                                   ==========  ==========  ==========  ==========  ===========

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

Changes in the carrying  amount of goodwill by business  line for the six months ended June 30, 2003 and 2002, are as follows:

                                              Commercial       Retail
(In Thousands)                                   Banking      Banking        Total
----------------------------------------------------------------------------------
Balance at January 1, 2002                      $ 39,825     $ 40,824     $ 80,649
Goodwill Acquired During the Year                                 189          189
Goodwill Recorded as a Result of Contingent
 Consideration being Recognized                    1,594            -        1,594
                                                --------     --------     --------
Balance at June 30, 2002                        $ 41,419     $ 41,013     $ 82,432
                                                ========     ========     ========

Balance at January 1, 2003                      $ 41,419     $ 41,232     $ 82,651
Goodwill Recorded as a Result of Contingent
 Consideration being Recognized                    1,328            -        1,328
                                                --------     --------     --------
Balance at June 30, 2003                        $ 42,747     $ 41,232     $ 83,979
                                                ========     ========     ========

As all of  Provident's  other  intangible  assets have been  determined  to have limited  lives,  these  assets have  continued  to be  amortized as in the past.
Intangible assets, along with accumulated amortization, is provided below:

                                            Gross                           Net
                                         Carrying     Accumulated      Carrying
(In Thousands)                              Value    Amortization         Value
-------------------------------------------------------------------------------
Non-Contractual Customer Relationships    $21,997        $ 11,029      $ 10,968
Purchased Core Deposits                     1,429           1,251           178
                                          -------        --------      --------
Balance at June 30, 2003                  $23,426        $ 12,280      $ 11,146
                                          =======        ========      ========

The estimated amortization of intangible assets for the next five years, is $2.4 million for the remainder of 2003; $4.4 million for 2004; $3.1 million for 2005;
$0.7 million for 2006; and $0.2 million for 2007.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  MORTGAGE SERVICING ASSETS
----------------------------------

Provident  recognizes  the rights to service  mortgage loans it does not own but services  for  others  within  Other  Assets  of its  Balance  Sheets.  Mortgage servicing  assets  may be  recognized  (1) when  mortgage  loans  are sold  with servicing  retained or (2) when  mortgage  loan  servicing  is  purchased.  When mortgage loans are sold with servicing retained, the carrying value of the loans is allocated  between the loans sold and servicing  assets retained based on the relative fair values of each.  Mortgage  servicing assets,  when purchased,  are initially  recorded at cost.  Mortgage servicing assets are carried at the lower of the initial  carrying  value,  adjusted for  amortization,  or estimated fair value. Mortgage servicing assets are evaluated quarterly for impairment based on the fair value of those assets, using a disaggregated  approach.  The fair value of the mortgage  servicing  assets is determined by estimating the present value of future net cash flows,  taking into  consideration  loan prepayments  speeds, discount rates, servicing costs and other economic factors.

Changes in the carrying value of mortgage servicing assets follows:

                                    Six Months Ended
                                        June 30
                                 ----------------------
(In Thousands)                        2003         2002
-------------------------------------------------------
Balance at Beginning of Period   $ 111,690    $  84,267
Additions                           33,664       18,763
Amortization                       (14,794)      (6,617)
Impairment Charges                       -            -
                                 ---------    ---------
Balance at End of Period         $ 130,560    $  96,413
                                 =========    =========

As of June 30, 2003,  mortgage  servicing  assets  relating to  commercial  real estate loans and  residential  loans totaled  $66.4  million and $64.2  million, respectively. Total mortgage loans serviced for others included $10.2 billion on commercial real estate  property and $9.1 billion on residential  property as of
June 30, 2003. No impairment charges were incurred on the commercial real estate servicing  assets as most of the  underlying  loans have lockout and  prepayment penalties  generally  ranging  from  5 to 9  years.  Regarding  the  residential servicing rights,  no impairment  charges were recognized as the majority of the servicing assets were acquired under the current interest rate environment.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  EQUITY INVESTMENTS
---------------------------

Provident invests in low income housing partnerships,  equity funds and directly in  equity  securities,  which  are  collectively  referred  to herein as equity investments. Equity investments, which are reported within Investment Securities
Available  for Sale and Other Assets,  are carried at estimated  fair value with changes  in fair  value  recognized  in  noninterest  income.  The fair value of publicly  traded  investments  are  determined  using quoted  market prices less liquidity  discounts.  Liquidity  discounts  take  into  account  the fact  that
Provident  may not  immediately  realize such market  prices due to  regulatory, corporate and contractual sales restrictions. The estimated fair value of equity investments that are not publicly traded  approximates cost including other than temporary valuation adjustments considered appropriate by management. During the first  quarter of 2003,  certain  equity  investments  were  determined  to have incurred a total of $11.0  million of other than  temporary  impairment in their valuation  based upon  information  received  from the  general  partners of the equity funds and  Provident's  internal  analyses.  This  impairment  charge was offset  against other  realized  security  gains.  As of June 30, 2003 and 2002,
Provident  held equity  investments  with a carrying  value of $60.6 million and
$74.6 million, respectively.

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

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provident  recorded $471,000  ($393,000  after-tax) of stock-based  compensation during the first six months of 2003 while no  compensation  cost was  recognized for stock option grants during 2002. Had  compensation  cost been determined for stock option awards based on the fair values at grant dates as discussed  above,
Provident's net income and earnings per share would have been as follows:

                                                       Three Months Ended           Six Months Ended
                                                             June 30                    June 30
                                                  ------------------------    ------------------------
(In Thousands, Except Per Share Data)                   2003          2002          2003          2002
------------------------------------------------------------------------------------------------------
Net Income as Reported                            $   13,203    $   23,170    $   39,017    $   44,786
Plus Stock-Based Compensation Recognized for
  Options Granted in 2003, Net of Related Tax            204             -           393             -
Less Total Stock-Based Compensation for Options
  Granted Since 1994, Net of Related Tax              (1,778)       (1,640)       (3,689)       (3,764)
                                                  ----------    ----------    ----------    ----------
Pro-forma Net Income                              $   11,629    $   21,530    $   35,721    $   41,022
                                                  ==========    ==========    ==========    ==========
Earnings Per Share:
  Basic - As Reported                             $     0.27    $     0.47    $     0.79    $     0.91
  Basic - Pro Forma                                     0.23          0.44          0.72          0.83
  Diluted - As Reported                                 0.26          0.46          0.77          0.88
  Diluted - Pro Forma                                   0.23          0.43          0.72          0.81

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

The subsidiaries and their total assets as of June 30, 2003 follow:

(In Thousands)                                                     Total Assets
-------------------------------------------------------------------------------
Provident Auto Rental LLC 1999-1                                       $697,806
Provident Auto Leasing Company                                          517,517
Provident Auto Rental LLC 2000-1                                        358,503
Provident Auto Rental LLC 2001-1                                        300,550
Provident Auto Rental LLC 2000-2                                        147,017
Provident Auto Rental Company LLC 1998-2                                143,904
Provident Auto Rental Company LLC 1998-1                                131,680
Provident Lease Receivables Company LLC                                  89,800

The above  amounts  include  items  which  are  eliminated  in the  Consolidated
Financial Statements.

NOTE 11.  SALE OF LOANS AND BUSINESS UNIT
-----------------------------------------

During the second quarter of 2003,  Provident completed the sale of $471 million of subprime  residential  mortgage loans and related  assets,  and also sold its
Merchant Services  business,  a payment solutions  provider for credit and debit card acceptance programs.  The loans were sold at a $40 million net discount, of which $6.9 million was recorded as disposition cost in noninterest  expense. The sale of the Merchant Services business resulted in a gain of $19 million.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

Provident's  commitments  to extend  credit and letters of credit  which are not reflected in the balance sheet are as follows:

                                          June 30    December 31
(In Millions)                                2003           2002
----------------------------------------------------------------
Commitments to Extend Credit               $3,952         $2,887
Standby Letters of Credit                     256            274
Commercial Letters of Credit                    7             11

Provident  (Parent)  has issued a guarantee  for a  subsidiary  to assist in its business  activities.  This  guarantee was made to Fannie Mae for the benefit of
Red Mortgage  Capital,  Inc. Red  Mortgage is an approved  Fannie Mae  Delegated
Underwriting  and  Servicing  (DUS)  mortgage  lender.  Under the Fannie Mae DUS program, Red Mortgage underwrites, funds and sells mortgage loans on multifamily rental projects. Red Mortgage then services these mortgage loans on Fannie Mae's behalf.  Participation  in the Fannie Mae DUS program  requires  Red Mortgage to share  the  risk  of loan  losses  with  Fannie  Mae.  Under  the  loss  sharing arrangement,  Red  Mortgage  and Fannie Mae split  losses with  one-third of all losses  assumed by Red Mortgage and  two-thirds of all losses  assumed by Fannie
Mae. For Red Mortgage to participate in the loss sharing  agreement,  the Parent provided a guarantee to Fannie Mae that it would  fulfill all payments  required of Red Mortgage under the loss sharing arrangement and for servicing advances of these loans if Red Mortgage fails to meet its obligations.  As of June 30, 2003,
Red Mortgage serviced loans with outstanding principal balances aggregating $3.4 billion under the DUS program.  The guarantee  will continue  until such time as
the  loss  sharing   agreement  is  amended  or  that  Red  Mortgage  no  longer participates  in the  Fannie Mae DUS  program.  No  liability  is carried on the
Parent's  balance sheet for this  guarantee as a liability has been  established for estimated losses on Red Mortgage's balance sheet.

Provident and its subsidiaries are not parties to any pending legal  proceedings other  than  routine  litigation  incidental  to their  business  except for the following matters related to the restatements announced March 5, 2003, and April
15, 2003.

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Several  purported   class-actions  have  been  filed  against  Provident,   its
President,  Robert L.  Hoverson,  its Chief  Financial  Officer,  Christopher J.
Carey, and their predecessors in those positions, on behalf of all purchasers of
Provident  securities from March 30, 1998 through March 5, 2003.  Litigation has also been filed against  Provident,  its  President,  Robert L. Hoverson and its
Chief Financial Officer,  Christopher J. Carey plus PFGI Capital Corporation,  a
Provident  subsidiary,  and others on behalf of all  purchasers  of PRIDES in or traceable to a June 6, 2002  offering of those  securities  registered  with the
Securities and Exchange  Commission and extending to March 5, 2003.  That action alleges violations of securities laws by the defendants in Provident's financial disclosures  during the period from March 30, 1998 through  March 5, 2003 and in the June 2002 offering and seeks an unspecified  amount of compensatory  damages and/or rescission of purchases of the PRIDES securities. These actions are based upon  circumstances  involved  in  the  restatement  of  earnings  announced  by
Provident on March 5, 2003 and allege  violations of federal  securities laws by the defendants in Provident's financial disclosures during the period from March
30, 1998 through March 5, 2003. They seek an unspecified  amount of damages and, in two cases,  reimbursement  of all  executive  bonuses  received  during  that period.

Several  derivative  actions have also been filed on behalf of Provident  versus
Provident's  directors  and  others.  These suits were also  concerned  with the restatements  of earnings  and allege  that the  defendants  breached  fiduciary duties owed to Provident and are  responsible for the conditions that led to the restatements  and their  consequences  and sales of stock and other  actions  by certain  officers and  directors  and seek  recovery  from the  defendants of an unspecified amount of damages.

NOTE 13.  ACCOUNTING PRONOUNCEMENTS EFFECTIVE FOR FUTURE PERIODS
----------------------------------------------------------------

In January 2003,  the Financial  Accounting  Standards  Board (FASB) issued FASB
Interpretation  No. 46,  "Consolidation  of Variable  Interest  Entities".  This
Interpretation of Accounting  Research  Bulletin No. 51 (ARB 51),  "Consolidated
Financial  Statements,"  addresses  consolidation by business  enterprises where ownership  interests  in an  entity  may  vary  over  time  or,  in many  cases, consolidation  of  special-purpose  entities  (SPEs).  To  be  consolidated  for financial reporting,  these entities must have certain  characteristics.  ARB 51
requires  that  an  enterprise's   consolidated   financial  statements  include
subsidiaries in which the enterprise has a controlling financial interest.  This
Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary  beneficiaries  if the entities do not effectively disperse  risks among parties  involved.  An enterprise  that holds  significant variable  interests in such an entity,  but is not the primary  beneficiary,  is required to disclose certain information regarding its interests in that entity.
This Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable  interest entities in which an enterprise holds an  interest  that  it  acquired  before  February  1,  2003.  It  also  applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  As  the  securitization  of its  nonconforming  residential,  prime  home equities  and  equipment  leases  involve the use of qualified  special  purpose

               PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entities as defined by Statement 140, "Accounting for Transfers and Servicing of
Financial  Assets and  Extinguishment  of  Liabilities,"  which is excluded from
Interpretation  46, these  securitization  entities will continue to be excluded from  consolidation.  Other equity  investments  held by Provident are currently being reviewed for any possible impact.  The adoption of this  Interpretation is not expected to have a material  impact on Provident's  results of operations or financial condition.

In April 2003, FASB issued Statement of Financial  Accounting  Standards No. 149
"Amendment of Statement 133 on Derivative  Instruments and Hedging  Activities."
Statement  149 amends and  clarifies  financial  accounting  and  reporting  for derivative  instruments,  including certain derivative  instruments  embedded in other contracts and for hedging  activities  under Statement 133 "Accounting for
Derivative  Instruments and Hedging Activities."  Statement 149 amends Statement
133 for  decisions  made  (1) as part of the  Derivatives  Implementation  Group process that effectively required amendments to Statement 133, (2) in connection with  other  FASB  projects  dealing  with  financial  instruments,  and  (3) in connection with  implementation  issues raised in relation to the application of the definition of a derivative. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after
June 30, 2003.  However,  the provisions of Statement 149 that merely  represent the codification of previous  Derivatives  Implementation  Group decisions,  are already  effective and should  continue to be applied in  accordance  with their prior respective  effective dates. The adoption of Statement 149 is not expected to have a material  impact on  Provident's  results of  operations  or financial condition.

In May 2003,  FASB  issued  Statement  150  "Accounting  for  Certain  Financial
Instruments with  Characteristics of both Liabilities and Equity." Statement 150 establishes  standards  for  how  an  issuer  classifies  and  measures  certain financial  instruments with  characteristics  of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability.  Many of those instruments were previously classified as equity.
Statement 150 is effective for  financial  instruments  entered into or modified after May 31, 2003,  and  otherwise  is effective at the  beginning of the first interim period beginning after June 15, 2003. Restatement is not permitted.  The adoption  of  Statement  150 is  not  expected  to  have a  material  impact  on
Provident's results of operations or financial condition.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

On July 10, 2003 Provident announced a number of strategic actions taken late in the second  quarter  to further  align its core  businesses  with its  corporate operating  strategy.  The company  further  reduced its risk profile through the sale of $471 million of subprime  residential  mortgage loans, and also sold its
Merchant Services  business,  a payment solutions  provider for credit and debit card  acceptance  programs.  The  company  has also  agreed to sell its  Florida franchise  including 13 branches to RBC Centura Bank, a wholly owned  subsidiary of Royal  Bank of  Canada.  The  transaction,  which is  subject  to  regulatory approval,  is expected to close in the third quarter or early fourth  quarter of this year.

Forward-Looking Statements
--------------------------

This Form 10-Q contains certain  forward-looking  statements that are subject to numerous assumptions, risks or uncertainties.  The Private Securities Litigation
Reform  Act of 1995  provides  a safe  harbor  for  forward-looking  statements.
Forward-looking  statements  may be  identified  by  words  such  as  estimates, anticipates,  projects,  plans, expects,  intends,  believes, should and similar expressions and by the context in which they are used. Such statements are based upon  current  expectations  of the  company and speak only as of the date made.
Actual  results could differ  materially  from those  contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the anticipated economic scenario  which could  materially  change  anticipated  credit  quality  trends;
changes by rating agencies in Provident's  debt rating;  the ability to generate loans and leases;  significant cost, delay in, or inability to execute strategic initiatives  designed to increase revenues and/or manage expenses;  consummation of significant business combinations or divestitures; and significant changes in accounting,  tax, or regulatory  practices or requirements  and factors noted in connection with forward-looking statements. Additionally, borrowers could suffer unanticipated losses without regard to general economic  conditions.  The result of these and other  factors could cause  differences  from  expectations  in the level of  defaults,  changes  in risk  characteristics  of the  loan  and  lease portfolio,  and changes in the provision  for loan and lease  losses.  Provident undertakes no  obligations to update any  forward-looking  statements to reflect events or circumstances arising after the date on which they are made.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Summary
-------

The following table summarizes earnings  components,  earnings per share and key financial ratios:
                                                Three Months Ended                     Six Months Ended
                                                      June 30,                             June 30,
(Dollars in Thousands,                  --------------------------------     -------------------------------
 Except Per Share Data)                     2003        2002      Change         2003        2002     Change
 -----------------------------------------------------------------------------------------------------------
Income Statement Summary:
  Net Interest Income                   $ 84,494    $ 78,728           7%    $167,453    $157,023          7%
  Noninterest Income                     213,753     206,578           3      407,927     402,808          1
   Total Revenue                         298,247     285,306           5      575,380     559,831          3
  Provision for Loan and Lease Losses     52,469      33,575          56       68,990      57,780         19
  Noninterest Expense                    226,073     216,637           4      448,156     433,249          3
    Net Income                            13,203      23,170         (43)      39,017      44,786        (13)
  Diluted Earnings Per Common Share         0.26        0.46         (43)        0.77        0.88        (13)
Ratios Analysis:
  Return on Average Equity                  5.85%      10.91%                    8.76%      10.69%
  Return on Average Assets                  0.30%       0.57%                    0.44%       0.55%

Second  quarter 2003  earnings  per diluted  share and net income were $0.26 and
$13.2 million, respectively, compared with $0.46 and $23.2 million in the second quarter of 2002. For the first six months of 2003 earnings per diluted share and net income were $0.77 and $39.0 million,  respectively,  compared with $0.88 and
$44.8 million for the same period in 2002.  Returns on average equity and assets were 8.76% and 0.44%,  respectively,  for the first six months of 2003  compared with 10.69% and 0.55% for the same period during 2002.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

As noted  earlier,  during the second  quarter  Provident  completed the sale of subprime  residential  mortgage loans that had been held in portfolio,  and also sold its Merchant Services business.  Management believes  presenting  financial information  excluding  these  sales  might be  beneficial  to the  reader as it provides  data that is more  comparable  to earlier  periods  contained  in this document.  Excluding both sales,  Provident's  net income and earnings per share would have been $27.4 million and $0.54 for the second quarter and $53.2 million and $1.05 for the first six months of 2003,  respectively.  The following  table presents financial information removing the impact of the sales.

                                                                      Impact from Sale of
                                                      As       ----------------------------------        Excluding
                                                   Reported    Subprime Loans   Merchant Services            Sales
                                                   ---------------------------------------------------------------
For the Three Months Ended June 30, 2003:
  Condensed Income Statement (In Thousands):
    Net Interest Income                            $ 84,494        $       -             $      -        $ 84,494
    Provision for Loan and Leases Losses            (52,469)         (33,225)                   -         (19,244)
    Noninterest Income                              213,753                -               19,000         194,753
    Noninterest Expense                            (226,073)          (6,914)                   -        (219,159)
                                                   --------        ---------             --------        --------
    Income Before Income Taxes                       19,705          (40,139)              19,000          40,844
    Applicable Income Taxes                          (6,502)          13,246               (6,270)        (13,478)
                                                   --------        ---------             --------        --------
    Net Income                                     $ 13,203        $ (26,893)            $ 12,730        $ 27,366
                                                   ========        =========             ========        ========
  Other Data:
    Earnings Per Common Share - Diluted            $   0.26        $   (0.53)            $   0.25        $   0.54
    Return on Assets                                   0.30%           (0.60)%               0.28%           0.61%
    Return on Equity                                   5.85%          (11.91)%               5.64%          12.12%
    Net Charge Offs                                $ 68,470        $  49,225                  n/a        $ 19,245
    Net Charge Offs to Average
     Loans and Leases (annualized)                     2.98%             n/a                  n/a            0.84%

For the Six Months Ended June 30, 2003:
  Condensed Income Statement (In Thousands):
    Net Interest Income                            $167,453        $       -             $      -        $167,453
    Provision for Loan and Leases Losses            (68,990)         (33,225)                   -         (35,765)
    Noninterest Income                              407,927                -               19,000         388,927
    Noninterest Expense                            (448,156)          (6,914)                   -        (441,242)
                                                   --------        ---------             --------        --------
    Income Before Income Taxes                       58,234          (40,139)              19,000          79,373
    Applicable Income Taxes                         (19,217)          13,246               (6,270)        (26,193)
                                                   --------        ---------             --------        --------
    Net Income                                     $ 39,017        $ (26,893)            $ 12,730        $ 53,180
                                                   ========        =========             ========        ========
  Other Data:
    Earnings Per Common Share - Diluted            $   0.77        $   (0.53)            $   0.25        $   1.05
    Return on Assets                                   0.44%           (0.30)%               0.14%           0.60%
    Return on Equity                                   8.76%           (6.04)%               2.86%          11.94%
    Net Charge Offs                                $ 85,022        $  49,225                  n/a        $ 35,797
    Net Charge Offs to Average
     Loans and Leases (annualized)                     1.86%             n/a                  n/a            0.78%

Net  interest  income for the six months ended June 30,  2003,  increased  $10.4 million,  or 7%,  compared  to the first six  months of 2002.  The  increase  in interest  income  was due to an  increase  in  average  earning  assets  of $1.5 billion,  or 12%. The increase in average earning assets resulted primarily from the growth of home equity loans and investment securities. The growth in earning assets  was  primarily  funded by a  corresponding  growth in  interest  bearing liabilities.  The largest increases in interest bearing  liabilities were demand and time deposits.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The  provision for loan and lease losses was $69.0 million and $57.8 million for the first six months of 2003 and 2002,  respectively.  Included in the provision for 2003 was  approximately  $33.2  million of provision  related to the sale of subprime residential mortgage loans that occurred in the second quarter of 2003.
The  annualized  net  charge-off to average loans and leases ratio was 1.86% for the first six months of 2003  compared to 1.94% for the same period in 2002.  If the $49.2 million charge-off related to the residential  mortgage loan sale were excluded,  the net charge-off  ratio for the first six months of 2003 would have been 0.78%.  Nonperforming  assets at June 30, 2003 were $147.2 million compared to $182.2  million and $186.0 million as of December 31, 2002 and June 30, 2002, respectively. Nonperforming assets are at their lowest level in nearly two years due to management actions and to the sale of the subprime residential mortgages.
Reserve for loan losses to nonperforming  assets was 125.73% as of June 30, 2003 compared  to 110.34% and  115.50% as of  December  31,  2002 and June 30,  2002,
respectively.

Noninterest  income  increased  $5.1 million for the first six months of 2003 as compared  to the same  period in 2002.  Increases  in nearly  every  noninterest income  category  along  with  a gain  on the  sale  of the  Merchant  Servicing business, more than offset a decrease in leasing income. The decrease in leasing income was a result of  amortization  of the  portfolio  and because auto leases originated  since  February,  2003 have been classified as finance leases rather than operating leases. In February 2003,  Provident changed the structure of the residual  insurance  it obtains  on its auto  leases  resulting  in this type of lending being  classified as a direct  financing  lease in the loan category and income being recorded as interest income.

Noninterest  expense increased $14.9 million, or 3%, for the first six months of
2003 as compared to the same period in 2002. The increase in noninterest expense was primarily in the areas of payroll,  professional services, minority interest expense,  and  expenses  related to the  disposal  of the  subprime  residential mortgage loans.  These  increases were partially  offset by decreases in leasing and other  real  estate  expenses.  The  minority  interest  expense  relates to dividends paid on $165 million of Preferred Stock of PFGI Capital Corporation, a real estate investment trust that was formed late in the second quarter of 2002.
Similar to leasing income, leasing expense decreased due to the decrease in auto leasing  activity,  as well as auto leases  originated since February 2003 being classified as finance leases rather than operating leases.

Total assets  increased  $254  million  from  December 31, 2002 to June 30, 2003 primarily as a result of an increase in federal funds, investment securities and home equity loans.  Partially  offsetting  these  increases  were  reductions in nonconforming  residential  loans and auto leases.  The fluctuations in the loan and lease balances  reflect  management's  decision to lower the risk profile of its loan and lease portfolio.  Total deposits  increased $1.1 billion during the first six months of 2003.  Average  core  deposits  have  increased 9% since the second quarter of 2002.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Business Lines
--------------

Provident's  major  business lines are  Commercial  Banking,  Retail Banking and
Mortgage  Banking.  The following table  summarizes net income by major lines of business for the three-month and six-month periods ended June 30, 2003 and 2002.
Condensed  income  statements  and total  assets are  provided  in Note 5 of the
"Notes to Consolidated Financial Statements".

Key components of the management reporting process follows:

                            Three Months Ended      Six Months Ended
                                  June 30,              June 30,
                          --------------------  --------------------
(Dollars in Millions)          2003       2002       2003       2002
--------------------------------------------------------------------
Commercial Banking        $    18.6  $    19.3  $    32.8  $    31.8
Retail Banking                  6.9        3.6       12.7       10.5
Mortgage Banking                1.2        0.4        6.0        2.6
Corporate Center              (13.5)      (0.1)     (12.5)      (0.1)
                          ---------  ---------  ---------  ---------
                          $    13.2  $    23.2  $    39.0  $    44.8
                          =========  =========  =========  =========

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
   and Financing and Corporate Services.

   Net income for  Commercial  Banking for the second  quarters of 2003 and 2002 was $18.6 million and $19.3 million,  respectively, and for the first half of

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

   2003 and 2002 was $32.8 million and $31.8 million, respectively. Contributing to the higher  six-month  net income for 2003 was an increase in  noninterest income  and lower  provision  expense,  which was  partially  offset by lower interest income and higher operating expenses.

   The growth in noninterest income came primarily from its fee-based commercial real estate businesses,  Red Capital Group and Capstone Realty Advisors. Both
   Red Capital Group and Capstone  recognized a significant  increase in revenue while  utilizing  lower levels of capital.  The  favorable  rate  environment during the past quarter provided for an increased demand for their services.

   Average asset  balances for the first half of 2003  increased $432 million or
   6% compared to the same time period in 2002. However, net interest income for the first six  months of 2003  failed to keep pace with  asset  growth due to modest spread  compression.  Furthermore,  provision expense decreased in the first half of 2003 primarily due to an overall  improvement in credit quality of the commercial loan portfolio.

   In cash  management,  technology-driven  solutions  and  competitive  product offerings  contributed  to an increase in deposits for the second  quarter of
   2003. Average commercial deposits for the second quarter of 2003 increased by
   $416 million,  or 68% as compared to the second  quarter of 2002. The product offerings have attracted new  relationships  and generated more business from the existing commercial customer base.

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

   Net income increased  $3.3 million and $2.2 million for the  three-month  and six-month  periods  ended June 30, 2003 as  compared  to the same  periods in
   2002.  The increase in net income for 2003 was primarily the result of growth within Retail's lending business units.

   Retail Banking  continues to alter the  composition  of its consumer  lending portfolio.  Management  believes that growing its home equity portfolio while slowing auto lease originations will result in lower credit risk exposure.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

   Retail Banking has experienced  growth in transaction  deposits of 21% in the second  quarter  of 2003 as  compared  to the second  quarter of 2002.  Total retail deposit growth has been flat over the same time period,  however,  due to less aggressive pricing on retail certificates of deposit. Provident plans to further enhance its distribution  system to improve  customer  acquisition and market penetration.

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

   Net income for the second  quarter of 2003 was $1.2  million as  compared  to
   $0.4  million  for the second  quarter  of 2002.  For the first six months of
   2003,  net income was $6.0  million  compared  to $2.6  million  for the same period in 2002.  Net income for 2003 rose  primarily  from  higher  warehouse lending  production,  growth  in the  sub-servicing  portfolio,  and from the execution of the whole-loan sale strategy.  Warehouse lending  production has benefited from a favorable rate environment, which continues to generate loan refinancing.  Sub-servicing has also experienced  significant growth as loans serviced for others  (excluding  securitized  mortgages)  increased from $2.4 billion at June of 2002 to $7.5 billion at the end of this quarter.  Gains on the sale of  nonconforming  residential  loans increased from $4.0 million in the second quarter of 2002 to $4.7 million in the second quarter of 2003.

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

o  Corporate Center includes  revenues and expenses not allocated to the primary business lines,  including any item not related to their operating  activity.
   The net loss of $12.5  million for the first six months of 2003 resulted from an  after-tax  loss of $26.9  million  from the sale of subprime  residential loans,  net of after-tax gains of $12.7 million from the sale of the Merchant
   Services  business and $1.7 million from security sales. The net loss of $0.1 million for the first half of 2002 was from an after-tax loss of $5.9 million from the sale of subprime loans,  net of after-tax gains of $5.4 million from the sale of warrants and $0.4 million from security sales.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Net Interest Income
-------------------

Net  interest  income for the six months ended June 30,  2003,  increased  $10.4 million,  or 7%,  compared  to the first six  months of 2002.  The  increase  in interest  income  was due to an  increase  in  average  earning  assets  of $1.5 billion,  or 12%. The increase in average earning assets resulted primarily from the growth of home equity loans and investment securities. The growth in earning assets  was  primarily  funded by a  corresponding  growth in  interest  bearing liabilities.  The largest increases in interest bearing  liabilities were demand and time deposits.

Net interest  margin  represents  net interest  income as a percentage  of total interest  earning  assets.  For the first six months of 2003,  the net  interest margin,  on a  tax-equivalent  basis,  was 2.35%  compared to 2.46% for the same period in 2002.  This  decrease  was driven by  changes in rates and  volumes of earning  assets and the  corresponding  funding  sources.  The  following  table details the components of the change in net interest income (on a tax-equivalent basis) by major  category  of  interest  earning  assets  and  interest  bearing liabilities for the  three-month  and six-month  periods ended June 30, 2003 and
2002.

                                           Three Months Ended                      Six Months Ended
                                  ----------------------------------    -----------------------------------
                                   June 30, 2003      June 30, 2002        June 30, 2003     June 30, 2002
                                  ---------------    ---------------    ----------------    ---------------
                                  Average Average    Average Average     Average Average    Average Average
(Dollars in Millions)             Balance    Rate    Balance    Rate     Balance    Rate    Balance    Rate
-----------------------------------------------------------------------------------------------------------
Assets:
 Loans and Leases:
  Corporate Lending:
   Commercial                     $ 4,518    5.73%   $ 4,231    6.33%   $ 4,482    5.70%    $ 4,308    6.44%
   Mortgage                           909    5.59        878    6.42        921    5.71         880    6.48
   Construction                       539    4.34        560    4.38        531    4.26         563    4.60
   Lease Financing                  1,227    8.72      1,194    9.22      1,236    8.79       1,156    9.52
                                  -------    ----    -------    ----    -------    ----     -------    ----
    Total Corporate Lending         7,193    6.12      6,863    6.68      7,170    6.12       6,907    6.81
  Consumer Lending:
   Installment                      1,407    4.78        965    6.41      1,380    4.95         950    6.70
   Residential                        486   10.17        791    9.60        519   10.97         830    9.45
   Lease Financing                     97    8.91          0    0.00         65    8.65           0    0.00
                                  -------    ----    -------    ----    -------    ----     -------    ----
    Total Consumer Lending          1,990    6.29      1,756    7.85      1,964    6.66       1,780    7.98
                                  -------    ----    -------    ----    -------    ----     -------    ----
     Total Loans and Leases         9,183    6.16      8,619    6.92      9,134    6.24       8,687    7.05
 Investment Securities              4,471    4.32      3,866    5.90      4,382    4.60       3,794    5.86
 Federal Funds Sold and Reverse
  Repurchase Agreements               441    1.90        127    2.85        378    1.99         118    2.82
 Other Short Term Investments         498    5.70        299    6.55        501    5.52         292    6.36
                                  -------    ----    -------    ----    -------    ----     -------    ----
   Total Earning Assets            14,593    5.45     12,911    6.57     14,395    5.60      12,891    6.65
 Cash and Due From Banks              310                212                310                 225
 Leased Equipment                   2,101              2,505              2,174               2,556
 Other Assets                         868                678                826                 661
                                  -------            -------            -------             -------
  Total Assets                    $17,872            $16,306            $17,705             $16,333
                                  =======            =======            =======             =======
Liabilities and
 Shareholders' Equity:
 Deposits:
  Demand Deposits                 $ 1,204    1.51    $   546    1.12    $ 1,129    1.47     $   529    1.07
  Savings Deposits                  1,460    1.80      1,475    1.97      1,440    1.78       1,505    2.01
  Time Deposits                     6,990    2.68      6,446    3.66      6,745    2.80       6,184    3.82
                                  -------    ----    -------    ----    -------    ----     -------    ----
   Total Deposits                   9,654    2.40      8,467    3.20      9,314    2.48       8,218    3.31
 Short-Term Debt:
  Federal Funds Purchased and
   Repurchase Agreements            1,129    2.37        906    2.90      1,308    2.22       1,192    2.64
  Commercial Paper                    265    1.24        284    1.93        283    1.36         278    1.93
                                  -------    ----    -------    ----    -------    ----     -------    ----
   Total Short-Term Debt            1,394    2.16      1,190    2.67      1,591    2.07       1,470    2.50
 Long-Term Debt                     3,638    4.85      3,974    5.14      3,703    5.02       3,998    5.16
 Junior Subordinated Debentures       451    4.09        451    5.47        451    4.15         451    5.41
                                  -------    ----    -------    ----    -------    ----     -------    ----
  Total Interest Bearing
   Liabilities                     15,137    3.01     14,082    3.78     15,059    3.11      14,137    3.82
 Noninterest Bearing Deposits       1,264                881              1,200                 864
 Minority Interest                    162                 34                161
 Other Liabilities                    406                460                394                 494
 Shareholders' Equity                 903                849                891                 838
                                  -------            -------            -------             -------
  Total Liabilities and
   and Shareholders' Equity       $17,872            $16,306            $17,705             $16,333
                                  =======            =======            =======             =======
Net Interest Spread                          2.44%              2.79%              2.49%               2.83%
                                             ====               ====               ====                ====
Net Interest Margin                          2.32%              2.45%              2.35%               2.46%
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
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Provision and Reserve for Loan and Lease Losses and Credit Quality
------------------------------------------------------------------

Provident  continues to benefit from the significantly  enhanced Credit and Risk
Management  processes developed over the past 18 months. This coupled with clear business and portfolio  strategies  allow for focused  business  development and aggressive management of both non-strategic portfolios and problem loans.

Provident expanded and improved its analytical and reporting capacity,  which in turn  improved  the  timeliness  and value of portfolio  information.  Loans and leases are primarily  monitored by closely  following changes and trends in risk characteristics.  The  characteristics  are analyzed  using various  techniques;
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

Provident  lowered its loan loss  reserve to total  loans by 37 basis  points to
2.09% during the past twelve months. The provision for loan and lease losses was
$69.0  million  and $57.8  million  for the  first six  months of 2003 and 2002, respectively.  The  increase  in  provision  in the  second  quarter  of 2003 as compared  to 2002 was a  result  of the sale of  subprime  residential  mortgage
loans.   Included  in  the  provision  for  the  second   quarter  of  2003  was

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

approximately  $33.2 million of provision  related to the  residential  mortgage loan sale.  Nonperforming  assets  decreased by $56.3 million  during the second quarter of 2003, with approximately $53 million of the decrease  attributable to
the  subprime   residential  mortgage  loan  sale.  The  sale  of  the  subprime residential  mortgage loans and the decrease in nonperforming assets has lowered the level of problem  loans.  The ratio of reserve for loan and lease  losses to total loans was 2.09% and 2.46% at June 30, 2003 and 2002, respectively.

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

                                          Three Months Ended          Six Months Ended
                                                June 30,                    June 30,
                                      -----------------------     ----------------------
(Dollars in Thousands)                     2003          2002          2003         2002
----------------------------------------------------------------------------------------
Balance at Beginning of Period        $ 201,020     $ 243,019     $ 201,051    $ 241,143
Provision for Loan and Lease Losses      52,469        33,575        68,990       57,780
Loans and Leases Charged Off            (72,623)      (68,145)      (95,051)     (96,386)
Recoveries                                4,153         6,411        10,029       12,323
                                      ---------     ---------     ---------    ---------
  Balance at End of Period            $ 185,019     $ 214,860     $ 185,019    $ 214,860
                                      =========     =========     =========    =========
Reserve for Loan and Lease Losses
 as a Percent of:
  Nonaccrual Loans                                                   138.80%      133.82%
  Nonperforming Assets                                               125.73%      115.50%
  Total Loans and Leases                                               2.09%        2.46%

Based upon the analysis of the adequacy of the reserve and the continuing change in composition of the loan and lease  portfolio,  the reserve for loan and lease losses has been allowed to decline over the past twelve  months.  However,  as a result of the decrease in nonperforming  assets,  both the reserve to nonaccrual loans and  nonperforming  assets ratios  improved  during the second  quarter of
2003.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following table presents the  distribution  of net loan  charge-offs by loan type for the three-month and six-month periods ended June 30, 2003 and 2002:

                                             Three Months Ended                          Three Months Ended
                                               June 30, 2003                                June 30, 2002
                               ---------------------------------------       -------------------------------------
                                                  Pctg of      Pctg of                         Pctg of     Pctg of
                                                  Average        Total                         Average       Total
                                    Net             Total          Net             Net           Total         Net
                                Charge-             Loans       Charge-         Charge-          Loans      Charge-
(Dollars in Thousands)             Offs       (annualized)        Offs            Offs     (annualized)       Offs
------------------------------------------------------------------------------------------------------------------
Corporate Lending:
 Commercial                    $ 11,147             0.99%         16.3%       $ 25,057           2.37%        40.6%
 Mortgage                            54             0.02           0.1               -              -            -
 Construction                      (241)           (0.18)         (0.4)              -              -            -
 Lease Financing                  1,714             0.56           2.5          21,635           7.25         35.0
                               --------                          -----        --------                       -----
  Net Corporate Lending          12,674             0.70          18.5          46,692           2.72         75.6
Consumer Lending:
 Installment                      1,467             0.42           2.2             782           0.32          1.3
 Residential                     54,320            44.70          79.3          14,260           7.21         23.1
 Lease Financing                      9             0.04             -               -              -            -
                               --------                          -----        --------                       -----
  Net Consumer Lending           55,796            11.21          81.5          15,042           3.43         24.4
                               --------                          -----        --------                       -----
   Net Charge-Offs             $ 68,470             2.98         100.0        $ 61,734           2.87        100.0
                               ========                          =====        ========                       =====

                                             Six Months Ended                             Six Months Ended
                                               June 30, 2003                                June 30, 2002
                               ---------------------------------------       -------------------------------------
                                                  Pctg of      Pctg of                         Pctg of     Pctg of
                                                  Average        Total                         Average       Total
                                    Net             Total          Net             Net           Total         Net
                                 Charge-            Loans       Charge-         Charge-          Loans      Charge-
(Dollars in Thousands)             Offs       (annualized)        Offs            Offs     (annualized)       Offs
------------------------------------------------------------------------------------------------------------------
Corporate Lending:
 Commercial                    $ 19,240             0.86%         22.6%       $ 38,994           1.81%        46.4%
 Mortgage                           100             0.02           0.1              24           0.01            -
 Construction                      (176)           (0.07)         (0.2)            300           0.11          0.3
 Lease Financing                  5,008             0.81           5.9          25,959           4.49         30.9
                               --------                          -----        --------                       -----
  Net Corporate Lending          24,172             0.67          28.4          65,277           1.89         77.6
Consumer Lending:
 Installment                      2,043             0.30           2.4           1,509           0.32          1.8
 Residential                     58,798            22.67          69.2          17,277           4.16         20.6
 Lease Financing                      9                -             -               -              -            -
                               --------                          -----        --------                       -----
  Net Consumer Lending           60,850             6.20          71.6          18,786           2.11         22.4
                               --------                          -----        --------                       -----
   Net Charge-Offs             $ 85,022             1.86         100.0        $ 84,063           1.94        100.0
                               ========                          =====        ========                       =====

The decrease in net charge-offs  for both  commercial  loans and corporate lease financing  was due  primarily  to the $29.4  million  charge-off  of  commercial airline loans and leases that occurred during the second quarter of 2002 with no corresponding  charge-off in 2003. The charge-off was comprised of $10.6 million of commercial  airline loans and $18.8 million of commercial airline leases. The increase in the net  charge-offs  for residential was due primarily to the $49.2 million  charge-off taken in conjunction  with the sale of subprime  residential mortgage  loans that  occurred  during the  second  quarter of 2003.  During the second  quarter of 2002, a charge-off  of $9.1 million was taken in  conjunction with the sale of $27  million of  nonperforming  subprime  residential  mortgage loans.  If the $49.2  million  charge-off  related to the  subprime  residential mortgage loan sale were excluded,  the net charge-off to average loans ratio for the  second  quarter  and six  months  of 2003  would  have  been .84% and .78%, respectively.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Nonperforming  assets at June 30,  2003 were $147.2  million  compared to $182.2 million  and  $186.0  million  as of  December  31,  2002  and  June  30,  2002, respectively.  The  decrease in  nonaccrual  commercial  loans during the second quarter of 2003 was due  primarily  to one large  charge  off.  The  decrease in nonaccrual  residential mortgage loans and other nonperforming assets during the second  quarter of 2003 was due  primarily  to the sale of subprime  residential mortgage  loans,  which  included  loans  that  were on  nonaccrual  status  and foreclosed residential properties.  The composition of nonperforming assets over the past five quarters is provided in the following table.

                                        2003                           2002
                               --------------------    --------------------------------
                                 Second       First      Fourth       Third      Second
(Dollars in Thousands)          Quarter     Quarter     Quarter     Quarter     Quarter
---------------------------------------------------------------------------------------
Nonaccrual Loans:
 Corporate Lending:
  Commercial                   $116,926    $123,912    $ 99,805    $117,571    $108,330
  Mortgage                        6,307       7,298      11,783      10,619       5,546
  Construction                    3,792       1,321       1,746       2,243       7,268
  Lease Financing                 2,267       2,792       4,008       3,952       3,497
                               --------    --------    --------    --------    --------
   Total Corporate Lending      129,292     135,323     117,342     134,385     124,641
 Consumer Lending:
  Installment                         -           -           -           -           -
  Residential                     4,011      45,927      49,091      44,548      35,920
  Lease Financing                     -           -           -           -           -
                               --------    --------    --------    --------    --------
   Total Consumer Lending         4,011      45,927      49,091      44,548      35,920
                               --------    --------    --------    --------    --------
    Total Nonaccrual Loans      133,303     181,250     166,433     178,933     160,561
Other Nonperforming Assets       13,858      22,172      15,780      14,579      25,471
                               --------    --------    --------    --------    --------
 Total Nonperforming Assets    $147,161    $203,422    $182,213    $193,512    $186,032
                               ========    ========    ========    ========    ========
Loans 90 Days Past Due
 Still Accruing                $  5,971    $ 36,038    $ 29,918    $ 30,482    $ 29,186

Nonaccrual Loans to
 Total Loans and Leases            1.50%       1.98%       1.82%       1.99%       1.84%
Nonperforming Assets to:
 Total Loans, Leases and
  Other Nonperforming Assets       1.66%       2.22%       1.99%       2.15%       2.12%
 Total Assets                      0.83%       1.15%       1.04%       1.13%       1.12%

Nonaccrual loans have decreased $33.1 million while other  nonperforming  assets have decreased  $1.9 million during the first half of 2003. The following  table shows the  progression  of  nonperforming  assets during the first six months of
2003:

                                 Corporate Lending
                        -----------------------------------     Consumer         Total          Other           Total
                                          Real        Lease  Residential    Nonaccrual  Nonperforming   Nonperforming
(In Thousands)          Commercial      Estate    Financing    Mortgages         Loans         Assets          Assets
---------------------------------------------------------------------------------------------------------------------
Balance at
 Beginning of Year      $  99,805    $  13,529    $   4,008    $  49,091    $ 166,433       $  15,780       $ 182,213
Additions                  54,541        3,502        2,540       29,150       89,733           8,167          97,900
Payments / Sales          (16,061)      (6,539)      (1,676)     (50,161)     (74,437)        (25,801)       (100,238)
Charge-Offs               (21,359)        (165)      (1,205)      (7,277)     (30,006)         (2,253)        (32,259)
Transfers to Other
 Nonperforming Assets           -         (228)      (1,400)     (16,792)     (18,420)         18,420               -
Writedowns                      -            -            -            -            -            (455)           (455)
                        ---------    ---------    ---------    ---------    ---------       ---------       ---------
Balance at
 June 30, 2003          $ 116,926    $  10,099    $   2,267    $   4,011    $ 133,303       $  13,858       $ 147,161
                        =========    =========    =========    =========    =========       =========       =========

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Noninterest Income
------------------

The following  table  details the  components  of  noninterest  income and their change for the second  quarter  and  six-month  periods  ended June 30, 2003 and
2002:

                                                Three Months Ended                  Six Months Ended
                                                      June 30,                           June 30,
                                         ------------------------------     ------------------------------
(Dollars in Thousands)                       2003       2002     Change         2003       2002     Change
----------------------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts      $ 12,391   $ 10,915         14%    $ 24,723   $ 21,364         16%
Loan Servicing Fees                         9,428      8,414         12       20,088     16,412         22
Commercial Mortgage Banking Revenue        10,849      6,021         80       21,146     11,767         80
Other Service Charges and Fees             12,921     12,021          7       24,657     21,920         12
Leasing Income                            132,238    152,664        (13)     271,099    307,645        (12)
Cash Gains on Sale of Loans                 7,124      4,494         59       12,066      7,134         69
Warrant Gains                               1,308      8,186        (84)       1,636      8,186        (80)
Security Gains                                858        654         31        2,358        654        261
Net Gain on Merchant Services Business     19,000          -        n/a       19,000          -        n/a
Other                                       7,636      3,209        138       11,154      7,726         44
                                         --------   --------                --------   --------
    Total Noninterest Income             $213,753   $206,578          3     $407,927   $402,808          1
                                         ========   ========                ========   ========

Explanations for significant changes in noninterest income by category follow:

o  Service charges on deposit  accounts  increased $1.5 million and $3.4 million in the  quarterly  and  six-month  comparisons  due primarily to increases in service charges on corporate accounts and overdraft fees.

o  Loan  servicing fees increased $1.0 million and $3.7 million in the quarterly and six-month  comparisons as an increase in fees from servicing  residential mortgage  portfolios more than offset the decrease in fees from the declining off-balance sheet securitized portfolios.

o  Increases in fees from both Red Capital Group and Capstone resulted in higher commercial  mortgage  banking  revenue  for  the  three-month  and  six-month comparisons.

o  Other service charges and fees increased $0.9 million and $2.7 million in the quarterly and six-month comparisons. The quarterly increase was due primarily to  increased  fee income  generated by  Commercial  Banking.  The  six-month increase also included an increase in warehouse lending fees.

o  Leasing income decreased $20.4 million and $36.5 million in the quarterly and six-month comparisons due primarily to the decrease in size of the auto lease portfolio.  Auto leases originated since February,  2003 have been classified as finance leases in the loan category rather than operating leases.

o  The increase in gain on sale of loans of $2.6 million for the second  quarter and $4.9 million for six months of 2003 is due primarily to gains  recognized
   from  the  sale  of  nonconforming   residential  mortgage  loans.  Provident
   implemented this strategy during the third quarter of 2001.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

o  Provident's  Commercial  Banking  business  line from  time to time  acquires equity  warrants  as a part of the  lending fee  structure  established  with customers.  Warrants  gains of $1.6 million were  recognized in the first six months of 2003  compared to gains of $8.2  million in the first six months of
   2002.

o  As part of its strategic repositioning,  Provident sold its Merchant Services business in the second  quarter of 2003.  This sale resulted in a gain of $19 million.

o  An increase in fees associated with investment portfolio management and other trading  related  activities was the primary reason for the increase in other income for both the three-month and six-month comparisons.

Noninterest Expense
-------------------

The following  table details the  components  of  noninterest  expense and their change for the second  quarter  and  six-month  periods  ended June 30, 2003 and
2002:

                                           Three Months Ended                  Six Months Ended
                                                  June 30,                           June 30,
                                     ------------------------------     ------------------------------
(Dollars in Thousands)                   2003       2002     Change         2003       2002     Change
------------------------------------------------------------------------------------------------------
Salaries, Wages and Benefits         $ 65,823   $ 58,730         12%    $127,807   $115,119         11%
Charges and Fees                        7,867      8,099         (3)      15,689     15,750         (0)
Occupancy                               6,464      5,950          9       12,692     11,968          6
Leasing Expense                        90,750    104,537        (13)     186,510    211,402        (12)
Equipment Expense                       6,824      5,975         14       13,773     12,182         13
Professional Services                   8,418      6,219         35       16,816     12,304         37
Minority Interest Expense               3,197        666        380        6,394        666        860
Disposition Cost of Subprime Loans      6,914          -        n/a        6,914          -        n/a
Other                                  29,816     26,461         13       61,561     53,858         14
                                     --------   --------                --------   --------
   Total Noninterest Expense         $226,073   $216,637          4     $448,156   $433,249          3
                                     ========   ========                ========   ========

Explanations for significant changes in noninterest expense by category follow:

o  Salaries,  wages and benefits increased $7.1 million and $12.7 million in the quarterly and six-month  comparisons  due primarily to increased  commissions for commercial  mortgage  banking  activities and staffing  increases in loan servicing, risk management and retail.

o  The  decrease in leasing  expense is a result of the  decrease in size of the auto lease portfolio.

o  Equipment  expense  increased due primarily to increases in depreciation  and equipment rental expense.

o  Professional  services  increased  $2.2  million  and  $4.5  million  in  the quarterly  and  six-month  comparisons  primarily as a result of increases in professional  fees associated with the restatements of operating  results and an increase in legal fees for the Commercial Banking area.

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

o  Provident sold subprime residential mortgage loans and foreclosed  properties during  the second  quarter of 2003.  Disposition  cost of $6.9  million  was recorded  from the loss on sale of other real estate and other  contingencies associated with the sale.

o  The  three  largest  expenses  within  other  noninterest   expense  for  the
   three-month  and six-month  periods were marketing  expense ($3.2 million and
   $6.1  million in 2003 and $3.7  million and $6.3  million in 2002),  expenses incurred  in the  disposal of autos  coming off lease ($3.3  million and $9.9 million in 2003 and $2.3  million  and $5.1  million in 2002) and other taxes and  insurance  ($2.7  million and $5.7  million in 2003 and $2.6 million and
   $5.2 million in 2002).

FINANCIAL CONDITION
-------------------

Short-Term Investments and Investment Securities
------------------------------------------------

Federal  funds sold and reverse  repurchase  agreements  increased  $148 million since  December  31,  2002  primarily  as a result  of the sale of the  subprime residential  mortgages  and the Merchant  Services  business  late in the second quarter.

Trading  account  securities  were $106  million and $128 million as of June 30,
2003 and December 31, 2002, respectively. Provident trades investment securities with the intention of  recognizing  short-term  profits.  These  securities  are carried at fair value with realized and unrealized  gains and losses reported in noninterest income.

Provident  had $447  million  of loans  classified  as held for sale at June 30,
2003.  This is an increase of $10 million  from the amount  reported at December
31, 2002. These loans consist of $342 million of multifamily  loans, $99 million of  nonconforming  residential  mortgage  loans  and $6  million  of  conforming residential mortgage loans. Activities related to the multifamily loans held for sale are  predominately  a part of the  operations  of Red  Capital  Group.  The multifamily  loans are either  insured by the  Federal  Housing  Association  or subject to purchase  contracts  from Fannie Mae or Freddie Mac.  These loans are usually  outstanding  for sixty days or less.  The  remainder of the  activities related to the  multifamily  loans held for sale are part of the  operations  of
Capstone  Realty  Advisors,  whose  loans are  insured  by the  Federal  Housing
Association.  Nonconforming  residential  mortgage  loans  are  being  sold on a whole-loan  basis.  This is part of an initiative  started during 2001 to reduce the risk profile of the Mortgage Banking business line.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Securities  purchased with the intention of being held for indefinite periods of
time  are  classified  as  investment   securities  available  for  sale.  These
securities  increased  $546  million  during the first six months of 2003.  U.S.
government agency  mortgage-backed  securities accounted for the majority of the increase,  as funds  obtained  from  loan  payments  and the sale of other  debt securities were deployed into investment  securities with higher credit quality, increased liquidity and an improved interest rate risk profile.

Loans and Leases
----------------

As of June 30, 2003 total loans and leases  were $8.9  billion  compared to $9.1 billion at December 31, 2002.  Provident had an additional $1.7 billion and $2.1 billion of off-balance  sheet  securitized  loans and leases as of June 30, 2003 and  December  31,  2002,  respectively.  As a result  of  earnings  volatility, management  has  re-evaluated  the  risk/reward  relationships  of  its  lending portfolio.  During the second half of 2001,  Provident  implemented a whole-loan sale strategy for its nonconforming residential loans. During the second quarter of 2003,  Provident  sold nearly all of its  portfolio  of subprime  residential mortgage  loans.  Also,  management has decided to  de-emphasize  its structured finance lending and large equipment leasing while placing a greater focus on its regional middle-market  commercial lending and middle-market  equipment leasing.
As a result of these  actions,  Provident's  lending  portfolio has a much lower
concentration  of  subprime   residential  loans,  a  higher   concentration  of
middle-market  corporate  leases,  and a lower risk profile of commercial loans.
Provident does not have a material exposure to foreign loans.

The following  table shows the  composition of the  commercial  loan category by industry type at June 30, 2003:

                                                                             Amount on
(Dollars in Millions)                                        Amount     %   Nonaccrual
--------------------------------------------------------------------------------------
Mortgage Warehousing Lines                               $    701.3    16     $    4.4
Real Estate Operators/Developers/General Contractors          522.0    12          0.4
Transportation                                                193.6     4          7.5
Retailing                                                     187.0     4          6.0
Banking and Finance                                           183.6     4         12.2
Healthcare                                                    177.2     4          1.1
Metals                                                        168.3     4         12.4
Tourism and Entertainment                                     161.4     3          0.4
Machinery and Equipment                                       149.5     3          9.3
Business Services                                             145.5     3         13.0
Automobile Dealers                                            128.7     3            -
Commercial Aviation Related (1)                               117.1     3         22.3
Construction                                                  110.9     2          3.4
Eating and Drinking Establishments                            110.6     2          1.4
Automotive Services/Parts                                      84.4     2          1.5
Financial Services                                             78.6     2          2.0
Technology                                                     66.9     2          6.3
Chemicals                                                      66.9     2            -
Other (includes 20 industry types)                          1,106.1    25         13.3
                                                         ----------   ---     --------
   Total                                                 $  4,459.6   100     $  116.9
                                                         ==========   ===     ========
(1) Includes $25 million of loans related to the commercial airline industry, and aircraft used in private, charter and corporate markets.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Mortgage  warehousing lines increased $62 million during the first six months to
$701 million.  All loans are  underwritten  to Provident  and  secondary  market standards as part of Provident's control processes related to this activity.

At June 30, 2003,  Provident  had loans and leases of $173 million to commercial airline carriers,  including $25 million of commercial loans and $148 million of finance and  operating  leases.  As the events of September  11, 2001 have had a significant  financial impact upon the airline industry and the re-sale value of aircraft,  Provident  recorded  credit  costs and other  expenses of $34 million during 2002, which were related to secured  commercial airline loans and leases.
No additional credit charges were incurred during the first half of 2003.

At June 30, 2003,  Provident had approximately  $779 million of commercial loans to borrowers who have shared  national  credit loans as compared to $802 million at December 31, 2002.  Generally,  shared  national  credit loans are loans that have a  commitment  amount of at least $20  million  and  involve  three or more supervised  financial  institutions.  In an  on-going  effort to  diversify  its portfolio,  the shared national credit loans in which Provident participates are
distributed  across  thirty-one   industry  types,  with  the  largest  industry
concentration (real estate) accounting for approximately 17% of its total shared national  credit  loans.  The real  estate  category  is  comprised  of loans to borrowers  with  different risk  characteristics,  including  single family home developers,  commercial  property  owner/operators  and commercial  realtors and property managers.  The average  outstanding balance of a shared national credit loan was $3.8 million.

The  composition of the mortgage and  construction  loan  categories by property type at June 30, 2003 follows:

                                                    Amount on
(Dollars in Millions)               Amount     %   Nonaccrual
-------------------------------------------------------------
Office/Warehouse                $    271.7    18      $   2.5
Residential Development              254.7    17          4.4
Shopping/Retail                      218.0    14            -
Apartments                           155.5    10          2.0
Health Facilities                    143.7     9            -
Land                                 100.1     6            -
Hotels/Motels                         86.0     6            -
Industrial Plants                     28.6     2            -
Other Commercial Properties          275.1    18          1.2
                                ----------   ---      -------
   Total                        $  1,533.4   100      $  10.1
                                ==========   ===      =======

As of June 30, 2003,  Provident had $1.3 billion in commercial  lease financing.
These  leases were  comprised  of $1.1  billion of small to  mid-size  equipment leases and $0.2 billion of large equipment leases.

Residential mortgage loans decreased $562 million during the first six months of
2003,  due  primarily to the sale of subprime  residential  mortgage  loans that occurred  in the  second  quarter of 2003.  Prior to the loan sale,  residential mortgage  loans had been  declining due to Provident  implementing  a whole-loan sale strategy for its nonconforming  residential loans during the second half of
2001. The loan sale, which also lowered the level of nonperforming assets, gives

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Provident  a  lower   concentration  of  residential  loans  and  allows  it  to concentrate  more of its  resources on its  strategic  initiatives  such as home equity, regional lending and mid-ticket leasing portfolios.

The following table shows the  composition of the  installment  loan category by loan type at June 30, 2003:

(Dollars in Millions)              Amount          %
----------------------------------------------------
Home Equity                    $  1,227.2         86
Indirect Installment                121.6          9
Direct Installment                   57.2          4
Other Consumer Loans                 18.2          1
                               ----------        ---
   Total                       $  1,424.2        100
                               ==========        ===

Noninterest Earning Assets
--------------------------

Leased  equipment  consists of $1.7  billion of auto leases and $0.3  billion of equipment leases.  Total leased equipment decreased $343 million, or 15%, during the first six months of 2003 due  primarily  to a  reduction  in the size of the automobile  leasing  portfolio.  This decrease is due to the amortization of the portfolio.  Also, auto leases  originated  since February 2003 are classified as direct financing leases in the loan category as Provident  changed the structure of the residual insurance it obtains on its auto leases.

Other assets  increased  $172  million,  or 23%,  during the first six months of
2003. The increase was primarily due to increases in mortgage  servicing  rights and unsettled security trades. These trades settled early in the third quarter.

Deposits
--------

Total deposits increased $1.1 billion during the first six months of 2003. Since
June 30, 2002, average core deposits have grown 9% with significant contribution coming from  commercial  deposits.  The  following  table  presents a summary of deposit types:

                                                      June 30,
                                          -----------------------------
(In Millions)                                  2003              2002
-----------------------------------------------------------------------
Noninterest Bearing Deposits              $   1,357.5        $    844.3
Interest Bearing Demand Deposits              1,253.9             610.2
Savings Deposits                              1,515.5           1,421.4
Certificates of Deposit                       6,828.9           6,516.7
                                          -----------        ----------
  Total Deposits                          $  10,955.8        $  9,392.6
                                          ===========        ==========

Borrowed Funds
--------------

Short-term  debt  decreased  $657  million  during the first six months of 2003.
Decreases in federal funds purchased and repurchase  agreements were the primary reason for the decrease in short-term debt.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Long-term  debt  decreased  $218 million,  or 6%, during the first six months of
2003 due primarily to payments on subordinated notes and secured financings.

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

Other Noninterest Earning Liabilities
-------------------------------------

Other liabilities  increased $12 million,  or 3%, during the first six months of
2003 due  primarily  to an increase  in amounts  related to  unsettled  security trades.

Transactions with Affiliates
----------------------------

Provident  has  had  certain   transactions  with  various  executive  officers,
directors  and  principal  holders of equity  securities  of  Provident  and its subsidiaries  and entities in which these  individuals are principal  owners.  A summary  of  significant  transactions  and the  indebtedness  of these  related parties may be found in Note 24 to  Provident's  2002 Annual  Report as filed on
Form 10-K.

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

                                                June 30,
                                   ------------------------------
(In Thousands)                           2003                2002
-----------------------------------------------------------------
Nonconforming Residential          $1,468,358          $2,180,772
Prime Home Equity                     163,323             245,046
Equipment Leases                       64,185             151,326
                                   ----------          ----------
                                   $1,695,866          $2,577,144
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
Components of the RISAs, based on current models, as of June 30, 2003 follow:

                                                 Nonconforming             Prime
(In Thousands)                                     Residential       Home Equity
--------------------------------------------------------------------------------
Estimated Cash Flows of Underlying Loans,
 Net of Payments to Certificate Holders            $ 149,088           $  12,093
Less:
  Estimated Credit Loss                               (4,015)                  -
  Servicing and Insurance Expense                    (22,157)             (2,464)
  Discount to Present Value                          (32,857)             (1,710)
                                                   ---------           ---------
Carrying Value of Retained Interest in
  Securitized Assets                               $  90,059 (1)       $   7,919
                                                   =========           =========
(1)The  carrying  value  for  nonconforming  residential  retained  interest  in securitized assets, net of all loss reserves, was $81.9 million.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Securitization Credit Enhancements
----------------------------------

Provident has provided for credit enhancements to its securitizations structured as sales in the form of cash,  loans and an unfunded  secured  demand note.  The credit  enhancements  are maintained at a significantly  higher balance than the
level  of  estimated   credit   losses  to  improve  the  credit  grade  of  the
securitization   and  thereby   reduce  the  rate  paid  to   investors  of  the
securitization  trust.  Provident  had reserves of $10.1  million as of June 30,
2003 to offset  future  losses.  Estimated  credit  losses are based upon credit scores,  payment  status,  collateral,  market  conditions  and other  pertinent factors.  Detail of the credit  enhancements  along with their loss reserves are provided below as of June 30, 2003:

                                Type of Credit               Value of Credit         Loss
(In Thousands)                  Enhancements                    Enhancements     Reserves
-----------------------------------------------------------------------------------------
Nonconforming Residential       Unfunded Demand Note(1)/Loans       $227,951     $  8,123
Prime Home Equity               Cash                                  26,495          753
Equipment Leases                Cash                                  28,898        1,217
                                                                    --------     --------
                                                                    $283,344     $ 10,093
                                                                    ========     ========
(1)During  the  fourth  quarter  of  2001,   Provident  reached  an  agreement  with  the
   securitization  insurer to release the cash credit  enhancement for the  nonconforming residential  loan  securitizations  and substitute an unfunded demand note backed by a
   AAA rated standby letter of credit.  Actual losses are submitted on a monthly basis to
   Provident by the trustee.  Should  Provident  fail to reimburse  the trustee for these monthly losses, the letter of credit can only be drawn upon monthly.

As discussed in "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Critical  Accounting  Policies," future period cash flow realizations  may  differ  from  current  projections  as  a  result  of  timing differences  in credit related  charge-offs in any given period.  Although these variances  may not change the  life-time  loss  assumptions,  they may result in temporary  negative cash flows and the  possibility of a charge to earnings.  To minimize the potential impact of this timing difference, Provident increased its reserves  for RISAs by $24.3  million  during  the first  half of 2003 which was offset  against other  realized  security  gains.  Management's  estimate of the present value of expected future excess cash flows above projected losses is $38 million. At June 30, 2003, management believes the current carrying value of the
RISA asset is properly stated.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Securitization Credit Risk
--------------------------

The  following  table  presents a summary of  various  indicators  of the credit quality of off-balance  sheet securitized loans and leases as of and for the six months ended June 30, 2003:

                                          Nonconforming     Prime Home       Equipment
(Dollars in Thousands)                      Residential         Equity          Leases
--------------------------------------------------------------------------------------
For the Six Months Ended June 30, 2003:
 Average Securitized Assets                 $1,621,796      $  178,312      $   79,734
 Net Charge-Offs                                48,661             606           3,035
 Net Charge-Offs to Average
  Securitized Assets (Annualized)                 6.00%           0.68%           7.61%
As of June 30, 2003:
 Securitized Assets                         $1,468,358      $  163,323      $   64,185
 Established Contingent Loss Liability          12,138             753           1,217
 Delinquency Rates:
  30 to 89 Days                                  12.06%           0.37%           1.06%
  90 or More                                     23.91%           0.97%           0.69%

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

Red  Mortgage  services  multifamily  mortgage  loans under the DUS program with outstanding  principal  balances  aggregating  $3.4 billion at June 30, 2003. At
June 30, 2003,  two DUS loans  totaling  $18.5  million in Red  Mortgage's  loan servicing  portfolio were in default.  Red Mortgage has established  reserves of
$9.8 million for possible  losses under this program.  The reserve is determined by evaluating  pools of  homogeneous loans and includes  information  based upon industry  and  historical  loss  experience,  as well as each  project's  recent operating performance.  Management believes the reserve is maintained at a level that adequately provides for the inherent losses within Red Mortgage's portfolio of DUS loans.  The employees and management team of Red Mortgage have originated and serviced the existing  Fannie Mae DUS loan  servicing  portfolio  since 1995 without any charge-offs relating to the DUS loans.

DERIVATIVE AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
------------------------------------------------------

In the normal course of business,  Provident  uses  derivative  and  off-balance sheet  financial  instruments  to manage its interest  rate risk and to meet the financing needs of its customers.  At June 30, 2003, these financial instruments consisted of letters of credit of $263 million,  commitments to extend credit of
$4.0 billion,  and interest  rate swaps and caps with a notional  amount of $6.4 billion and $5.3 billion, respectively.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

In order to  mitigate  credit risk  within the auto lease  portfolio,  Provident entered into credit risk transfer  arrangements  during 2001 and 2000. Under the
2001  transaction,  Provident  transferred 97 1/2% of the credit risk on an auto lease portfolio,  while retaining a 2 1/2% first-loss  position.  Under the 2000 transaction,  Provident  transferred  98% of the  credit  risk on an auto  lease portfolio,  while  retaining  a 2%  first-loss  position.  As a result  of these transactions,  Provident  was able to lower  its  credit  concentration  in auto leasing while reducing its regulatory capital requirements. As of June 30, 2003, the remaining unpaid auto lease balances on the 2001 and 2000  transactions were
$0.5 billion and $0.8 billion, respectively.

Capital Resources and Adequacy
------------------------------

Total  shareholders'  equity at June 30, 2003 was $891 million  compared to $880 million at December 31, 2002. The change in the equity balance relates primarily to net income  exceeding  dividends by $14.7 million,  an increase in the market value of cash flow hedging  instruments of $19.6 million (net of deferred taxes)
and a decrease in the market value of  investment  securities  of $24.9  million
(net of deferred taxes).

Capital expenditures planned by Provident in 2003 for premises and equipment are currently estimated to be approximately $30 million. Included in this amount are projected capital  expenditures for the purchase of data processing hardware and software, branch additions,  renovations and enhancements,  facility renovations and ATMs. Through June 30, 2003, approximately $12 million of these expenditures had been made.

The following table of ratios is important for an analysis of capital adequacy:

                                                  Six Months Ended           Year Ended
                                                     June 30, 2003    December 31, 2002
                                                  -------------------------------------
Average Shareholders' Equity to Average Assets                5.03%                5.12%
Average Tangible Shareholders' Equity to
  Average Tangible Assets                                     4.51                 4.55
Period End Shareholders' Equity to
  Period End Assets                                           5.01                 5.02
Period End Tangible Shareholders' Equity to
  Period End Tangible Assets                                  4.49                 4.49
Dividend Payout to Net Earnings                              62.21                50.64
Tier 1 Capital to Risk-Weighted Assets                        9.84                 9.40
Total Risk-Based Capital To Risk-Weighted Assets             11.77                11.42
Tier 1 Leverage Ratio                                         7.62                 7.81

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
As  of  June  30,  2003,  both  Provident  and  the  Bank  were  categorized  as well-capitalized for regulatory purposes.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY
---------

Adequate  liquidity  is  necessary  to meet  the  borrowing  needs  and  deposit withdrawal  requirements  of customers as well as to satisfy  liabilities,  fund operations,  support asset growth and pay dividends to shareholders.  Management forecasts that the largest  liquidity needs for the next twelve months will come
from  growth  in  the  lending  portfolio,   maturing  of  retail  and  brokered
certificates  of deposit,  and scheduled  principal  payments on long-term debt.
Provident  has a variety  of sources to meet  these  liquidity  demands.  First, management expects to issue new certificates of deposit along with renewing many of its maturing certificates of deposit.  Management also projects growth within retail  transactional  deposits  and a  decrease  in the size of the  investment securities  portfolio.  Additional sources of liquidity include the availability to borrow both short-term and long-term funds.

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

The major source of liquidity for Provident on a parent-only  basis is dividends paid to it by its  subsidiaries.  Pursuant to Federal  Reserve and state banking regulations,  the maximum  amount  available  for dividend  distribution  to the
Parent  at June 30,  2003 by its  banking  subsidiary  was  approximately  $56.1 million.  The Parent has  received  $30  million in  dividends  from its banking subsidiary  during the current  year.  During 2001,  higher  credit costs had an unfavorable impact on net income. While credit costs have declined substantially in 2002  and  2003,  if  these  costs  were to rise  again,  this  could  impact
Provident's ability to maintain the payment of its quarterly dividend at current rates.

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

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

However,  quotes are generally not available for assets  retained,  so Provident estimates the fair value based on key assumptions,  including prepayment speeds, credit losses,  forward yield curves,  and discount rates  commensurate with the risks involved.

Provident  monitors the valuation of the RISAs on a monthly basis. The valuation centers  primarily  around two estimates:  total life-time credit losses and the constant  prepayment  rate (CPR).  During 2002 and 2003,  both of these  factors trended upward which had an unfavorable impact on the nonconforming  residential
RISA valuation.  Additionally,  the CPR was impacted by management's decision to accelerate the liquidation of other real estate  associated with the securitized nonconforming  residential  portfolio.  Provident models a CPR range from 26% to
35% with the actual  CPR  currently  running  at 31.5%.  If the CPR stays at its current level, management estimates that there would be sufficient cash flows to absorb  lifetime  losses  up to 6.4%.  If the CPR rises to 35%,  there  would be sufficient cash flows to absorb lifetime losses up to 6.1%.  Cumulative incurred losses  through June 30, 2003 are 4.5%,  with estimated  total  lifetime  losses expected to be 5.7%. On a worst case basis,  management currently estimates that lifetime  losses  should not exceed  6.1%  assuming  real estate  values  remain relatively stable. From an earnings sensitivity  standpoint,  above certain loss thresholds,  5 basis  points  in losses  represent  a $1.8  million  unfavorable after-tax  impact.  Should both the  estimated  life-time  credit losses and CPR continue to rise,  impairment of the RISA value could occur.  Future period cash flow  realizations  may differ from  current  projections  as a result of timing differences  in credit related  charge-offs in any given period.  Although these variances  may not change the  life-time  loss  assumptions,  they may result in temporary  negative cash flows and the  possibility of a charge to earnings.  At
June 30, 2003,  management believes the current carrying value of the RISA asset is properly stated.

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

Provident  uses an  earnings  simulation  model to analyze net  interest  income sensitivity to movements in interest  rates.  The model  evaluates the effect of changes in interest  rates on net interest  income by running  various  interest rate scenarios up and down from a flat rate  scenario.  As a basis for strategic interest rate risk management,  the ALCO group periodically  analyzes the impact of additional  interest rate scenarios on net interest income in addition to the standard  scenarios  used for  policy  measurement.  These  rate  scenarios  are established by ALCO and incorporate changes to the slope of the yield curve. The balance sheet  assumptions,  including loan growth,  funding mix, and prepayment speeds  primarily  on mortgage  related  products,  are  adjusted  for each rate scenario.  Market-based  prepayment  speeds are incorporated  into the analysis, particularly  for mortgage  related  products,  including  investment  portfolio securities. Faster prepayments during low interest rate environments such as the current levels negatively impact interest rate margins due to lower reinvestment yields.

Provident's  policy limit  stipulates  that the negative  impact on net interest income from a +/-200 basis points,  12 month gradual parallel ramp rate scenario as compared to the flat rate scenario  cannot exceed 10 percent over the next 12 month period.  These tests are performed on a monthly basis, and the results are presented  to the Board of  Directors.  Based on the  results of the  simulation model,  net interest income would change by the following over the next 12-month period: decrease 1.82% for a 100 basis point decrease;  increase 0.47% for a 100 basis point increase;  and decrease 0.19% for a 200 basis point increase. Due to the current interest rate environment, nothing beyond a 100 basis point decrease was simulated.

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

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

All transaction  accounts are regularly analyzed for embedded market risk. These accounts are evaluated with respect to their repricing  characteristics  as well
as  their  expected  average  lives.   ALCO  actively  monitors  the  behavioral
characteristics  of these  products.  Managed account rates adjust slower and at smaller  increments  than short-term  rates due to the competitive  environment.
During the current low rate environment, such price rigidities negatively impact interest rate margins in the short run; however, the long-term profitability and liquidity characteristics of these accounts are very attractive.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

An evaluation was performed under the supervision and with the  participation of management,  including the principal  executive and financial  officers,  of the effectiveness of the design and operation of Provident's disclosure controls and procedures as of June 30, 2003. Based on that evaluation,  management, including the principal  executive  and financial  officers,  concluded  that  Provident's disclosure controls and procedures were effective with no significant weaknesses noted.  There has been no change in Provident's  internal control over financial reporting that occurred during Provident's  quarter ended June 30, 2003 that has materially affected,  or is reasonably likely to materially affect,  Provident's internal control over financial reporting.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Registrant's  annual meeting of shareholders was held on June 19, 2003.  Proxies were solicited  pursuant to Regulation 14 under the  Securities  Exchange Act of
1934 and the following matters were voted on and approved by the shareholders as indicated below.

                                                            Votes          Votes
                                                              For       Withheld
                                                       -------------------------
Election of the following directors:
 (a) Jack M. Cook                                      41,782,348      2,026,563
 (b) Thomas D. Grote, Jr.                              41,562,597      2,246,314
 (c) Robert L. Hoverson                                39,359,171      4,449,740
 (d) Joseph A. Pedoto                                  41,725,529      2,083,382
 (e) Sidney A. Peerless                                41,127,498      2,681,413
 (f) Joseph A. Steger                                  41,762,927      2,045,984

                                                    Votes       Votes
                                                      For     Against  Abstained
                                               ---------------------------------
Increase in shares authorized under
 Provident's 1997 Stock Option Plan from
 7,000,000 shares to 8,000,000 shares          39,267,011   4,274,219    267,681

Approval of Ernst & Young LLP as
 Provident's independent public
 accountants for 2003                          41,905,194   1,773,914    129,803

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

 (a) Exhibits filed:

     Exhibit 31.1 - Section 302 of the Sarbanes-Oxley Act of 2002,
      Certification of Principal Executive Officer
     Exhibit 31.2 - Section 302 of the Sarbanes-Oxley Act of 2002,
      Certification of Principal Financial Officer
     Exhibit 32.1 - Section 906 of the Sarbanes-Oxley Act of 2002,
      Certification of Principal Executive Officer
     Exhibit 32.2 - Section 906 of the Sarbanes-Oxley Act of 2002,
      Certification of Principal Financial Officer

 (b) Reports on Form 8-K:

     Form 8-K (Item 9) filed on April 15, 2003.
     Form 8-K (Items 7 and 9) filed on April 18, 2003.
     Form 8-K (Items 7 and 9) filed on April 30, 2003.
     Form 8-K (Items 7 and 9) filed on June 11, 2003.
     Form 8-K (Items 7 and 9) filed on July 10, 2003.
     Form 8-K (Items 7 and 9) filed on July 16, 2003.
     Form 8-K (Items 7 and 9) filed on July 17, 2003.

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

                                             Provident Financial Group, Inc.
                                             -------------------------------
                                                        Registrant

Date: August 14, 2003                          /s/Christopher J. Carey
                                               -----------------------
                                               Christopher J. Carey
                                               Executive Vice President and
                                               Chief Financial Officer

