Form 10-Q
period 2003-09-30
PROVIDENT FINANCIAL GROUP INC
filed 2003-11-14
CIK 316770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	Commission File
September 30, 2003	No. 1-8019

PROVIDENT FINANCIAL GROUP, INC.

Incorporated under	IRS Employer I.D.
the Laws of Ohio	No. 31-0982792

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, without par value, outstanding at October 31, 2003 is 48,895,784.

Please address all correspondence to:

Christopher J. Carey
Executive Vice President and Chief Financial Officer
Provident Financial Group, Inc.
One East Fourth Street
Cincinnati, Ohio 45202

(1)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(2)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Cash and Due from Banks	$ 288,176	$ 351,994
Federal Funds Sold and Reverse Repurchase Agreements	341,833	188,925
Trading Account Securities	142,660	127,848
Loans Held for Sale	494,804	436,884
Investment Securities Available for Sale
(amortized cost - $4,758,704 and $4,158,511)	4,731,323	4,215,238
Loans and Leases (Net of Unearned Income):
Corporate Lending:
Commercial	4,288,451	4,482,373
Mortgage	992,619	960,636
Construction	504,071	510,331
Lease Financing	1,304,659	1,273,901
Consumer Lending:
Installment	1,573,782	1,306,761
Residential	26,812	599,793
Lease Financing	320,866	-

Total Loans and Leases	9,011,260	9,133,795
Reserve for Loan and Lease Losses	(184,160)	(201,051)

Net Loans and Leases	8,827,100	8,932,744
Leased Equipment	1,825,721	2,350,356
Premises and Equipment	99,561	101,513
Goodwill	84,269	82,651
Other Assets	772,186	751,856

TOTAL ASSETS	$ 17,607,633	$ 17,540,009

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest Bearing	$ 1,412,183	$ 1,141,990
Interest Bearing	9,359,919	8,706,989

Total Deposits	10,772,102	9,848,979
Short-Term Debt	1,403,012	1,925,005
Long-Term Debt	3,476,460	3,842,657
Guaranteed Preferred Beneficial Interests in
Company's Junior Subordinated Debentures	451,389	451,074
Minority Interest	160,966	160,966
Accrued Interest and Other Liabilities	451,294	430,957

Total Liabilities	16,715,223	16,659,638
Shareholders' Equity:
Preferred Stock, 5,000,000 Shares Authorized,
Series D, 70,272 Issued	7,000	7,000
Common Stock, No Par Value, 110,000,000 Shares
Authorized, 48,884,612 and 48,760,462 Issued	14,492	14,454
Capital Surplus	301,737	298,025
Retained Earnings	634,018	604,013
Accumulated Other Comprehensive Loss, Net	(64,837)	(43,121)

Total Shareholders' Equity	892,410	880,371

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 17,607,633	$ 17,540,009

See notes to consolidated financial statements.

(3)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2003	2002	2003	2002
Interest Income:
Interest and Fees on Loans and Leases	$129,923	$149,743	$412,542	$453,445
Interest on Investment Securities	43,025	52,401	142,952	162,589
Other Interest Income	9,838	6,106	27,287	16,963

Total Interest Income	182,786	208,250	582,781	632,997
Interest Expense:
Interest on Deposits:
Savings and Demand Deposits	10,936	10,405	31,883	28,226
Time Deposits	43,169	54,664	136,866	171,871

Total Interest on Deposits	54,105	65,069	168,749	200,097
Interest on Short-Term Debt	7,542	7,543	23,875	25,784
Interest on Long-Term Debt	42,525	52,012	134,794	154,379
Interest on Junior Subordinated Debentures	4,491	5,999	13,787	18,087

Total Interest Expense	108,663	130,623	341,205	398,347

Net Interest Income	74,123	77,626	241,576	234,649
Provision for Loan and Lease Losses	11,919	23,532	80,909	81,312

Net Interest Income After Provision
for Loan and Lease Losses	62,204	54,094	160,667	153,337
Noninterest Income:
Service Charges on Deposit Accounts	12,933	11,681	37,656	33,045
Loan Servicing Fees	6,925	9,018	27,013	25,430
Commercial Mortgage Banking Revenue	10,095	5,365	31,241	17,132
Other Service Charges and Fees	13,520	10,744	38,177	32,664
Leasing Income	127,011	150,135	398,110	457,780
Cash Gains on Sale of Loans	4,553	5,001	16,619	12,135
Warrant Gains	-	-	1,636	8,186
Net Security Gains	5,077	633	7,435	1,287
Net Gain on Merchant Services Business	-	-	19,000	-
Other	6,176	5,820	17,330	13,546

Total Noninterest Income	186,290	198,397	594,217	601,205
Noninterest Expense:
Salaries, Wages and Benefits	60,737	57,141	188,544	172,260
Charges and Fees	7,404	7,029	23,093	22,779
Occupancy	6,224	5,861	18,916	17,829
Leasing Expense	86,077	102,690	272,587	314,092
Equipment Expense	6,398	5,680	20,171	17,862
Professional Services	7,906	6,007	24,722	18,311
Minority Interest Expense	3,197	3,223	9,591	3,889
Disposition Cost of Subprime Loans	-	-	6,914	-
Other	30,167	28,448	91,728	82,306

Total Noninterest Expense	208,110	216,079	656,266	649,328

Income Before Income Taxes	40,384	36,412	98,618	105,214
Applicable Income Taxes	12,923	12,376	32,140	36,392

Net Income	$27,461	$24,036	$66,478	$68,822

Per Common Share:
Basic Earnings Per Share	$0.56	$0.49	$1.35	$1.39
Diluted Earnings Per Share	0.54	0.47	1.31	1.36
Cash Dividends Paid	0.24	0.24	0.72	0.72

See notes to consolidated financial statements.

(4)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(In Thousands)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total
Balance at January 1, 2002	$7,000	$14,587	$322,024	$556,918	$(98,696)	$801,833
Net Income				68,822		68,822
Other Comprehensive Income,
Net of Tax:
Change in Unrealized
Gains (Losses) on:
Hedging Instruments					(3,873)	(3,873)
Marketable Securities					48,212	48,212

Total Comprehensive Income						113,161
Dividends Paid on:
Preferred Stock				(712)		(712)
Common Stock				(35,496)		(35,496)
Exercise of Stock Options and
Accompanying Tax Benefits		54	3,190			3,244
Benefit Plan Assets in
Provident Stock		(232)	(19,540)			(19,772)
Costs Associated with issuance
of PRIDES Securities			(6,919)			(6,919)
Other			(24)			(24)

Balance at September 30, 2002	$7,000	$14,409	$298,731	$589,532	$(54,357)	$855,315

Balance at January 1, 2003	$7,000	$14,454	$298,025	$604,013	$(43,121)	$880,371
Net Income				66,478		66,478
Other Comprehensive Income,
Net of Tax:
Change in Unrealized
Gains (Losses) on:
Hedging Instruments					32,944	32,944
Marketable Securities					(54,660)	(54,660)

Total Comprehensive Income						44,762
Dividends Paid on:
Preferred Stock				(712)		(712)
Common Stock				(35,713)		(35,713)
Exercise of Stock Options and
Accompanying Tax Benefits		53	3,907			3,960
Stock Options - Expensed			890			890
Benefit Plan Assets in
Provident Stock		(15)	(1,085)	(48)		(1,148)

Balance at September 30, 2003	$7,000	$14,492	$301,737	$634,018	$(64,837)	$892,410

See notes to consolidated financial statements.

(5)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2003	2002
Operating Activities:
Net Income	$66,478	$68,822
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for Loan and Lease Losses	80,909	81,312
Other Amortization and Accretion	55,325	15,282
Depreciation of Leased Equipment	285,383	311,559
Depreciation of Premises and Equipment	17,921	15,901
Impairment Charge on Mortgage Servicing Assets	4,087	-
Tax Benefit Received from Exercise of Stock Options	1,082	844
Expensing of Stock Option Grants	890	-
Realized Investment Security Gains	(7,435)	(1,287)
Proceeds from Sale of Loans Held for Sale	3,163,268	2,175,191
Origination of Loans Held for Sale	(3,210,598)	(2,136,513)
Realized Gains on Loans Held for Sale	(10,590)	(10,345)
Increase in Trading Account Securities	(14,812)	(88,702)
(Increase) Decrease in Interest Receivable	(6,066)	306
(Increase) Decrease in Other Assets	(85,806)	16,532
Decrease in Interest Payable	(3,704)	(1,337)
Increase in Other Liabilities	70,867	18,053

Net Cash Provided By Operating Activities	407,199	465,618

Investing Activities:
Investment Securities Available for Sale:
Proceeds from Sales	2,441,696	1,022,535
Proceeds from Maturities and Prepayments	1,510,504	818,741
Purchases	(4,420,790)	(2,411,298)
(Increase) Decrease in Loans and Leases	24,316	(164,053)
(Increase) Decrease in Operating Lease Equipment	239,252	(58,132)
Increase in Premises and Equipment	(15,969)	(13,819)

Net Cash Used In Investing Activities	(220,991)	(806,026)

Financing Activities:
Increase in Deposits	940,755	262,023
Increase (Decrease) in Short-Term Debt	(594,757)	1,406
Principal Payments on Long-Term Debt	(410,254)	(213,644)
Proceeds From Issuance of Long-Term Debt	685	106,826
Proceeds From Issuance of Minority Interest,
Net of Transaction Costs	-	163,337
Cash Dividends Paid	(36,425)	(36,208)
Proceeds from Exercise of Stock Options	2,878	2,400
Net Decrease in Other Equity Items	-	(24)

Net Cash Provided By (Used In) Financing Activities	(97,118)	286,116

Increase (Decrease) in Cash and Cash Equivalents	89,090	(54,292)
Cash and Cash Equivalents at Beginning of Period	540,919	501,223

Cash and Cash Equivalents at End of Period	$630,009	$446,931

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$344,908	$349,817
Income Taxes	2,000	5,000
Non-Cash Activity:
Transfer of Loans and Leases to
Other Nonperforming Assets	18,779	22,509

See notes to consolidated financial statements.

(6)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, the results of operations, changes in shareholders’ equity and cash flows for the periods presented. These financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission pertaining to Form 10-Q and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

In January 2003, the Financial Accounting Standard Board (FASB) issued Interpretation No. 46 (FIN 46). FIN 46 provides guidance as to consolidation by business enterprises where ownership interests in an entity may vary over time or, in many cases, consolidation of special purpose entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and for periods ending after December 15, 2003 for variable interest entities created prior to February 1, 2003. For further discussion of FIN 46, see “Note 2. Recent Accounting Pronouncements”.

Certain reclassifications have been made to conform to the current year presentation. These reclassifications had no effect on net income.

The financial statements and notes thereto appearing in Provident’s 2002 annual report on Form 10-K, which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements.

(7)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. FIN 46, which is an interpretation of Accounting Research Bulletin No. 51 (ARB 51), “Consolidated Financial Statements,” addresses consolidation by business enterprises where ownership interests in an entity may vary over time or, in many cases, consolidation of special-purpose entities (SPEs). To be consolidated for financial reporting, these entities must have certain characteristics. ARB 51 requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. An enterprise that holds significant variable interests in such an entity, but is not the primary beneficiary, is required to disclose certain information regarding its interests in that entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It also applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. Subsequently, FASB Staff Position FIN 46-6 was issued deferring the effective date for applying the provisions of FIN 46 to interests held in certain variable interest entities until the end of the first interim or annual period ending after December 15, 2003. As the securitization of its nonconforming residential, prime home equities and equipment leases involve the use of qualified special purpose entities as defined by Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” which is excluded from FIN 46, these securitization entities will continue to be excluded from consolidation.

Provident holds various investments and is involved with various entities that, for purposes of FIN 46, are being evaluated to determine whether consolidation or further disclosure as a significant interest holder is required. Such interests subject to evaluation include low-income housing partnerships, equity funds, direct investments of equity securities and trust preferred securities. The adoption of FIN 46 is not expected to have a material impact on Provident’s results of operations or financial condition.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133 “Accounting for Derivative Instruments and Hedging Activities.” Statement 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. However, the provisions of Statement 149 that merely represent the codification of previous Derivatives Implementation Group decisions are already effective and should continue to be applied in accordance with their prior respective effective dates. The adoption of Statement 149 did not have a material impact on Provident’s results of operations or financial condition.

(8)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2003, FASB issued Statement 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement is not permitted. The adoption of Statement 150 did not have a material impact on Provident’s results of operations or financial condition.

NOTE 3. EARNINGS PER SHARE

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

Stock options to purchase approximately 4.5 million and 3.7 million shares of Common Stock were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was not in-the-money and, therefore, the effect would be anti-dilutive. The PRIDES units were not included in the computation of diluted earnings per share as these instruments had no dilutive impact.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2003	2002	2003	2002
Basic:
Net Income	$27,461	$24,036	$66,478	$68,822
Less Preferred Stock Dividends	(237)	(237)	(712)	(712)

Income Available to Common Shareholders	27,224	23,799	65,766	68,110
Weighted-Average Common Shares Outstanding	48,830	48,616	48,792	48,828

Basic Earnings Per Share	$0.56	$0.49	$1.35	$1.39

Diluted:
Net Income	$27,461	$24,036	$66,478	$68,822
Weighted-Average Common Shares Outstanding	48,830	48,616	48,792	48,828
Benefit Plans Common Shares	718	652	703	437
Assumed Conversion of:
Convertible Preferred Stock	988	988	988	988
Dilutive Stock Options	349	471	290	491

Dilutive Potential Common Shares	50,885	50,727	50,773	50,744

Diluted Earnings Per Share	$0.54	$0.47	$1.31	$1.36

(9)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

Wholly-owned subsidiary trusts of Provident have issued $462.5 million of preferred securities and, in turn, purchased $462.5 million of newly-authorized Provident junior subordinated debentures. The debentures provide interest and principal payments to fund the trusts’ obligations. Provident fully and unconditionally guarantees the preferred securities. Approximately $373 million of the preferred securities qualify as Tier 1 capital and the remainder qualifies as Tier 2 capital for bank regulatory purposes. The sole assets of the trusts are the debentures. The junior subordinated debentures consisted of the following at September 30, 2003:

(Dollars in Thousands)	Stated Rate	Effective Rate (1)	Maturity Date	Amount
November 1996 Issuance	8.60%	8.66%	12/01/26	$99,034
June 1999 Issuance	8.75%	2.44%	06/30/29	121,620
November 2000 Issuance	10.25%	3.81%	12/31/30	109,344
March 2001 Issuance	9.45%	4.09%	03/30/31	121,391

Total				$451,389

(1)

  Effective rate reflects interest rate after adjustment for notes issued at discount or premium, capitalized fees associated with the issuance of the debt and interest rate swap agreements entered to alter the payment characteristics.

NOTE 5. COMPREHENSIVE INCOME

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

(10)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
(In Thousands)	2003	2002
Accumulated Unrealized Gains/(Losses) on Securities Available
for Sale at January 1, Net of Tax	$36,809	$(15,953)
Net Unrealized Gains/(Losses) for the Period, Net of Tax
Expense/(Benefit) of $(16,458) in 2003 and $26,411 in 2002	(30,565)	49,049
Reclassification Adjustment for Gains Included in Net Income,
Net of Tax Expense of $12,975 in 2003 and $450 in 2002	(24,095)	(837)

Effect on Other Comprehensive Income/(Loss) for the Year	(54,660)	48,212

Accumulated Unrealized Gains on Securities Available
for Sale at September 30, Net of Tax	$(17,851)	$32,259

Accumulated Unrealized Losses on Derivatives Used in Cash
Flow Hedging Relationships at January 1, Net of Tax	$(79,930)	$(82,743)
Net Unrealized Gains/(Losses) for the Period, Net of Tax
Expense/(Benefit) of $8,880 in 2003 and $(18,475) in 2002	16,491	(34,310)
Reclassification Adjustment for Losses Included in Net Income,
Net of Tax Benefit of $8,859 in 2003 and $16,389 in 2002	16,453	30,437

Effect on Other Comprehensive Income/(Loss) for the Year	32,944	(3,873)

Accumulated Unrealized Losses on Derivatives Used in Cash
Flow Hedging Relationships at September 30, Net of Tax	$(46,986)	$(86,616)

Accumulated Other Comprehensive Loss at January 1, Net of Tax	$(43,121)	$(98,696)
Other Comprehensive Income/(Loss), Net of Tax	(21,716)	44,339

Accumulated Other Comprehensive Loss at September 30, Net of T	$(64,837)	$(54,357)

NOTE 6. LINE OF BUSINESS REPORTING

Provident’s three major business lines, referred to as Commercial Banking, Retail Banking and Mortgage Banking, are based on the products and services offered. Commercial Banking offers a broad range of commercial lending and financial products and services to corporate businesses. Retail Banking provides consumer lending, deposit accounts, trust, brokerage and investment products and services to consumers and small businesses. Mortgage Banking offers conforming and nonconforming residential mortgage loans to consumers, and also provides fee-based loan processing, loan warehousing and servicing for third party originators.

Financial results are determined based on an assignment of balance sheet and income statement items to each business line. Equity allocations are made based on various risk measurements of the business line. A matched funded transfer pricing process is used to allocate interest income and expense among the business lines. Provision for loan and lease losses is charged to each business line based on its level of net charge-offs and the size and risk of its lending portfolio. Activity-based costing is used to allocate expenses for centrally provided services.

Condensed income statements and total assets are provided below for Provident’s three major lines of business for the three-month and nine-month periods ended September 30, 2003 and 2002. Corporate Center represents income and expenses not allocated to the major business lines operational activities, and gain/loss on the sale of investment securities.

(11)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions)	Commercial Banking	Retail Banking	Mortgage Banking	Corporate Center	Total
Three Months Ended September 30 2003:
Net Interest Income	$44.5	$16.0	$13.6	$-	$74.1
Provision for Loan Losses	(9.9)	(2.6)	0.6	-	(11.9)
Noninterest Income	46.5	125.5	9.2	5.1	186.3
Noninterest Expense	(59.2)	(127.4)	(21.5)	-	(208.1)
Income Taxes	(7.0)	(3.7)	(0.6)	(1.6)	(12.9)

Net Income	$14.9	$7.8	$1.3	$3.5	$27.5

Three Months Ended September 30 2002:
Net Interest Income	$55.2	$6.8	$15.6	$-	$77.6
Provision for Loan Losses	(16.8)	(2.1)	(4.6)	-	(23.5)
Noninterest Income	34.9	151.0	11.9	0.6	198.4
Noninterest Expense	(51.9)	(146.8)	(17.4)	-	(216.1)
Income Taxes	(7.3)	(3.0)	(1.9)	(0.2)	(12.4)

Net Income	$14.1	$5.9	$3.6	$0.4	$24.0

Nine Months Ended September 30 2003:
Net Interest Income	$145.5	$45.8	$50.3	$-	$241.6
Provision for Loan Losses	(30.6)	(7.6)	(9.5)	(33.2)	(80.9)
Noninterest Income	133.7	400.4	33.7	26.4	594.2
Noninterest Expense	(177.7)	(408.1)	(63.6)	(6.9)	(656.3)
Income Taxes	(23.2)	(9.9)	(3.6)	4.6	(32.1)

Net Income	$47.7	$20.6	$7.3	$(9.1)	$66.5

Total Assets	$7,462	$4,776	$956	$4,414	$17,608

Nine Months Ended September 30 2002:
Net Interest Income	$165.9	$21.7	$47.0	$-	$234.6
Provision for Loan Losses	(48.8)	(9.7)	(13.8)	(9.0)	(81.3)
Noninterest Income	109.0	455.0	27.7	9.5	601.2
Noninterest Expense	(156.1)	(441.8)	(51.4)	-	(649.3)
Income Taxes	(24.1)	(8.8)	(3.3)	(0.2)	(36.4)

Net Income	$45.9	$16.4	$6.2	$0.3	$68.8

Total Assets	$7,324	$4,731	$1,561	$3,481	$17,097

NOTE 7. LEASING

Provident originates leases which are classified as either finance leases or operating leases, based on the terms of the lease arrangement. When a lease is classified as a finance lease, the future lease payments, net of unearned income, and the estimated residual value of the leased property at the end of the lease term are recorded as an asset under Loans and Leases. The amortization of the unearned income is recorded as interest income. When a lease is classified as an operating lease, the cost of the leased property, net of depreciation, is recorded as Leased Equipment. Rental income is recorded as noninterest income while the depreciation on the leased property is recorded as noninterest expense. At the expiration of a lease, the property is sold or another lease agreement is initiated.

Lease Financing: Corporate lease financing includes the leasing of transportation, manufacturing, construction, communication, data processing and office equipment. Consumer lease financing is the leasing of automobiles. Automobile leases originated since February 1, 2003 are classified as finance leases while those originated prior to that date are classified as operating leases. The change in classification of the auto leases is the result of an alteration in the structure of residual insurance that Provident obtains on its auto leases.

(12)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net investment in lease financing at September 30, 2003 were as follows:

	Corporate Lease Financing			Consumer Lease
(In Thousands)	Mid-Ticket	Large-Ticket	Total	Financing
Rentals Receivable	$1,202,468	$161,489	$1,363,957	$238,897
Estimated Residual Values	39,634	112,060	151,694	122,583

	1,242,102	273,549	1,515,651	361,480
Less: Unearned Income	(156,536)	(54,456)	(210,992)	(40,614)

Net Carrying Value	$1,085,566	$219,093	$1,304,659	$320,866

Leased Equipment: Leased equipment are assets which are subject to operating leases. Operating leases are comprised of transportation equipment, manufacturing equipment, data processing and office equipment to corporate clients and automobiles to consumers.

Provident has entered into sale-leaseback transactions utilizing its auto leases. At September 30, 2003, approximately $1.1 billion of outstanding auto leases, which represent assets under capital leases, were utilized in these transactions.

A summary of leased equipment at September 30, 2003 follows:

	Corporate Leased Equipment		Consumer Leased	Total Leased
(In Thousands)	Mid-Ticket	Large-Ticket	Equipment	Equipment
Cost	$170,227	$205,481	$2,368,321	$2,744,029
Accumulated Depreciation	(47,588)	(59,934)	(810,786)	(918,308)

Net Carrying Value	$122,639	$145,547	$1,557,535	$1,825,721

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Provident adopted the provisions of Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, on January 1 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with Statement 142. Other intangible assets deemed to have limited lives continue to be amortized over their useful lives. Management performed an impairment test on its goodwill assets as of January 1, 2003 and determined that no impairment existed as of that date.

(13)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of goodwill by business line for the nine months ended September 30, 2003 and 2002, are as follows:

(In Thousands)	Commercial Banking	Retail Banking	Total
Balance at January 1, 2002	$39,825	$40,824	$80,649
Goodwill Acquired During the Year	-	189	189
Goodwill Recorded as a Result of Contingent
Consideration being Recognized	1,594	219	1,813

Balance at September 30, 2002	$41,419	$41,232	$82,651

Balance at January 1, 2003	$41,419	$41,232	$82,651
Goodwill Recorded as a Result of Contingent
Consideration being Recognized	1,328	290	1,618

Balance at September 30, 2003	$42,747	$41,522	$84,269

As all of Provident’s other intangible assets have been determined to have limited lives, these assets have continued to be amortized as in the past. Intangible assets, along with accumulated amortization, is provided below:

(In Thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Non-Contractual Customer Relationships	$21,997	$12,125	$9,872
Purchased Core Deposits	1,429	1,340	89

Balance at September 30, 2003	$23,426	$13,465	$9,961

The estimated amortization of intangible assets for the next five years is $1.2 million for the remainder of 2003; $4.4 million for 2004; $3.1 million for 2005; $0.7 million for 2006; and $0.2 million for 2007.

NOTE 9. MORTGAGE SERVICING ASSETS

Provident recognizes the rights to service mortgage loans it does not own but services for others within Other Assets of its Balance Sheets. Mortgage servicing assets may be recognized (1) when mortgage loans are sold with servicing retained or (2) when mortgage loan servicing is purchased. When mortgage loans are sold with servicing retained, the carrying value of the loans is allocated between the loans sold and servicing assets retained based on the relative fair values of each. Mortgage servicing assets, when purchased, are initially recorded at cost. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Mortgage servicing assets are evaluated quarterly for impairment based on the fair value of those assets, using a disaggregated approach. The fair value of the mortgage servicing assets is determined by estimating the present value of future net cash flows, taking into consideration loan prepayments speeds, discount rates, servicing costs and other economic factors. The mortgage loan prepayment rate is the most significant factor driving the value of mortgage net servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.

(14)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the net carrying value of mortgage servicing assets follows:

	Nine Months Ended September 30
(In Thousands)	2003	2002
Mortgage Servicing Assets:
Balance at Beginning of Period	$111,690	$84,267
Additions	62,998	36,004
Amortization	(24,100)	(12,608)

Balance at End of Period	$150,588	$107,663

Valuation Allowance:
Balance at Beginning of Period	$-	$-
Impairment Charges	(4,087)	-

Balance at End of Period	$(4,087)	$-

Net Carrying Value of Mortgage Servicing
Assets at End of Period	$146,501	$107,663

As of September 30, 2003, total mortgage loans serviced for others included $10.6 billion on commercial real estate property and $11.0 billion on residential property. Net mortgage servicing assets relating to commercial real estate loans and residential loans totaled $71.6 million and $74.9 million, respectively as of September 30, 2003. Impairment charges of $0.4 million were incurred on the commercial real estate servicing assets and $3.7 million on residential servicing assets during the third quarter of 2003. Impairment charges on mortgage servicing assets have been less significant for Provident than at some other mortgage servicers due to characteristics of the underlying loans being serviced. Most of the commercial real estate loans have lockout and prepayment penalties generally ranging from 5 to 9 years while the majority of the residential loans were acquired with interest rates at or near current levels.

NOTE 10. EQUITY INVESTMENTS

Provident invests in low income housing partnerships, equity funds and directly in equity securities, which are collectively referred to herein as equity investments. Equity investments, which are reported within Investment Securities Available for Sale and Other Assets, are carried at estimated fair value with changes in fair value recognized in noninterest income. The fair value of publicly traded investments are determined using quoted market prices less liquidity discounts. Liquidity discounts take into account the fact that Provident may not immediately realize such market prices due to regulatory, corporate and contractual sales restrictions. The estimated fair value of equity investments that are not publicly traded approximates cost including other than temporary valuation adjustments considered appropriate by management. During the first quarter of 2003, certain equity investments were determined to have incurred a total of $11.0 million of other than temporary impairment in their valuation based upon information received from the general partners of the equity funds and Provident’s internal analyses. This impairment charge was offset against other realized security gains. As of September 30, 2003 and 2002, Provident held equity investments with a carrying value of $60.8 million and $73.7 million, respectively.

(15)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. STOCK OPTIONS

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, adoption of a fair value-based accounting method for stock-based employee compensation plans. Provident adopted the provisions of Statement 123 as of January 1, 2003. Under these rules, compensation expense is recognized over the vesting period equal to the fair value of stock-based compensation as of the date of grant. As Provident has elected to use the Prospective Method of expense recognition according to the transition rules of Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the adoption of Statement 123 applies only to options granted after December 31, 2002. Prior to January 1, 2003, Provident accounted for stock-based employee compensation plans in accordance with Accounting Principles Bulletin (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby no compensation expense is recognized for the granting of stock options when the exercise price of the option equals the market price of the underlying stock at the date of grant.

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

Provident recorded $890,000 ($741,000 after-tax) of stock-based compensation during the first nine months of 2003 while no compensation cost was recognized for stock option grants during 2002. Had compensation cost been determined for stock option awards based on the fair values at grant dates as discussed above, Provident’s net income and earnings per share would have been as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands, Except Per Share Data)	2003	2002	2003	2002
Net Income as Reported	$27,461	$24,036	$66,478	$68,822
Plus Stock-Based Compensation Recognized for
Options Granted in 2003, Net of Related Tax	348	-	741	-
Less Total Stock-Based Compensation for Options
Granted Since 1994, Net of Related Tax	(1,497)	(1,621)	(4,765)	(4,824)

Pro-forma Net Income	$26,312	$22,415	$62,454	$63,998

Earnings Per Share:
Basic - As Reported	$0.56	$0.49	$1.35	$1.39
Basic - Pro Forma	0.53	0.46	1.27	1.30
Diluted - As Reported	0.54	0.47	1.31	1.36
Diluted - Pro Forma	0.52	0.44	1.25	1.27

(16)

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

The subsidiaries and their total assets as of September 30, 2003 follow:

(In Thousands)	Total Assets
Provident Auto Rental LLC 1999-1	$674,585
Provident Auto Leasing Company	529,068
Provident Auto Rental LLC 2000-1	338,727
Provident Auto Rental LLC 2001-1	292,935
Provident Auto Rental LLC 2000-2	148,152
Provident Auto Rental Company LLC 1998-2	142,131
Provident Auto Rental Company LLC 1998-1	128,226
Provident Lease Receivables Company LLC	82,761

The above amounts include items which are eliminated in the Consolidated Financial Statements.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are financial instruments in which Provident agrees to provide financing to customers based on predetermined terms and conditions. Since many of the commitments to extend credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Provident evaluates each customer’s creditworthiness on a case-by-case basis.

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

Provident’s commitments to extend credit and letters of credit which are not reflected in the balance sheet are as follows:

(In Millions)	September 30 2003	December 31 2002
Commitments to Extend Credit	$4,444	$2,887
Standby Letters of Credit	271	274
Commercial Letters of Credit	3	11

(17)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Provident Bank (the Bank), a subsidiary of Provident, has issued a guarantee for Red Mortgage Capital, Inc. (Red Mortgage), a subsidiary of the Bank, to assist in its business activities. This guarantee was made to Fannie Mae. Red Mortgage is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage underwrites, funds and sells mortgage loans on multifamily rental projects. Red Mortgage then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage and Fannie Mae split losses with one-third of all losses assumed by Red Mortgage and two-thirds of all losses assumed by Fannie Mae. For Red Mortgage to participate in the loss sharing agreement, the Bank provided a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage under the loss sharing arrangement if Red Mortgage fails to meet its obligations. As of September 30, 2003, Red Mortgage serviced loans with outstanding principal balances aggregating $3.6 billion under the DUS program. The guarantee will continue until such time as the loss sharing agreement is amended or that Red Mortgage no longer participates in the Fannie Mae DUS program. No liability is carried on the Bank’s balance sheet for this guarantee as a liability has been established for estimated losses on Red Mortgage’s balance sheet.

Provident and its subsidiaries are not parties to any pending legal proceedings other than routine litigation incidental to their business except for the following matters related to the restatements announced March 5, 2003, and April 15, 2003. The restatement of previously reported operating results announced on March 5, 2003, was attributed to unintentional errors in the accounting for nine auto lease financing transactions originated between 1997 and 1999.

Provident’s audit committee, through legal counsel, engaged the auditing firm of PricewaterhouseCoopers LLP for the purpose of conducting a review of the Company’s March 5, 2003 restatement. Provident’s management affirmed, based upon the review of its advisors, its prior conclusion that the accounting errors that led to the restatement were unintentional.

Several purported class-actions have been filed against Provident, its President, Robert L. Hoverson, its Chief Financial Officer, Christopher J. Carey, and their predecessors in those positions, on behalf of all purchasers of Provident securities from March 30, 1998 through March 5, 2003. Litigation has also been filed against Provident, its President, Robert L. Hoverson and its Chief Financial Officer, Christopher J. Carey plus PFGI Capital Corporation, a Provident subsidiary, and others on behalf of all purchasers of PRIDES in or traceable to a June 6, 2002 offering of those securities registered with the Securities and Exchange Commission and extending to March 5, 2003. That action alleges violations of securities laws by the defendants in Provident’s financial disclosures during the period from March 30, 1998 through March 5, 2003 and in the June 2002 offering. These actions are based upon circumstances involved in the restatement of earnings announced by Provident on March 5, 2003 and allege violations of federal securities laws by the defendants in Provident’s financial disclosures during the period from March 30, 1998 through March 5, 2003. They seek an unspecified amount of damages and, in two cases, reimbursement of all executive bonuses received during that period.

(18)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These actions have been consolidated before Judge S. Arthur Spiegel of the United States District Court for the Southern District of Ohio under the caption, Merzin v. Provident Financial Group, Inc., consolidated Civil Action Master File No. C-1-03-165. The Amended Consolidated Complaint was filed on August 22, 2003. Provident and the other Defendants filed a Motion to Dismiss the Complaint on November 5, 2003.

Several derivative actions have also been filed in federal and state courts on behalf of Provident versus Provident’s directors and others. These suits were also concerned with the restatements of earnings and allege that the defendants breached fiduciary duties owed to Provident and are responsible for the conditions that led to the restatements and failed to ensure that the accounting errors were prevented or detected. These actions seek recovery from the defendants of an unspecified amount of damages and reimbursement of all executive bonuses and stock options.

The derivative actions filed in federal court are pending before Chief Judge Walter Herbert Rice of the United States District Court for the Southern District of Ohio under the captions, Plumbers & Pipefitters Local 572 Pension Fund v. Jack Cook, et al., Case No. C-1-03-168, and Peter Berg v. Jack M. Cook, et al., Case No. C-1-03-196. Motions to dismiss the federal court derivative actions were filed on behalf of all of the defendants on September 2, 2003. All proceedings in the derivative actions filed in state court have been indefinitely stayed by agreement of the parties and their respective legal counsel.

NOTE 14. SALE OF LOANS AND BUSINESS UNIT

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

NOTE 15. SUBSEQUENT EVENTS

During the second quarter of 2003, Provident agreed to sell certain deposits, loans and bank branches to RBC Centura Bank, a subsidiary of Royal Bank of Canada. Provident will sell its 13 Florida branches, along with approximately $750 million of deposits and $350 million in loans which were primarily originated at its Florida offices. The transaction, which has received regulatory approval, is expected to close on November 21, 2003 and generate a pre-tax gain in excess of $70 million or $0.93 per share.

During late October and November 2003, Provident sold approximately $50 million of loans and leases. The loans and leases, which included approximately $38 million of nonperforming assets, were sold at a loss of approximately $19 million, or $0.25 per share prior to the impact from reducing related reserves.

(19)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

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

On July 10, 2003 Provident announced a number of strategic actions taken late in the second quarter to further align its core businesses with its corporate operating strategy. The Company further reduced its risk profile through the sale of $471 million of subprime residential mortgage loans, and also sold its Merchant Services business, a payment solutions provider for credit and debit card acceptance programs. The Company has also agreed to sell its 13 Florida branches, along with certain deposits and loans, primarily originated at these branches, to RBC Centura Bank, a wholly owned subsidiary of Royal Bank of Canada. The transaction has been approved by federal and state regulators and is expected to close in the fourth quarter of this year.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as estimates, anticipates, projects, plans, expects, intends, believes, should and similar expressions and by the context in which they are used. Such statements are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the anticipated economic scenario which could materially change anticipated credit quality trends; changes by rating agencies in Provident’s debt rating; the ability to generate loans and leases; significant cost, delay in, or ability to execute strategic initiatives designed to grow revenues and/or manage expenses; consummation of significant business combinations or divestitures; and significant changes in accounting, tax, or regulatory practices or requirements and factors noted in connection with forward-looking statements. Additionally, borrowers could suffer unanticipated losses without regard to general economic conditions. The result of these and other factors could cause differences from expectations in the level of defaults, changes in risk characteristics of the loan and lease portfolio, and changes in the provision for loan and lease losses. Provident undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

(20)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary

The following table summarizes earnings components, earnings per share and key financial ratios:

(Dollars in Thousands,	Three Months Ended September 30,			Nine Months Ended September 30,
Except Per Share Data)	2003	2002	Change	2003	2002	Change
Income Statement Summary:
Net Interest Income	$74,123	$77,626	(5)%	$241,576	$234,649	3%
Noninterest Income	186,290	198,397	(6)	594,217	601,205	(1)
Total Revenue	260,413	276,023	(6)	835,793	835,854	(0)
Provision for Loan and Lease Losses	11,919	23,532	(49)	80,909	81,312	(0)
Noninterest Expense	208,110	216,079	(4)	656,266	649,328	1
Net Income	27,461	24,036	14	66,478	68,822	(3)
Diluted Earnings Per Common Share	0.54	0.47	15	1.31	1.36	(4)
Ratios Analysis:
Return on Average Equity	12.91%	11.33%		10.10%	10.90%
Return on Average Assets	0.62%	0.59%		0.50%	0.56%

Third quarter 2003 earnings per diluted share and net income were $0.54 and $27.5 million, respectively, compared with $0.47 and $24.0 million in the third quarter of 2002. For the first nine months of 2003 earnings per diluted share and net income were $1.31 and $66.5 million, respectively, compared with $1.36 and $68.8 million for the same period in 2002. Returns on average equity and assets were 10.10% and 0.50%, respectively, for the first nine months of 2003 compared with 10.90% and 0.56% for the same period during 2002.

As noted earlier, during the second quarter Provident completed the sale of subprime residential mortgage loans that had been held in portfolio, and also sold its Merchant Services business. Management believes presenting financial information excluding these sales might be beneficial to the reader as it provides data that is more comparable to earlier periods contained in this document. Excluding both sales, Provident’s net income and earnings per share would have been $80.6 million and $1.59 for the first nine months of 2003. The following table presents financial information removing the impact of the sales.

(21)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	As	Impact from Sale of		Excluding
	Reported (GAAP)	Subprime Loans	Merchant Services	Sales (Non-GAAP)
For the Nine Months Ended September 30, 20
Condensed Income Statement (In Thousands):
Net Interest Income	$241,576	$-	$-	$241,576
Provision for Loan and Leases Losses	(80,909)	(33,225)	-	(47,684)
Noninterest Income	594,217	-	19,000	575,217
Noninterest Expense	(656,266)	(6,914)	-	(649,352)

Income Before Income Taxes	98,618	(40,139)	19,000	119,757
Applicable Income Taxes	(32,140)	13,246	(6,270)	(39,116)

Net Income	$66,478	$(26,893)	$12,730	$80,641

Other Data:
Earnings Per Common Share - Diluted	$1.31	$(0.53)	$0.25	$1.59
Return on Assets	0.50%	(0.20)%	0.10%	0.61%
Return on Equity	10.10%	(4.09)%	1.93%	12.26%
Net Charge Offs	$97,800	$49,225	n/a	$48,575
Net Charge Offs to Average
Loans and Leases (annualized)	1.44%	n/a	n/a	0.71%

Net interest income was $74.1 million and $77.6 million for the three months ended September 30, 2003 and 2002, respectively. This quarter’s net interest income and net interest margin were both negatively impacted by last quarter’s sale of $471.0 million of subprime residential mortgage loans. Net interest income for the nine months ended September 30, 2003, increased $6.9 million, or 3%, compared to the first nine months of 2002. The increase in interest income was due to an increase in average earning assets of $1.6 billion, or 12%. The increase in average earning assets resulted primarily from the growth of home equity loans and investment securities. The growth in earning assets was primarily funded by a corresponding growth in demand and time deposits.

The provision for loan and lease losses was $80.9 million and $81.3 million for the first nine months of 2003 and 2002, respectively. Included in the provision for 2003 was approximately $33.2 million of provision related to the sale of subprime residential mortgage loans that occurred in the second quarter of 2003. The annualized net charge-off to average loans and leases ratio was 1.44% for the first nine months of 2003 compared to 1.81% for the same period in 2002. If the $49.2 million charge-off related to the residential mortgage loan sale were excluded, the net charge-off ratio for the first nine months of 2003 would have been 0.71%. Nonperforming assets at September 30, 2003 were $132.0 million compared to $182.2 million and $193.5 million as of December 31, 2002 and September 30, 2002, respectively. Nonperforming assets are at their lowest level in nearly two years due to management actions and the sale of the subprime residential mortgages. Reserve for loan losses to nonperforming assets was 139.56% as of September 30, 2003 compared to 110.34% and 105.84% as of December 31, 2002 and September 30, 2002, respectively.

Noninterest income decreased $7.0 million for the first nine months of 2003 as compared to the same period in 2002. Decreases in leasing income and lower warrant gains were offset by the gain on the sale of the Merchant Servicing business and an increase in commercial mortgage banking revenue. The decrease in leasing income was a result of amortization of the portfolio and because auto leases originated since February, 2003 have been classified as finance leases rather than operating leases. In February 2003, Provident changed the structure of the residual insurance it obtains on its auto leases resulting in this type of lending being classified as a direct financing lease in the loan category and income being recorded as interest income.

(22)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Noninterest expense increased $7.0 million, or 1%, for the first nine months of 2003 as compared to the same period in 2002. The increase in noninterest expense was primarily in the areas of salaries, professional services, and expenses related to the disposal of the subprime residential mortgage loans. These increases were partially offset by decreases in leasing and other real estate expenses. Similar to leasing income, leasing expense decreased due to the decrease in auto leasing activity, as well as auto leases originated since February 2003 being classified as finance leases rather than operating leases.

Total assets increased $67.6 million from December 31, 2002 to September 30, 2003 primarily as a result of an increase in investment securities and home equity loans. Partially offsetting these increases were reductions in nonconforming residential loans and commercial lending. The fluctuations in the loan and lease balances reflect management’s decision to reduce or exit loans with higher credit risk while growing those with lower credit risk. Total deposits increased $923 million during the first nine months of 2003. Average core deposits have increased 10% since the third quarter of 2002.

Business Lines

Provident’s major business lines are Commercial Banking, Retail Banking and Mortgage Banking. The following table summarizes net income by major lines of business for the three-month and nine-month periods ended September 30, 2003 and 2002. Condensed income statements and total assets are provided in Note 6 of the “Notes to Consolidated Financial Statements”.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2003	2002	2003	2002
Commercial Banking	$14.9	$14.1	$47.7	$45.9
Retail Banking	7.8	5.9	20.6	16.4
Mortgage Banking	1.3	3.6	7.3	6.2
Corporate Center	3.5	0.4	(9.1)	0.3

	$27.5	$24.0	$66.5	$68.8

Key components of the management reporting process follows:

o	Risk-Based Equity Allocations: Provident uses a comprehensive approach for measuring risk and making risk-based equity allocations. Risk measurements are applied to credit, operational and other corporate-level risks.

(23)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Net income for Commercial Banking for the third quarters of 2003 and 2002 was $14.9 million and $14.1 million, respectively, and for the first nine months of 2003 and 2002 was $47.7 million and $45.9 million, respectively. Contributing to the higher nine-month net income for 2003 was an increase in noninterest income and lower provision expense, which was partially offset by lower interest income and higher operating expenses.

The growth in noninterest income came primarily from its fee-based commercial real estate businesses, Red Capital Group and Capstone Realty Advisors. Both Red Capital Group and Capstone recognized a significant increase in revenue while utilizing lower levels of capital. The favorable rate environment during the past nine months provided for an increased demand for their services.

Average asset balances for the first nine months of 2003 increased $347 million or 5% compared to the same time period in 2002. However, net interest income for the first nine months of 2003 failed to keep pace with asset growth due to modest spread compression. Furthermore, provision expense decreased in the first nine months of 2003 primarily due to an overall improvement in credit quality of the commercial loan portfolio.

In cash management, technology-driven solutions and competitive product offerings contributed to an increase in deposits for the third quarter of 2003. Average commercial deposits for the third quarter of 2003 increased by $389 million, or 61% as compared to the third quarter of 2002. The product offerings have attracted new relationships and generated more business from the existing commercial customer base.

(24)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management continues to reposition this business line in order to develop and grow more predictable earnings. Management has de-emphasized its higher credit risk areas of structured finance lending and large leverage lease transactions while growing its lower credit risk areas of middle market leasing and regional middle market commercial lending units.

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

Net income increased $1.9 million and $4.2 million for the three-month and nine-month periods ended September 30, 2003 as compared to the same periods in 2002. The increase in net income for 2003 was primarily the result of growth within Retail’s lending business units.

Retail Banking continues to alter the composition of its consumer lending portfolio. Management believes that growing its home equity portfolio while slowing auto lease originations will result in an overall lower credit risk exposure.

Retail Banking has experienced growth in transaction deposits of 24% in the third quarter of 2003 as compared to the third quarter of 2002. Total retail deposit growth had only slight growth over the same time period, however, due to less aggressive pricing on certificates of deposit. Provident plans to further enhance its distribution system to improve customer acquisition and market penetration.

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

(25)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net income for the third quarter of 2003 was $1.3 million as compared to $3.6 million for the third quarter of 2002. For the first nine months of 2003, net income was $7.3 million compared to $6.2 million for the same period in 2002. The decrease in net income for the third quarter of 2003, as compared to 2002, was a result of lower gains recognized on the sale of loans and an impairment charge on mortgage servicing assets. Gains on the sale of nonconforming residential loans decreased from $4.9 million in the third quarter of 2002 to $2.3 million in the third quarter of 2003. An impairment charge of $3.7 million was recorded in the third quarter of 2003, whereas no impairment charges were recognized during 2002.

Net income for the first nine months of 2003 rose primarily from higher warehouse lending production and growth in the sub-servicing portfolio. Warehouse lending production has benefited from a favorable rate environment, which continues to generate loan refinancing. Sub-servicing has also experienced significant growth as loans serviced for others (excluding securitized mortgages) increased from $4.4 billion at September of 2002 to $9.5 billion at the end of this quarter.

o	Corporate Center includes revenues and expenses not allocated to the primary business lines, including any item not related to their operating activity. The net loss of $9.1 million for the first nine months of 2003 resulted from an after-tax loss of $26.9 million from the sale of subprime residential loans, net of after-tax gains of $12.7 million from the sale of the Merchant Services business and $5.1 million from security sales. Net income of $0.3 million for the first nine months of 2002 was from after-tax gains of $5.4 million from the sale of warrants and $0.8 million from security sales, net of an after-tax loss of $5.9 million from the sale of subprime loans.

Net Interest Income

Net interest income for the nine months ended September 30, 2003, increased $6.9 million, or 3%, compared to the first nine months of 2002. The increase in net interest income was due to an increase in average earning assets of $1.6 billion, or 12%. The increase in average earning assets resulted primarily from the growth of home equity loans and investment securities. The growth in earning assets was primarily funded by a corresponding growth in demand and time deposits.

Net interest margin represents net interest income as a percentage of total interest earning assets. For the first nine months of 2003, the net interest margin, on a tax-equivalent basis, was 2.23% compared to 2.43% for the same period in 2002. This decrease was driven by changes in rates and volumes of earning assets and the corresponding funding sources. The following table details the components of the change in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three-month and nine-month periods ended September 30, 2003 and 2002.

(26)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
	September 30, 2003		September 30, 2002		September 30, 2003		September 30, 2002
(Dollars in Millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Assets:
Loans and Leases:
Corporate Lending:
Commercial	$4,461	5.71%	$4,227	6.36%	$4,475	5.70%	$4,281	6.41%
Mortgage	980	5.32	930	6.08	941	5.58	897	6.34
Construction	512	4.45	533	4.56	524	4.32	553	4.59
Lease Financing	1,247	8.14	1,233	9.06	1,239	8.57	1,182	9.36

Total Corporate Lending	7,200	5.99	6,923	6.67	7,179	6.08	6,913	6.76
Consumer Lending:
Installment	1,519	4.36	1,080	6.16	1,427	4.73	994	6.50
Residential	12	13.46	685	9.64	348	11.00	781	9.50
Lease Financing	234	7.02	0	0.00	122	7.60	0	0.00

Total Consumer Lending	1,765	4.77	1,765	7.51	1,897	6.07	1,775	7.82

Total Loans and Leases	8,965	5.75	8,688	6.84	9,076	6.08	8,688	6.98
Investment Securities	4,702	3.63	3,789	5.49	4,490	4.26	3,792	5.73
Federal Funds Sold and Reverse
Repurchase Agreements	446	1.55	102	2.66	401	1.83	113	2.77
Other Short Term Investments	549	5.85	407	5.28	517	5.64	331	5.91

Total Earning Assets	14,662	4.95	12,986	6.36	14,484	5.38	12,924	6.55
Cash and Due From Banks	306		245		309		232
Leased Equipment	1,918		2,429		2,088		2,513
Other Assets	791		703		814		674

Total Assets	$17,677		$16,363		$17,695		$16,343

Liabilities and
Shareholders' Equity:
Deposits:
Demand Deposits	$1,266	1.33	$778	1.61	$1,175	1.42	$613	1.30
Savings Deposits	1,553	1.71	1,417	2.03	1,478	1.76	1,475	2.02
Time Deposits	6,700	2.56	6,211	3.49	6,730	2.72	6,193	3.71

Total Deposits	9,519	2.26	8,406	3.07	9,383	2.40	8,281	3.23
Short-Term Debt:
Federal Funds Purchased and
Repurchase Agreements	1,168	2.32	849	2.90	1,261	2.25	1,076	2.71
Commercial Paper	250	1.14	268	1.97	271	1.29	275	1.94

Total Short-Term Debt	1,418	2.11	1,117	2.68	1,532	2.08	1,351	2.55
Long-Term Debt	3,573	4.72	4,019	5.13	3,659	4.92	4,005	5.15
Junior Subordinated Debentures	451	3.95	451	5.28	451	4.09	451	5.36

Total Interest Bearing
Liabilities	14,961	2.88	13,993	3.70	15,025	3.04	14,088	3.78
Noninterest Bearing Deposits	1,388		934		1,264		888
Minority Interest	161		162		161		66
Other Liabilities	316		425		368		459
Shareholders' Equity	851		849		877		842

Total Liabilities and
Shareholders' Equity	$17,677		$16,363		$17,695		$16,343

Net Interest Spread		2.07%		2.66%		2.34%		2.77%

Net Interest Margin		2.01%		2.37%		2.23%		2.43%

Provision and Reserve for Loan and Lease Losses and Credit Quality

Provident continues to benefit from the enhanced Credit and Risk Management processes developed over the past two years. This coupled with clear business and portfolio strategies allow for focused business development and aggressive management of both non-strategic portfolios and problem loans.

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

(27)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Provident maintains a reserve for loan and lease losses to absorb losses from current outstandings and potential usage of unfunded commitments. Discussion and analysis of the reserves as well as the overall credit quality of the off-balance sheet lending portfolio is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Securitization Activity” and “Fannie Mae DUS Program.” The following paragraphs provide information concerning its on-balance sheet credit portfolio and unused commitments.

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

The adequacy of the reserve for loan and lease losses is monitored on a regular basis and reflects management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, specific industry trends, loan concentrations, evaluation of specific loss estimates for all significant problem loans, payment histories, collateral valuations, historic charge-off and recovery experience, estimates of charge-offs for the upcoming year and other pertinent information.

Provident lowered its loan loss reserve to total loans by 24 basis points to 2.04% during the past twelve months. The provision for loan and lease losses was $80.9 million and $81.3 million for the first nine months of 2003 and 2002, respectively. The provision for the first nine months of 2003 was negatively impacted by the sale of subprime residential mortgage loans during the second quarter of 2003. Approximately $33.2 million of provision was recognized during the period as a result of the loan sale. Nonperforming assets have decreased by $61.6 million since the third quarter of 2002, with approximately $53 million of the decrease attributable to the subprime residential mortgage loan sale. The sale of the subprime residential mortgage loans and the decrease in nonperforming assets has lowered the level of problem loans. The ratio of reserve for loan and lease losses to total loans was 2.04% and 2.28% at September 30, 2003 and 2002, respectively.

In addition to other loan and finance lease types, the reserve methodology incorporates loss potential from credit events related to the commercial airline portfolio. Risks in the commercial airline portfolio arise from principal reliance on borrower credit quality and secondarily on equipment value. Based upon previous peak outstandings, the majority of commercial airline loans and leases are to borrowers considered to have better credit quality. Even within this segment, shorter maturities have left Provident exposed to residual equipment values. Most of the charge-offs and valuation adjustments have dealt with transactions related to borrowers with weaker credit quality, which exposed Provident to depressed equipment values. Future events could occur that may negatively impact our assessment of borrowers’ credit quality and/or equipment values leading to higher reserves and potential future losses.

(28)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table shows the progression of the reserve for loan and lease losses and selected reserve ratios:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2003	2002	2003	2002
Balance at Beginning of Period	$185,019	$214,860	$201,051	$241,143
Provision for Loan and Lease Losses	11,919	23,532	80,909	81,312
Loans and Leases Charged Off	(17,161)	(39,951)	(112,212)	(136,337)
Recoveries	4,383	6,368	14,412	18,691

Balance at End of Period	$184,160	$204,809	$184,160	$204,809

Reserve for Loan and Lease Losses
as a Percent of:
Nonaccrual Loans			148.87%	114.46%
Nonperforming Assets			139.56%	105.84%
Total Loans and Leases			2.04%	2.28%

Based upon the analysis of the adequacy of the reserve and the continuing change in composition of the loan and lease portfolio, the reserve for loan and lease losses has been allowed to decline over the past twelve months. However, as a result of the decrease in nonperforming assets, both the reserve to nonaccrual loans and nonperforming assets ratios have improved during this period.

(29)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table presents the distribution of net loan charge-offs by loan type for the three-month and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
(Dollars in Thousands)	Net Charge- Offs	Pctg of Average Total Loans (annualized)	Pctg of Total Net Charge- Offs	Net Charge- Offs	Pctg of Average Total Loans (annualized)	Pctg of Total Net Charge- Offs
Corporate Lending:
Commercial	$7,726	0.69%	60.5%	$24,859	2.35%	74.0%
Mortgage	-	-	-	22	0.01	0.1
Construction	(56)	(0.04)	(0.4)	379	0.28	1.1
Lease Financing	3,946	1.27	30.9	2,620	0.85	7.8

Net Corporate Lending	11,616	0.65	91.0	27,880	1.61	83.0
Consumer Lending:
Installment	1,118	0.29	8.7	850	0.31	2.5
Residential	2	0.07	-	4,853	2.83	14.5
Lease Financing	42	0.07	0.3	-	-	-

Net Consumer Lending	1,162	0.26	9.0	5,703	1.29	17.0

Net Charge-Offs	$12,778	0.57	100.0	$33,583	1.55	100.0

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
(Dollars in Thousands)	Net Charge- Offs	Pctg of Average Total Loans (annualized)	Pctg of Total Net Charge- Offs	Net Charge- Offs		Pctg of Average Total Loans (annualized)	Pctg of Total Net Charge- Offs
Corporate Lending:
Commercial	$26,966	0.80%	27.6%	$63,853		1.99%	54.3%
Mortgage	100	0.01	0.1	46		0.01	-
Construction	(232)	(0.06)	(0.2)	679		0.16	0.6
Lease Financing	8,954	0.96	9.2	28,579		3.22	24.3

Net Corporate Lending	35,788	0.66	36.7	93,157		1.80	79.2
Consumer Lending:
Installment	3,161	0.30	3.2	2,359		0.32	2.0
Residential	58,800	22.53	60.1	22,130		3.78	18.8
Lease Financing	51	-	-	-		-	-

Net Consumer Lending	62,012	4.36	63.3	24,489		1.84	20.8

Net Charge-Offs	$97,800	1.44	100.0	$117,64	6	1.81	100.0

The decrease in net charge-offs for commercial loans in the third quarter comparison was due primarily to a $12 million charge-off to a single customer that occurred in the third quarter of 2002. The decrease in residential charge-offs in the third quarter comparison was impacted by the sale of subprime residential mortgage loans that occurred in the second quarter of 2003.

The decrease in net charge-offs for commercial loans in the nine-month comparison was due primarily to the commercial loan charge-off that occurred in the third quarter of 2002 combined with $10.6 million of commercial airline loan charge-offs that occurred during the second quarter of 2002. The decrease in net charge-offs for corporate lease financing in the nine-month comparison is due primarily to $18.6 million of commercial airline lease charge-offs that occurred in the second quarter of 2002. The increase in net charge-offs for residential was due primarily to a $49.2 million charge-off taken in conjunction with the sale of $471 million of subprime residential mortgage loans that occurred during the second quarter of 2003. During the second quarter of 2002, a charge-off of $9.1 million was taken with the sale of $27 million of nonperforming residential loans. If the $49.2 million charge-off related to the residential mortgage loan sale was excluded, the net charge-off to average loans ratio for the nine months of 2003 would have been 0.71%.

(30)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Nonperforming assets at September 30, 2003 were $132.0 million compared to $182.2 million and $193.5 million as of December 31, 2002 and September 30, 2002, respectively. The decrease in nonaccrual corporate lending during the third quarter of 2003 resulted from a combination of charge-offs, payments and payoffs. The decrease in nonaccrual corporate lending during the second quarter of 2003 was due primarily to one large charge off. The decrease in nonaccrual residential mortgage loans and other nonperforming assets during the second quarter of 2003 was due primarily to the sale of subprime residential mortgage loans, which included loans that were on nonaccrual status and foreclosed residential properties. The composition of nonperforming assets over the past five quarters is provided in the following table.

	2003			2002
(Dollars in Thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Nonaccrual Loans:
Corporate Lending:
Commercial	$109,022	$116,926	$123,912	$99,805	$117,571
Mortgage	5,330	6,307	7,298	11,783	10,619
Construction	3,617	3,792	1,321	1,746	2,243
Lease Financing	2,271	2,267	2,792	4,008	3,952

Total Corporate Lending	120,240	129,292	135,323	117,342	134,385
Consumer Lending:
Installment	-	-	-	-	-
Residential	3,468	4,011	45,927	49,091	44,548
Lease Financing	-	-	-	-	-

Total Consumer Lending	3,468	4,011	45,927	49,091	44,548

Total Nonaccrual Loans	123,708	133,303	181,250	166,433	178,933
Other Nonperforming Assets	8,251	13,858	22,172	15,780	14,579

Total Nonperforming Assets	$131,959	$147,161	$203,422	$182,213	$193,512

Loans 90 Days Past Due
Still Accruing	$10,211	$5,971	$36,038	$29,918	$30,482
Nonaccrual Loans to
Total Loans and Leases	1.37%	1.50%	1.98%	1.82%	1.99%
Nonperforming Assets to:
Total Loans, Leases and
Other Nonperforming Assets	1.46%	1.66%	2.22%	1.99%	2.15%
Total Assets	0.75%	0.83%	1.15%	1.04%	1.13%

(31)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Nonaccrual loans have decreased $42.7 million while other nonperforming assets have decreased $7.5 million during the first nine months of 2003. The following table shows the progression of nonperforming assets during the first nine months of 2003:

	Corporate Lending			Consumer	Total	Other	Total
(In Thousands)	Commercial	Real Estate	Lease Financing	Residential Mortgages	Nonaccrual Loans	Nonperforming Assets	Nonperforming Assets
Balance at
Beginning of Year	$99,805	$13,529	$4,008	$49,091	$166,433	$15,780	$182,213
Additions	68,830	3,583	2,565	31,103	106,081	8,438	114,519
Payments / Sales	(29,375)	(7,772)	(1,522)	(51,813)	(90,482)	(29,007)	(119,489)
Charge-Offs	(30,238)	(165)	(1,380)	(7,762)	(39,545)	(2,950)	(42,495)
Transfers to Other
Nonperforming Assets	-	(228)	(1,400)	(17,151)	(18,779)	18,779	-
Writedowns	-	-	-	-	-	(2,789)	(2,789)
Balance at

September 30, 2003	$109,022	$8,947	$2,271	$3,468	$123,708	$8,251	$131,959

Noninterest Income

The following table details the components of noninterest income and their change for the third quarter and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2003	2002	Change	2003	2002	Change
Service Charges on Deposit Accounts	$12,933	$11,681	11%	$37,656	$33,045	14%
Loan Servicing Fees	6,925	9,018	(23)	27,013	25,430	6
Commercial Mortgage Banking Revenue	10,095	5,365	88	31,241	17,132	82
Other Service Charges and Fees	13,520	10,744	26	38,177	32,664	17
Leasing Income	127,011	150,135	(15)	398,110	457,780	(13)
Cash Gains on Sale of Loans	4,553	5,001	(9)	16,619	12,135	37
Warrant Gains	-	-	n/a	1,636	8,186	(80)
Net Security Gains	5,077	633	702	7,435	1,287	478
Net Gain on Merchant Services Business	-	-	n/a	19,000	-	n/a
Other	6,176	5,820	6	17,330	13,546	28

Total Noninterest Income	$186,290	$198,397	(6)	$594,217	$601,205	(1)

Explanations for significant changes in noninterest income by category follow:

o	Service charges on deposit accounts increased $1.3 million and $4.6 million in the quarterly and nine-month comparisons due primarily to increases in service charges on corporate accounts and overdraft fees.

o	Loan servicing fees decreased $2.1 million in the quarterly comparison due to a $4.1 million impairment charge for mortgage servicing assets. In the nine-month comparison, fees increased $1.6 million as a result of growth in the residential mortgage servicing portfolios.

o	Increases in fees from both Red Capital Group and Capstone resulted in higher commercial mortgage banking revenue for the three-month and nine-month comparisons.

(32)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

o	Other service charges and fees increased $2.8 million and $5.5 million in the quarterly and nine-month comparisons. The quarterly increase was due primarily to increased fee income generated by Commercial Banking and Trust Services. The nine-month increase also included an increase in warehouse lending fees.

o	Leasing income decreased $23.1 million and $59.7 million in the quarterly and nine-month comparisons due primarily to the decrease in size of the auto lease portfolio classified as operating leases. Auto leases originated since February, 2003 have been classified as finance leases in the loan category rather than operating leases.

o	The decrease in gain on sale of loans of $0.5 million for the third quarter of 2003 is due primarily to lower gains recognized from the sale of nonconforming residential mortgage loans. The nine-month comparison shows an increase of $4.5 million due to higher gains recognized in the first half of 2003. Provident implemented the whole-loan sale strategy during the third quarter of 2001.

o	Provident’s Commercial Banking business line from time to time acquires equity warrants as a part of the lending fee structure established with customers. Warrants gains of $1.6 million were recognized in the first nine months of 2003 compared to gains of $8.2 million in the first nine months of 2002. There were no warrant gains recorded in the third quarter of either year.

o	As part of its strategic repositioning, Provident sold its Merchant Services business in the second quarter of 2003. This sale resulted in a gain of $19 million.

o	An increase in fees associated with investment portfolio management and other trading related activities was the primary reason for the increase in other income for both the three-month and nine-month comparisons.

Noninterest Expense

The following table details the components of noninterest expense and their change for the third quarter and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2003	2002	Change	2003	2002	Change
Salaries, Wages and Benefits	$60,737	$57,141	6%	$188,544	$172,260	9%
Charges and Fees	7,404	7,029	5	23,093	22,779	1
Occupancy	6,224	5,861	6	18,916	17,829	6
Leasing Expense	86,077	102,690	(16)	272,587	314,092	(13)
Equipment Expense	6,398	5,680	13	20,171	17,862	13
Professional Services	7,906	6,007	32	24,722	18,311	35
Minority Interest Expense	3,197	3,223	(1)	9,591	3,889	147
Disposition Cost of Subprime Loans	-	-	n/a	6,914	-	n/a
Other	30,167	28,448	6	91,728	82,306	11

Total Noninterest Expense	$208,110	$216,079	(4)	$656,266	$649,328	1

(33)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Explanations for significant changes in noninterest expense by category follow:

o	Salaries, wages and benefits increased $3.6 million and $16.3 million in the quarterly and nine-month comparisons due primarily to increased commissions for commercial mortgage banking activities and staffing increases in loan servicing, risk management and retail.

o	The decrease in leasing expense is a result of the decrease in size of the auto lease portfolio classified as operating leases.

o	Equipment expense increased due primarily to increases in depreciation and equipment rental expense.

o	Professional services increased $1.9 million and $6.4 million in the quarterly and nine-month comparisons primarily as a result of increases in professional fees associated with the restatements of operating results and an increase in legal fees for the Commercial Banking area.

o	Minority interest expense relates to dividends payable on $165 million of Preferred Stock of PFGI Capital Corporation, a real estate investment trust that was formed late in the second quarter of 2002. The dividends are payable at an annualized rate of 7.75%.

o	Provident sold subprime residential mortgage loans and foreclosed properties during the second quarter of 2003. Disposition costs of $6.9 million were recorded from the loss on sale of other real estate and other contingencies associated with the sale.

o	The three largest expenses within other noninterest expense for the three-month and nine-month periods were marketing expense ($3.2 million and $9.3 million in 2003 and $2.6 million and $8.9 million in 2002), expenses incurred in the disposal of autos coming off lease ($7.0 million and $16.9 million in 2003 and $2.4 million and $7.5 million in 2002) and travel and entertainment expenses ($2.8 million and $7.9 million in 2003 and $2.0 million and $6.2 million in 2002).

FINANCIAL CONDITION

Short-Term Investments and Investment Securities

Federal funds sold and reverse repurchase agreements increased $153 million since December 31, 2002 primarily as a result of proceeds received from the sale of the subprime residential mortgages and the Merchant Services business late in the second quarter. These additional funds may be used in the sale of the Florida deposits, loans and branches scheduled for the fourth quarter of 2003.

(34)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Trading account securities were $143 million and $128 million as of September 30, 2003 and December 31, 2002, respectively. Provident trades investment securities with the intention of recognizing short-term profits. These securities are carried at fair value with realized and unrealized gains and losses reported in noninterest income.

Provident had $495 million of loans classified as held for sale at September 30, 2003. This is an increase of $58 million from the amount reported at December 31, 2002. These loans consist of $334 million of multifamily loans, $154 million of nonconforming residential mortgage loans and $7 million of conforming residential mortgage loans. Activities related to the multifamily loans held for sale are predominately a part of the operations of Red Capital Group. The multifamily loans are either insured by the Federal Housing Association or subject to purchase contracts from Fannie Mae or Freddie Mac. These loans are usually outstanding for sixty days or less. The remainder of the activities related to the multifamily loans held for sale are part of the operations of Capstone Realty Advisors. Nonconforming residential mortgage loans are being sold on a whole-loan basis. This is part of an initiative started during 2001 to reduce the risk profile of the Mortgage Banking business line.

Securities purchased with the intention of being held for indefinite periods of time are classified as investment securities available for sale. These securities increased $516 million during the first nine months of 2003. U.S. government agency mortgage-backed securities accounted for the majority of the increase, as funds obtained from loan payments and the sale of other debt securities were deployed into investment securities with higher credit quality and increased liquidity.

Loans and Leases

As of September 30, 2003 total loans and leases were $9.0 billion compared to $9.1 billion at December 31, 2002. Provident had an additional $1.5 billion and $2.1 billion of off-balance sheet securitized loans and leases as of September 30, 2003 and December 31, 2002, respectively. As a result of earnings volatility, management has re-evaluated the risk/reward relationships in the lending portfolio. During the second half of 2001, Provident implemented a whole-loan sale strategy for nonconforming residential loans. During the second quarter of 2003, Provident sold nearly all of the subprime residential mortgage loan portfolio. Also, management has decided to de-emphasize structured finance lending and large-ticket equipment leasing while placing a greater focus on regional middle-market commercial lending and middle-market equipment leasing. As a result of these actions, Provident’s lending portfolio has a much lower concentration of subprime residential loans, a higher concentration of middle-market corporate leases, and a lower risk profile of commercial loans. Provident does not have a material exposure to foreign loans.

(35)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table shows the composition of the commercial loan category by industry type at September 30, 2003:

(Dollars in Millions)	Amount	%	Amount on Nonaccrual
Mortgage Warehousing Lines	$550.0	13	$4.2
Real Estate Operators/Developers/General Contractors	530.0	12	0.3
Banking and Finance	196.5	5	12.2
Transportation	190.5	4	5.5
Healthcare	184.2	4	1.1
Retailing	183.8	4	5.0
Tourism and Entertainment	170.6	4	0.4
Metals	161.0	4	6.3
Business Services	159.9	4	10.8
Machinery and Equipment	130.7	3	9.5
Automobile Dealers	115.7	3	-
Commercial Aviation Related (1)	107.5	3	24.5
Construction	107.0	2	3.3
Eating and Drinking Establishments	104.8	2	0.3
Financial Services	100.4	2	2.0
Automotive Services/Parts	86.9	2	3.7
Chemicals	68.8	2	-
Technology	66.8	2	5.7
Other (includes 19 industry types)	1,073.4	25	14.2

Total	$4,288.5	100	$109.0

(1)     Includes $21 million of loans related to the commercial airline industry, and aircraft used in private, charter and corporate markets.

Mortgage warehousing lines decreased $90 million during the first nine months to $550 million, consistent with reduced new loan activity within the industry. All loans are underwritten to Provident and secondary market standards as part of Provident’s control processes related to this activity.

At September 30, 2003, Provident had loans and leases of $166 million to commercial airline carriers, including $21 million of commercial loans and $145 million of finance and operating leases. As the events of September 11, 2001 have had a significant financial impact upon the airline industry and the re-sale value of aircraft, Provident recorded credit costs and other expenses of $34 million during 2002, which were related to secured commercial airline loans and leases. Credit charges and other expenses of $1.4 million were incurred during the first nine months of 2003.

At September 30, 2003, Provident had approximately $744 million of commercial loans to borrowers who have shared national credit loans as compared to $802 million at December 31, 2002. Generally, shared national credit loans are loans that have a commitment amount of at least $20 million and involve three or more supervised financial institutions. In an on-going effort to diversify its portfolio, the shared national credit loans in which Provident participates are distributed across thirty-one industry types, with the largest industry concentration (real estate) accounting for approximately 17% of its total shared national credit loans. The real estate category is comprised of loans to borrowers with different risk characteristics, including single family home developers, commercial property owner/operators and commercial realtors and property managers. The average outstanding balance of a shared national credit loan was $4.2 million.

(36)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The composition of the mortgage and construction loan categories by property type at September 30, 2003 follows:

(Dollars in Millions)	Amount	%	Amount on Nonaccrual
Office/Warehouse	$281.2	19	$2.7
Residential Development	257.6	17	4.5
Shopping/Retail	206.3	14	-
Apartments	202.3	13	1.2
Health Facilities	109.3	7	-
Land	86.1	6	-
Hotels/Motels	83.3	6	0.1
Industrial Plants	28.1	2	-
Other Commercial Properties	242.5	16	0.4

Total	$1,496.7	100	$8.9

As of September 30, 2003, Provident had $1.3 billion in commercial lease financing. These leases were comprised of $1.1 billion of mid-ticket equipment leases and $0.2 billion of large-ticket equipment leases.

Residential mortgage loans decreased $573 million during the first nine months of 2003, due primarily to the sale of subprime residential mortgage loans that occurred in the second quarter of 2003. Prior to the loan sale, residential mortgage loans had been declining due to Provident implementing a whole-loan sale strategy for its nonconforming residential loans during the second half of 2001. The loan sale, which also lowered the level of nonperforming assets, gives Provident a lower concentration of residential loans and allows it to concentrate more of its resources on its strategic initiatives such as home equity, regional lending and mid-ticket leasing portfolios.

The following table shows the composition of the installment loan category by loan type at September 30, 2003:

(Dollars in Millions)	Amount	%
Home Equity	$1,380.3	88
Indirect Installment	122.6	8
Direct Installment	53.4	3
Other Consumer Loans	17.5	1

Total	$1,573.8	100

(37)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Noninterest Earning Assets

Leased equipment consists of $1.5 billion of auto leases and $0.3 billion of equipment leases. Total leased equipment decreased $525 million, or 22%, during the first nine months of 2003 due primarily to a reduction in the size of the automobile leasing portfolio classified as operating leases. This decrease is due to the amortization of the portfolio. Also, auto leases originated since February 2003 are classified as direct financing leases in the loan category as Provident changed the structure of the residual insurance it obtains on its auto leases.

Other assets increased $20 million, or 3%, during the first nine months of 2003. The increase was primarily due to increases in mortgage servicing rights and unsettled security trades. These trades settled early in the fourth quarter.

Deposits

Total deposits increased $923 million during the first nine months of 2003. Since September 30, 2002, average core deposits have grown 10% with significant contribution coming from commercial deposits. The following table presents a summary of deposit types:

	September 30,
(In Millions)	2003	2002
Noninterest Bearing Deposits	$1,412.2	$988.5
Interest Bearing Demand Deposits	1,277.1	914.0
Savings Deposits	1,586.5	1,443.6
Certificates of Deposit	6,496.3	5,927.1

Total Deposits	$10,772.1	$9,273.2

Borrowed Funds

Short-term debt decreased $522 million during the first nine months of 2003. Decreases in federal funds purchased and repurchase agreements were the primary reason for the decrease in short-term debt.

Long-term debt decreased $366 million, or 10%, during the first nine months of 2003 due primarily to payments on subordinated notes and secured financings.

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

(38)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Each PRIDES has a stated amount of $25 per unit and is comprised of two components – a 3-year forward purchase commitment (Purchase Contract) and PFGI Capital Preferred Stock.

Each Purchase Contract obligates the holder to buy, on August 17, 2005, for $25, a number of newly issued shares of Provident Common Stock equal to the “settlement rate.” The settlement rate will be calculated as follows:

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

Under the Purchase Contract, Provident will also make quarterly contract adjustment payments to the PRIDES holders at the rate of 1.25% of the stated amount per year. The present value of this obligation has been recorded as a liability and as a reduction to shareholders’ equity.

The PFGI Capital Preferred Stock has a liquidation preference of $25 and an initial non-cumulative dividend rate of 7.75%.

Other Noninterest Earning Liabilities

Other liabilities increased $20 million, or 5%, during the first nine months of 2003 due primarily to an increase in amounts related to unsettled security trades. These trades settled early in the fourth quarter.

Transactions with Affiliates

Provident has had certain transactions with various executive officers, directors and principal holders of equity securities of Provident and its subsidiaries and entities in which these individuals are principal owners. A summary of significant transactions and the indebtedness of these related parties may be found in Note 24 to Provident’s 2002 Annual Report as filed on Form 10-K.

ASSET SECURITIZATION ACTIVITY

From 1996 through the second quarter of 2000, the structure of some of Provident’s securitizations resulted in the transactions being accounted for as sales through the use of special purpose entities. As such, gains or losses were recognized, loans and leases were removed from the balance sheet and residual assets, representing the present value of future cash flows, were recorded. During the third quarter of 2000, management decided to structure all future securitizations as secured financings thereby eliminating the use of gain-on-sale accounting and leaving all debt on the balance sheet.

(39)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The securitization and sale of loans and leases, during the period from 1996 through the first half of 2000, continues to impact the current presentation of Provident’s financial condition, results of operations and off-balance sheet market risks. The areas most significantly affected are loans and leases, retained interest in securitized assets, credit enhancements and credit risk.

Securitized Loans and Leases

Securitized loans and leases that have been treated as sales have been removed from the balance sheet. The following table provides a summary of the outstanding balances of these off-balance sheet managed assets:

	September 30,
(In Thousands)	2003	2002
Nonconforming Residential	$1,317,721	$1,973,471
Prime Home Equity	144,140	219,958
Equipment Leases	52,246	113,821

	$1,514,107	$2,307,250

Retained Interest in Securitized Assets and Credit Enhancements

In connection with the recognition of non-cash gains on securitizations accounted for as sales, the present value of future cash flows, referred to as retained interest in securitized assets (RISA), was recorded as an asset within the investment securities line item of the consolidated balance sheets.

Additionally, Provident initially provided for credit enhancements to its securitizations structured as sales in the form of cash in a demand deposit account. The credit enhancements are maintained at a significantly higher balance than the level of estimated credit losses to improve the credit grade of the securitization and thereby reduce the rate paid to investors of the Securitization Trust (Trust).

During the fourth quarter of 2001, Provident reached an agreement with the securitization insurer to release the demand deposit cash credit enhancement for the nonconforming residential loan securitizations and substitute an unfunded demand note backed by a AAA rated standby letter of credit.

In the third quarter of 2003, after further review of the documents underlying the unfunded demand note credit enhancement transaction, it was determined that this unfunded demand note was an asset of the Trust as well as a liability of Provident. As such Provident recorded the fair value of the unfunded demand note as a liability. As Provident owns the residual assets of the Trust, a Due From Trust asset was recorded for the fair value of the demand note that the Trust holds. The fair values of the asset and liability recorded at September 30, 2003 were each approximately $119 million.

As the RISA is classified as an available for sale investment security, it has been adjusted to its fair value with the change in fair value recorded in other comprehensive income. The carrying value of the RISA was increased at September 30, 2003 by $15.0 million, with an after-tax increase to other comprehensive income of $9.8 million.

(40)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The components of the RISA as of September 30, 2003 follow:

(In Thousands)	Nonconforming Residential	Prime Home Equity
Estimated Cash Flows of Underlying Loans,
Net of Payments to Certificate Holders	$459,075	$11,529
Less:
Estimated Credit Loss	(83,396)	(600)
Servicing and Insurance Expense	(18,193)	(2,138)
Discount to Present Value	(138,321)	(1,868)

Carrying Value of Retained Interest in
Securitized Assets	$219,165	$6,923

The carrying value of the nonconforming residential RISA includes the Due From Trust asset of $118.8 million, the amortized cost of the interest-only residual asset of $85.4 million, and the market value adjustment under Statement of Financial Accounting Standards No. 115 for the interest-only residual asset of $15.0 million. The prime home equity RISA includes only the carrying value of the interest-only residual asset.

Provident’s credit enhancements for its prime home equity and equipment leasing securitizations have not been impacted by the revised accounting treatment as these cash collateral accounts have not been re-structured. As such, the cash credit enhancements continue to be accounted for separate from the RISA and loss reserves continue to be carried as a liability account. Detail of these credit enhancements along with their loss reserves are provided below as of September 30, 2003:

(In Thousands)	Carrying Value of Credit Enhancements	Loss Reserves
Prime Home Equity	$26,183	$443
Equipment Leases	30,793	444

	$56,976	$887

At September 30, 2003, management believes the current carrying values of the RISA, credit enhancements and loss reserves are properly stated.

(41)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Securitization Credit Risk

The following table presents a summary of various indicators of the credit quality of off-balance sheet securitized loans and leases as of and for the nine months ended September 30, 2003:

(Dollars in Thousands)	Nonconforming Residential	Prime Home Equity	Equipment Leases
For the Nine Months Ended September 30, 2003:
Average Securitized Assets	$1,546,305	$169,947	$72,721
Net Charge-Offs	71,419	906	3,135
Net Charge-Offs to Average
Securitized Assets (Annualized)	6.16%	0.71%	5.75%
As of September 30, 2003:
Securitized Assets	$1,317,721	$144,140	$52,246
Delinquency Rates:
30 to 89 Days	11.03%	0.22%	1.31%
90 or More	26.59%	1.13%	0.10%

FANNIE MAE DUS PROGRAM

Red Mortgage, a member of Red Capital Group, is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage underwrites, funds and sells mortgage loans on multifamily rental projects. Red Mortgage then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage to share the risk of loan losses with Fannie Mae. The substance of this loss sharing arrangement is that Red Mortgage and Fannie Mae split losses with one-third of all losses assumed by Red Mortgage and two-thirds of all losses assumed by Fannie Mae.

Red Mortgage services multifamily mortgage loans under the DUS program with outstanding principal balances aggregating $3.6 billion at September 30, 2003. Red Mortgage has established reserves of $10.5 million for possible losses under this program. The reserve is determined by evaluating pools of homogeneous loans and includes information based upon industry and historical loss experience, as well as each underlying collateral’s recent operating performance. Management believes the reserve is maintained at a level that adequately provides for the inherent losses within Red Mortgage’s portfolio of DUS loans. At September 30, 2003, two DUS loans totaling $18.5 million in unpaid principal balance in Red Mortgage’s loan servicing portfolio were in payment default. The employees and management team of Red Mortgage have originated and serviced the existing Fannie Mae DUS loan servicing portfolio since 1995 without any charge-offs relating to the DUS loans.

DERIVATIVE AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, Provident uses derivative and off-balance sheet financial instruments to manage its interest rate risk and to meet the financing needs of its customers. At September 30, 2003, these financial instruments consisted of letters of credit of $274 million, commitments to extend credit of $4.4 billion, interest rate swaps of $6.6 billion and sold interest rate caps of $2.6 billion.

(42)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

During the course of their regular examination, banking regulators requested that the Company confirm with the SEC staff its accounting treatment for certain hedging activities related to its retained interests in securitized mortgage assets. These hedging activities and the related accounting treatment have been recently reviewed by the national office of our independent auditors who have concluded the accounting treatment is appropriate. The Company expects to conclude this matter in the fourth quarter.

In order to mitigate credit risk within the auto lease portfolio, Provident entered into credit risk transfer arrangements during 2001 and 2000. Under the 2001 transaction, Provident transferred 97 1/2% of the credit risk on an auto lease portfolio, while retaining a 2 1/2% first-loss position. Under the 2000 transaction, Provident transferred 98% of the credit risk on an auto lease portfolio, while retaining a 2% first-loss position. As a result of these transactions, Provident was able to lower its credit concentration in auto leasing while reducing its regulatory capital requirements. As of September 30, 2003, the remaining unpaid auto lease balances on the 2001 and 2000 transactions were $0.4 billion and $0.6 billion, respectively.

CAPITAL RESOURCES AND ADEQUACY

Total shareholders’ equity at September 30, 2003 was $892 million compared to $880 million at December 31, 2002. The change in the equity balance relates primarily to net income exceeding dividends by $30.1 million, an increase in the market value of cash flow hedging instruments of $32.9 million (net of deferred taxes) and a decrease in the market value of investment securities of $54.7 million (net of deferred taxes).

Capital expenditures planned by Provident in 2003 for premises and equipment are currently estimated to be approximately $30 million. Included in this amount are projected capital expenditures for the purchase of data processing hardware and software, branch renovations and enhancements, facility renovations and ATMs. Through September 30, 2003, approximately $20 million of these expenditures had been made.

The following table of ratios is important for an analysis of capital adequacy:

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Average Shareholders' Equity to Average Assets	4.96%	5.12%
Average Tangible Shareholders' Equity to
Average Tangible Assets	4.44	4.55
Period End Shareholders' Equity to
Period End Assets	5.07	5.02
Period End Tangible Shareholders' Equity to
Period End Tangible Assets	4.56	4.49
Dividend Payout to Net Earnings	54.79	50.64
Tier 1 Capital to Risk-Weighted Assets	9.99	9.40
Total Risk-Based Capital To Risk-Weighted Assets	11.87	11.42
Tier 1 Leverage Ratio	7.82	7.81

Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items. Provident is required to maintain minimum ratios of 4.00% for Tier 1 capital to risk-weighted assets, 8.00% for total risk-based capital to risk-weighted assets, and 4.00% for Tier 1 capital to average assets. These guidelines further define “well-capitalized” levels for Tier 1, total risk-based capital, and leverage ratio purposes at 6.00%, 10.00% and 5.00%, respectively. As of September 30, 2003, both Provident and the Bank were categorized as well-capitalized for regulatory purposes.

(43)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

LIQUIDITY

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations, support asset growth and pay dividends to shareholders. Management forecasts that the largest liquidity needs for the next twelve months will come from growth in the lending portfolio, maturing of retail and brokered certificates of deposit, and scheduled principal payments on long-term debt. Provident has a variety of sources to meet these liquidity demands. First, management expects to issue new certificates of deposit along with renewing many of its maturing certificates of deposit. Management also projects growth within retail deposits and a decrease in the size of the investment securities portfolio. Additional sources of liquidity include the availability to borrow both short-term and long-term funds.

Funding for the sale of the Florida deposits, loans and branches, which is scheduled to close on November 21, 2003, is expected to come from proceeds from the second quarter sale of subprime residential mortgage loans, repayments on and sales of investment securities, and from general corporate funding.

Consistent with Provident’s contingent funding plan, management monitors the potential impact of changes in its corporate ratings on existing and new business transactions. Ratings related liquidity events may include reduced availability of short-term federal funds, reduced availability to the surety bond market that supports the bank’s Public Funds program and other commitments provided to third parties in related business transactions. If such ratings events are anticipated, management will take actions to enhance balance sheet liquidity positions to meet liquidity needs. Such actions to enhance liquidity positions were taken in connection with Provident’s March 5, 2003 announcement related to the restatement of its earnings. In anticipation of potential ratings downgrades, management took actions to enhance liquidity positions, including issuance of additional brokered certificates of deposits. Additional term liquidity reduces reliance on short-term funding and increases the availability of collateral in the investment portfolio. Management will continue to monitor events as the need may arise for further liquidity enhancements in the future.

The major source of liquidity for Provident on a parent-only basis is dividends paid to it by its subsidiaries. Pursuant to Federal Reserve and state banking regulations, the maximum amount available for dividend distribution to the Parent at September 30, 2003 by its banking subsidiary was approximately $64.9 million. The Parent has received $50 million in dividends from its banking subsidiary during the current year. During 2001, higher credit costs had an unfavorable impact on net income. While credit costs have declined substantially in 2002 and 2003, if these costs were to rise again, this could impact Provident’s ability to maintain the payment of its quarterly dividend at current rates.

(44)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Note 1 to Provident’s 2002 annual report on Form 10-K discusses significant accounting policies used in the development and presentation of Provident’s financial statements. However, four of these accounting policies are considered to be critical due to the level of sensitivity and subjectivity of their underlying accounting estimates. These critical accounting policies concern the adequacy of the reserve for loan and lease losses; the valuation of retained interest in securitized assets and securitized credit enhancements; the valuation of mortgage servicing assets; and the valuation of derivatives.

Reserve for Loan and Lease Losses: Provident maintains a reserve to absorb potential loan and lease losses inherent in its lending portfolio. Management’s determination of the adequacy of the loan loss reserve is based on an assessment of the potential losses given the conditions at the time. This assessment consists of certain loans and leases being evaluated on an individual basis, as well as all loans and leases being categorized based on common credit risk attributes and being evaluated as a group. Management evaluates numerous factors including the credit quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, specific industry trends, loan concentrations, evaluation of specific loss estimates for all significant problem loans, payment histories, collateral valuations, historical charge-off and recovery experience, estimates of charge-offs for the upcoming year and other relevant information.

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

Additional loss estimates associated with securitized assets and loans sold under the Fannie Mae DUS Program are provided for separately from the reserve for loan and lease losses. For more information on credit exposures on these off-balance sheet assets, see “Management Discussion and Analysis of Financial Condition and Results of Operations – Asset Securitization Activity” and “Fannie Mae DUS Program.”

RISA and Securitized Credit Enhancements: Prior to July 2000, Provident structured many of its securitization transactions as sales. As such, Provident retained (a) future cash flows of the underlying loans, net of payments due to investors of the securitization trust, servicing fees and other fees (RISA), (b) servicing rights on the loans and leases, and (c) credit enhancement accounts used to absorb credit losses on the loans securitized. Gain or loss on the sale of the loans depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the assets retained based on their relative fair value at the date of transfer. However, quotes are generally not available for assets retained, so Provident estimates the fair value based on key assumptions, including prepayment speeds, credit losses, forward yield curves, and discount rates commensurate with the risks involved.

(45)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Provident monitors the valuation of the RISA on a monthly basis. The valuation centers primarily around two estimates: total life-time credit losses and the constant prepayment rate (CPR). During 2002 and 2003, both of these factors trended upward which had an unfavorable impact on the nonconforming residential RISA valuation. Additionally, the CPR was impacted by management’s decision to accelerate the liquidation of other real estate associated with the securitized nonconforming residential portfolio. Provident models a CPR range from 30% to 36% with the actual trailing three-month average CPR currently running at 33.9%. If the CPR stays at its current level, management estimates that there would be sufficient cash flows to absorb lifetime losses up to 7.0%. If the CPR rises to 36%, there would be sufficient cash flows to absorb lifetime losses up to 6.8%. Cumulative incurred losses through September 30, 2003 are 4.9%, with estimated total lifetime losses expected to be 6.4%. On a worst case basis, management currently estimates that lifetime losses should not exceed 6.9% assuming real estate values remain relatively stable. At September 30, 2003, management believes the current carrying value of the RISA is properly stated.

Valuation of Mortgage Servicing Assets: Provident recognizes the rights to service mortgage loans it does not own but services for others within Other Assets of its balance sheet. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Estimated fair value is based on projected discounted cash flows which takes into consideration estimated servicing fees, prepayment speeds, discount rates, earnings on deposit of escrow funds and other assumptions. The mortgage loan prepayment rate is the most significant factor driving the value of mortgage net servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Mortgage servicing assets are tested quarterly to verify the market value equals or exceeds its carrying value. During the third quarter of 2003, Provident recorded a $4.1 million impairment charge to its mortgage servicing assets. Impairment charges result in an increase to the mortgage servicing valuation allowance.

Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan payoff activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of mortgage servicing assets. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of mortgage servicing assets and the valuation allowance, precluding subsequent recoveries.

(46)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Valuation of Derivatives: In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Provident carries the fair value of derivative instruments on its consolidated balance sheets with changes in value recorded in the income statement or as other comprehensive income. Although the value of the derivatives are determined using third-party valuations, these valuations use discounted cash flow modeling techniques, which require the use of assumptions concerning the amount and timing of future cash flows. These estimates have a significant impact on the valuation of the derivatives.

(47)

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

Provident’s policy limit stipulates that the negative impact on net interest income from a +/-200 basis points, 12 month gradual parallel ramp rate scenario as compared to the flat rate scenario cannot exceed 10 percent over the next 12 month period. These tests are performed on a monthly basis, and the results are presented to the Board of Directors. Based on the results of the simulation model, net interest income would change by the following over the next 12-month period: decrease 3.70% for a 100 basis point decrease; increase 0.05 % for a 100 basis point increase; and decrease 0.22 % for a 200 basis point increase. Due to the current interest rate environment, nothing beyond a 100 basis point decrease was simulated.

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

(48)

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officers, of the effectiveness of the design and operation of Provident’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, management, including the principal executive and financial officers, concluded that Provident’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in Provident’s internal control over financial reporting that occurred during Provident’s quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Provident’s internal control over financial reporting.

(49)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Provident and its subsidiaries are not parties to any pending legal proceedings other than routine litigation incidental to their business except for the following matters related to the restatements announced March 5, 2003, and April 15, 2003. The restatement of previously reported operating results announced on March 5, 2003, was attributed to unintentional errors in the accounting for nine auto lease financing transactions originated between 1997 and 1999.

Provident’s audit committee, through legal counsel, engaged the auditing firm of PricewaterhouseCoopers LLP for the purpose of conducting a review of the Company’s March 5, 2003 restatement. Provident’s management affirmed, based upon the review of its advisors, its prior conclusion that the accounting errors that led to the restatement were unintentional.

Several purported class-actions have been filed against Provident, its President, Robert L. Hoverson, its Chief Financial Officer, Christopher J. Carey, and their predecessors in those positions, on behalf of all purchasers of Provident securities from March 30, 1998 through March 5, 2003. Litigation has also been filed against Provident, its President, Robert L. Hoverson and its Chief Financial Officer, Christopher J. Carey plus PFGI Capital Corporation, a Provident subsidiary, and others on behalf of all purchasers of PRIDES in or traceable to a June 6, 2002 offering of those securities registered with the Securities and Exchange Commission and extending to March 5, 2003. That action alleges violations of securities laws by the defendants in Provident’s financial disclosures during the period from March 30, 1998 through March 5, 2003 and in the June 2002 offering. These actions are based upon circumstances involved in the restatement of earnings announced by Provident on March 5, 2003 and allege violations of federal securities laws by the defendants in Provident’s financial disclosures during the period from March 30, 1998 through March 5, 2003. They seek an unspecified amount of damages and, in two cases, reimbursement of all executive bonuses received during that period.

These actions have been consolidated before Judge S. Arthur Spiegel of the United States District Court for the Southern District of Ohio under the caption, Merzin v. Provident Financial Group, Inc., consolidated Civil Action Master File No. C-1-03-165. The Amended Consolidated Complaint was filed on August 22, 2003. Provident and the other Defendants filed a Motion to Dismiss the Complaint on November 5, 2003.

Several derivative actions have also been filed in federal and state courts on behalf of Provident versus Provident’s directors and others. These suits were also concerned with the restatements of earnings and allege that the defendants breached fiduciary duties owed to Provident and are responsible for the conditions that led to the restatements and failed to ensure that the accounting errors were prevented or detected. These actions seek recovery from the defendants of an unspecified amount of damages and reimbursement of all executive bonuses and stock options.

(50)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

The derivative actions filed in federal court are pending before Chief Judge Walter Herbert Rice of the United States District Court for the Southern District of Ohio under the captions, Plumbers & Pipefitters Local 572 Pension Fund v. Jack Cook, et al., Case No. C-1-03-168, and Peter Berg v. Jack M. Cook, et al., Case No. C-1-03-196. Motions to dismiss the federal court derivative actions were filed on behalf of all of the defendants on September 2, 2003. All proceedings in the derivative actions filed in state court have been indefinitely stayed by agreement of the parties and their respective legal counsel.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)        Exhibits filed:

Exhibit 31.1 - Section 302 of the Sarbanes-Oxley Act of 2002, Certification of Principal Executive Officer

Exhibit 31.2 - Section 302 of the Sarbanes-Oxley Act of 2002, Certification of Principal Financial Officer

Exhibit 32.1 - Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Principal Executive Officer

Exhibit 32.2 - Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Principal Financial Officer

        (b)     Reports on Form 8-K:

Form 8-K (Items 7 and 9) Announcement of sale of subprime residential mortgage loans, merchant servicing business, and Florida deposits, loans and branches; filed on July 10, 2003.

Form 8-K (Items 7 and 9) Earnings release for second quarter; filed on July 16, 2003.

Form 8-K (Items 7 and 9) Slide show for second quarter investor conference call; filed on July 17, 2003.

Form 8-K (Items 7 and 12) Earnings release for third quarter; filed on October 15, 2003

Form 8-K (Items 7 and 12) Slide show for third quarter investor conference call; filed on October 16, 2003

All other items required in Part II of this form have been omitted since they are not applicable or not required.

(51)

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Provident Financial Group, Inc.
Registrant

Date: November 13, 2003

/s/Christopher J. Carey
Christopher J. Carey
Executive Vice President and
Chief Financial Officer

(52)