Form 10-K
period 2003-12-31
PROVIDENT FINANCIAL GROUP INC
filed 2004-03-15
CIK 316770

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                     Commission File
December 31, 2003                                                  No. 1-8019

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

      As of February 27, 2004, there were 49,195,045 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates at June 30, 2003, was approximately $709,698,000 (based upon non-affiliated holdings of 27,561,000 shares and a market price of $25.75 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

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

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

PART I
   ITEM  1.  BUSINESS .................................................... 1
   ITEM  2.  PROPERTIES .................................................. 4
   ITEM  3.  LEGAL PROCEEDINGS ........................................... 4
   ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......... 5
PART II
   ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ........... 5
   ITEM  6.  SELECTED FINANCIAL DATA ..................................... 6
   ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS
                RESULTS OF OPERATIONS .................................... 7
                FINANCIAL CONDITION ......................................22
                OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL
                OBLIGATIONS...............................................34
                CAPITAL RESOURCES ........................................40
                CRITICAL ACCOUNTING POLICIES .............................41
   ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..44
   ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................45
   ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE .........................93
   ITEM  9A. CONTROLS AND PROCEDURES .....................................93
PART III
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..........93
   ITEM 11.  EXECUTIVE COMPENSATION ......................................96
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS .............103
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............107
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES......................108
PART IV
   ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K ................................................109
SIGNATURES ..............................................................114

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                           FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as estimates, anticipates, projects, plans, expects, intends, believes, should and similar expressions and by the context in which they are used. Such statements are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the anticipated economic scenario which could materially change anticipated credit quality trends; changes by rating agencies in Provident's debt rating; the ability to generate loans and leases; significant cost, delay in, or ability to execute strategic initiatives designed to grow revenues and/or manage expenses; consummation of significant business combinations or divestitures; and significant changes in accounting, tax, or regulatory practices or requirements and factors noted in connection with forward-looking statements. Additionally, borrowers could suffer unanticipated losses without regard to general economic conditions. The result of these and other factors could cause differences from expectations in the level of defaults, changes in risk characteristics of the loan and lease portfolio, and changes in the provision for loan and lease losses. Provident undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                     PART I

ITEM 1. BUSINESS

Provident Financial Group, Inc.

Provident Financial Group, Inc. (Provident) is a Cincinnati-based commercial banking and financial services company. At December 31, 2003, Provident had total assets of $17.0 billion, loans and leases of $8.9 billion, deposits of $10.3 billion and shareholders' equity of $899 million. Additionally, Provident services loans and leases for other entities including $1.3 billion which have been securitized (off-balance sheet managed assets); $3.8 billion which have been sold by a wholly-owned subsidiary through the Fannie Mae DUS program as an approved seller/servicer; and $16.0 billion which have no recourse to Provident.

Provident's executive offices are located at One East Fourth Street, Cincinnati, Ohio 45202 and its Investor Relations telephone number is (513) 345-7102 or
(800) 851-9521. The Annual Report, on Form 10-K, is filed with the Securities and Exchange Commission (SEC). Copies of this document and all other SEC filings by Provident may be obtained, without charge, by contacting Investor Relations. These reports may also be obtained via the Internet at the web sites of Provident at http://www.providentbank.com, or the SEC at http://www.sec.gov.

Provident has 65 full service branch banking centers located in Ohio and Kentucky. Provident also provides commercial financing, equipment leasing and mortgage lending at a national level with commercial lending offices located in eleven states. During the fourth quarter of 2003, Provident sold its 13 Florida branches along with certain deposits and loans to RBC Centura Bank, a subsidiary of Royal Bank of Canada.

Provident conducts its banking operations through The Provident Bank. Major business lines are Commercial Banking, Retail Banking and Mortgage Banking. See
ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Lines" and Note 21 included in "Notes to Consolidated Financial Statements" for details as to the types of financial products and services offered by these business lines.

At December 31, 2003, Provident and its subsidiaries employed approximately 3,200 full-time-equivalent employees.

Subsequent Event

On February 17, 2004, Provident announced that it had signed a definitive agreement to merge with National City Corporation. National City Corporation is a financial holding company headquartered in Cleveland, Ohio. Under terms of the agreement, Provident shareholders will receive 1.135 shares of National City Corporation common stock for each share of Provident common stock in a tax-free exchange. Subject to regulatory and stockholder approvals, the transaction is expected to close in the second quarter of 2004.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

Competition

The financial services business is highly competitive with many products and services priced on a commodity basis. Provident competes actively with both national and state chartered banks, savings and loan associations, securities dealers, mortgage bankers, finance companies and other financial service entities.

Supervision and Regulation

Provident is registered as a bank holding company, and is subject to regulations of the Board of Governors of the Federal Reserve System (Federal Reserve) under the Bank Holding Company Act of 1956 (the BHC Act), as amended. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The BHC Act requires Federal Reserve approval of acquisitions of control of more than 5% of the voting stock or substantially all of the assets of any bank or bank holding company. The BHC Act authorizes interstate bank acquisitions anywhere in the country and allows interstate branching by acquisition and consolidation in those states that have not opted out. Ohio and Kentucky did not opt out of interstate branching.

Provident is prohibited by the BHC Act from engaging in nonbanking activities, unless such activities are determined by the Federal Reserve to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The BHC Act does not place territorial restrictions on such nonbanking-related activities.

The Sarbanes-Oxley Act, enacted by Congress in 2002, mandates a variety of corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies' financial reports. It established new responsibilities for corporate Chief Executive Officers, Chief Financial Officers and audit committees in the financial reporting process. Among other major issues in Sarbanes-Oxley, Provident's Chief Executive Officer and Chief Financial Officer are each required to certify that Provident's quarterly and annual reports do not contain any known untrue statements of a material fact. More information about Provident's corporate governance practices is available on the Investor Relations page of the corporate web site at http://www.providentbank.com.

The Gramm-Leach-Bliley Act, which was enacted on November 12, 1999, imposes privacy disclosure and "opt out" requirements on virtually all regulated financial services organizations.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 provides that a holding company's controlled insured depository institutions can be held liable for any loss incurred by, or reasonably expected to be incurred by, the Federal Deposit Insurance Corporation (FDIC) in connection with the default of an affiliated insured bank or savings association.

Provident's subsidiary bank, The Provident Bank, an Ohio state-chartered member bank of the Federal Reserve System, and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies, including the Federal Reserve, FDIC and the Ohio Division of Financial Institutions. One aspect of this supervision is that there are various legal and regulatory limits on the extent to which The Provident Bank may pay dividends or otherwise supply funds to Provident. In addition, federal and state regulatory agencies also have the authority to prevent a

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. See ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" and Note 25 included in "Notes to Consolidated Financial Statements."

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

State and federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Generally, as an institution is deemed to be less than well capitalized, the scope and severity of the agencies' powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution's capital classification. As of December 31, 2003, Provident and The Provident Bank were deemed to be well capitalized for the above purposes. See Note 15 included in "Notes to Consolidated Financial Statements."

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

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


ITEM 2.  PROPERTIES

Provident and its significant subsidiaries occupy their headquarters located at One East Fourth Street, Cincinnati, Ohio under long-term leases. Additional operation centers are leased in Cincinnati, Columbus, Cleveland and Atlanta. Provident owns buildings that contain approximately 422,000 square feet which are used for offices, banking centers, data processing and warehouse facilities. Provident owns thirty-four of its full-service banking center locations and leases thirty-one. For information concerning rental obligations, see Note 7 included in "Notes to Consolidated Financial Statements."

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

Provident's audit committee, through legal counsel, engaged the auditing firm of PricewaterhouseCoopers LLP for the purpose of conducting a review of the Company's March 5, 2003 restatement. Provident's management affirmed, based upon the review of its advisors, its prior conclusion that the accounting errors that led to the restatement were unintentional.

Several purported class-actions were filed against Provident, its President, Robert L. Hoverson, its Chief Financial Officer, Christopher J. Carey, and their predecessors in those positions, on behalf of all purchasers of Provident securities from March 30, 1998 through March 5, 2003. Litigation was also filed against Provident, its President, Robert L. Hoverson and its Chief Financial Officer, Christopher J. Carey plus PFGI Capital Corporation, a Provident subsidiary, and others on behalf of all purchasers of PRIDES in or traceable to a June 6, 2002 offering of those securities registered with the Securities and Exchange Commission and extending to March 5, 2003. That action alleges violations of securities laws by the defendants in Provident's financial disclosures during the period from March 30, 1998 through March 5, 2003 and in the June 2002 offering. These actions are based upon circumstances involved in the restatement of earnings announced by Provident on March 5, 2003 and allege violations of federal securities laws by the defendants in Provident's financial disclosures during the period from March 30, 1998 through March 5, 2003. They seek an unspecified amount of damages and, in two cases, reimbursement of all executive bonuses received during that period.

These actions were consolidated before Judge S. Arthur Spiegel of the United States District Court for the Southern District of Ohio under the caption, Merzin v. Provident Financial Group, Inc., consolidated Civil Action Master File No. C-1-03-165. The Amended Consolidated Complaint was filed on August 22, 2003. Provident and the other Defendants filed a Motion to Dismiss the Complaint on November 5, 2003. The motion was granted on March 9, 2004 and the Court dismissed all claims except those relating to the June 6, 2002 offering of 6,600,000 PRIDE securities. However, the Court's order confined any later finding of damages to $0.70 per PRIDE security.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


Several derivative actions have also been filed in federal and state courts on behalf of Provident versus Provident's directors and others. These suits were also concerned with the restatements of earnings and allege that the defendants breached fiduciary duties owed to Provident and are responsible for the conditions that led to the restatements and failed to ensure that the accounting errors were prevented or detected. These actions seek recovery from the defendants of an unspecified amount of damages and reimbursement of all executive bonuses and stock options.

The derivative actions filed in federal court are pending before Chief Judge Walter Herbert Rice of the United States District Court for the Southern District of Ohio under the captions, Plumbers & Pipefitters Local 572 Pension Fund v. Jack Cook, et al., Case No. C-1-03-168, and Peter Berg v. Jack M. Cook, et al., Case No. C-1-03-196. Motions to dismiss the federal court derivative actions were filed on behalf of all of the defendants on September 2, 2003. Plaintiffs have opposed the motions. All proceedings in the derivative actions filed in state court have been indefinitely stayed by agreement of the parties and their respective legal counsel.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the NASDAQ Stock Market under the symbol "PFGI". The following table sets forth, for the periods indicated, the high, low and period end closing sales prices as reported on NASDAQ and the quarterly dividends paid by Provident.

                                             2003                                       2002
                      ---------------------------------------------   ---------------------------------------------
                       Fourth       Third      Second       First       Fourth      Third      Second       First
                       Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                       -------     -------     -------     -------     -------     -------     -------     -------
High Close            $   32.68   $   28.78   $   26.45   $   28.91   $   28.05   $   29.51   $   31.35   $   29.97
Low Close                 28.00       25.67       21.01       21.23       21.48       24.28       24.42       22.17
Period End Close          31.95       27.97       25.75       21.23       26.03       25.09       29.01       28.80
Cash Dividends              .24         .24         .24         .24         .24         .24         .24         .24

At February 17, 2004, there were 4,946 holders of record and an additional 12,563 non-registered or "street name" holders of Provident's Common Stock.

Provident paid dividends on its Common Stock of $47.6 million and $47.4 million during 2003 and 2002, respectively, and $0.9 million on its Preferred Stock for both years. Provident's quarterly dividend rate per share was $.24 for 2003 and 2002. It is expected that in the next several years, Provident's (Parent's) revenues will consist principally of dividends paid to it by its subsidiaries and interest generated from investing activities. A discussion of limitations and restrictions on the payment of dividends by subsidiaries to Provident is contained under ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" and Note 25 included in "Notes to Consolidated Financial Statements."

A report of purchases of equity securities is not required for this period.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


ITEM 6.  SELECTED FINANCIAL DATA

(Dollars In Millions                                                   For Year Ended December 31,
                                                 ------------------------------------------------------------------------
 Except Per Share Amounts)                         2003            2002            2001            2000            1999
                                                 --------        --------        --------        --------        --------
Earnings:
 Total Interest Income                           $    758        $    841        $    973        $    906        $    680
 Total Interest Expense                              (442)           (526)           (703)           (662)           (430)
                                                 --------        --------        --------        --------        --------
  Net Interest Income                                 316             315             270             244             250
 Provision for Loan and Lease Losses                 (116)            (99)           (216)           (133)            (46)
 Noninterest Income                                   845             805             757             660             537
 Noninterest Expense                                 (900)           (876)           (813)           (680)           (544)
                                                 --------        --------        --------        --------        --------
  Income (Loss) Before Income Taxes and
    Cumulative Effect of Changes in
    Accounting Principles                             145             145              (2)             91             197
 Applicable Income Taxes                              (47)            (50)              1             (34)            (70)
                                                 --------        --------        --------        --------        --------
     Income (Loss) Before Cumulative Effect
      of Changes in Accounting Principles              98              95              (1)             57             127
 Cumulative Effect of Changes in
   Accounting Principles                               (1)             --              --              --              --
                                                 --------        --------        --------        --------        --------
  Net Income (Loss)                              $     97        $     95        $     (1)       $     57        $    127
                                                 ========        ========        ========        ========        ========
Per Common Share Data:
  Before Cumulative Effect of Changes in
   Accounting Principles:
 Basic Earnings (Loss)                           $   1.99        $   1.94        $  (0.04)       $   1.14        $   2.66
 Diluted Earnings (Loss)                             1.92            1.88           (0.04)           1.12            2.58
  After Cumulative Effect of Changes in
   Accounting Principles:
 Basic Earnings (Loss)                           $   1.96        $   1.94        $  (0.04)       $   1.14        $   2.66
 Diluted Earnings (Loss)                             1.90            1.88           (0.04)           1.12            2.58
 Dividends Paid                                       .96             .96             .96             .96             .88
 Book Value                                         18.19           17.91           16.15           18.79           17.89
Selected Balances at December 31:
 Total Investment Securities                        4,528           4,215           3,486           3,014           2,111
 Total Loans and Leases                             8,896           9,134           8,950           7,996           6,634
 Reserve for Loan and Lease Losses                    160             201             241             159              95
 Leased Equipment                                   1,653           2,350           2,651           2,386           1,807
 Total Assets                                      17,018          17,540          16,561          14,997          11,849
 Noninterest Bearing Deposits                       1,491           1,142             995           1,293           1,185
 Interest Bearing Deposits                          8,844           8,707           7,859           7,536           6,045
 Long-Term Debt and Junior
  Subordinated Debentures                           3,765           4,294           4,532           4,353           2,515
 Total Shareholders' Equity                           899             880             802             924             877
 Off-Balance Sheet Managed Assets                   1,344           2,068           3,138           4,621           4,641
Other Statistical Information:
 Return on Average Assets                            0.55%           0.58%          -0.01%           0.42%           1.20%
 Return on Average Equity                           10.97           11.27           (0.11)           6.32           16.20
 Dividend Payout Ratio                              50.16           50.64             n/m           84.43           32.36
Capital Ratios at December 31:
 Total Equity to Total Assets                        5.28%           5.02%           4.84%           6.16%           7.40%
 Tier 1 Leverage Ratio                               8.13            7.81            6.65            8.21            9.67
 Tier 1 Capital to Risk-Weighted Assets             10.59            9.40            7.95            8.56            8.57
 Total Risk-Based Capital to
  Risk-Weighted Assets                              12.44           11.42           10.71           10.60           10.82
Loan Quality Ratios at December 31:
 Reserve for Loan and Lease Losses to
  Total Loans and Leases                             1.80%           2.20%           2.69%           1.99%           1.43%
 Reserve for Loan and Lease Losses to
  Nonaccrual Loans                                 200.35          120.80          136.35          165.71          170.98
 Nonaccrual Loans to Total Loans
  and Leases                                         0.90            1.82            1.98            1.20            0.84
 Net Charge-Offs to Average Total
  Loans and Leases                                   1.73            1.59            1.63            1.04            0.51

--------------------
n/m - not meaningful

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Provident Financial Group, Inc. (Provident) is a holding company for The Provident Bank (Provident Bank), an FDIC member bank. Major business lines are:
Commercial Banking, a provider of credit products and cash management services to commercial customers; Retail Banking, a provider of consumer loans and leases, deposit accounts, trust, brokerage and investment products and services; and Mortgage Banking, an originator and servicer of conforming and nonconforming residential loans to consumers and short-term financing to mortgage originators and brokers.

During 2003 Provident took a number of strategic actions to lower the company's risk profile and to align its core business with its corporate operating strategy. The company reduced its risk profile through the sales of $471 million of subprime residential loans in the second quarter, and approximately $112 million of other classified loans and aircraft leases in the fourth quarter. Provident sold its merchant services business, a payment solutions provider for credit and debit card acceptance programs, in the second quarter. During the fourth quarter, 13 Florida branches along with various deposits and loans were sold to RBC Centura Bank, a wholly-owned subsidiary of Royal Bank of Canada. Sales of the merchant servicing business and the Florida branches will allow the company to focus more on its core Midwest retail and commercial banking franchise.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Performance Summary

The following table summarizes three-year financial data for Provident, along with calculated variances from the prior year:

                                                                                                Percentage
(Dollars in Millions                               Year Ended December 31,                  Increase (Decrease)
                                            --------------------------------------        -----------------------
 Except Per Share Data)                       2003           2002           2001          2003/02        2002/01
                                            --------       --------       --------        --------       --------
Net Interest Income                         $    316       $    315       $    270              --%            17%
Noninterest Income                               845            805            757               5              6
Total Revenue                                  1,161          1,120          1,027               4              9
Provision for Loan and Lease Losses              116             99            216              17            (54)
Noninterest Expense                              900            876            813               3              8
Net Income (Loss)                                 97             95             (1)              2             --
Total Loans and Leases                         8,896          9,134          8,950              (3)             2
Leased Equipment                               1,653          2,350          2,651             (30)           (11)
Total Assets                                  17,018         17,540         16,561              (3)             6
Total Off-Balance Sheet Managed Assets         1,344          2,068          3,138             (35)           (34)
Total Deposits                                10,336          9,849          8,854               5             11
Long-Term Debt and Junior
 Subordinated Debentures                       3,765          3,843          4,532              (2)           (15)
Stockholders' Equity                             899            880            802               2             10
Per Common Share:
  Book Value                                   18.19          17.91          16.15               2             11
  Diluted Earnings (Loss)                       1.90           1.88          (0.04)             --             --
Ratio Analysis:
  Net Interest Margin                           2.18%          2.41%          2.19%
  Return on Average Equity                     10.97%         11.27%         -0.11%
  Return on Average Assets                      0.55%          0.58%         -0.01%
  Average Equity to
   Average Assets                               5.00%          5.12%          5.59%
  Dividend Payout to
   Net Earnings                                50.16%         50.64%           n/m

--------------------
n/m - not meaningful

Provident reported net income (loss) of $96.7 million, $95.5 million and ($1.0) million for 2003, 2002 and 2001, respectively. Diluted earnings (loss) per share was $1.90 for 2003, compared to $1.88 for 2002 and ($0.04) for 2001. Return on average equity was 10.97%, 11.27% and (0.11)% and return on average assets was 0.55%, 0.58% and (0.01)% for the years ended December 31, 2003, 2002 and 2001, respectively.

All key credit ratios have improved significantly over year-end 2002. The economy, while sluggish during 2002, showed signs of improvement in 2003, and management anticipates a steady but slow improvement in 2004. Provident's credit-related volatility has begun to stabilize. As a result of an improved loan quality outlook, Provident lowered its loan loss reserve ratio from 2.20% at December 31, 2002, to 1.80% at December 31, 2003. Due to sales of nonperforming loans and leases in the second and fourth quarters of 2003, Provident's reserve for loan and lease losses is now over 190% of nonperforming assets.

Provident recorded provisions for loan and lease losses of $116.0 million, $99.5 million and $215.5 million in 2003, 2002 and 2001, respectively. The 2003 expense included $58.3 million related to the sales of subprime residential loans, classified commercial loans, aircraft leases and the

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


impairment of aircraft lease residuals. Excluding these charges, Provident's provision expense for 2003 would have been $57.7 million.

Revenue (net interest income plus noninterest income) increased 4% during 2003 over 2002 and 9% during 2002 over 2001. Net interest income was essentially unchanged for 2003 compared to 2002, after increasing $45 million, or 17%, in 2002 compared to 2001. Higher net interest income in 2002 was primarily the result of growth in the investment portfolio. Noninterest income increased $40 million in 2003 while increasing $48 million in 2002. The increase in noninterest income in 2003 was due to the gain on sale of Florida assets and liabilities in the fourth quarter, the sale of the Merchant Services business in the second quarter and increases in commercial mortgage banking revenue, partially offset by a decrease in leasing income. The decrease in leasing income was a result of amortization of the portfolio and because auto leases originated since February, 2003 have been classified as finance leases rather than operating leases. In February, 2003, Provident changed the structure of the residual insurance it obtains on its auto leases resulting in this type of lending being classified as a direct financing lease in the loan category and income being recorded as interest income. The increase in noninterest income during 2002 was primarily the result of an increase in leasing income. Gain on sales of loans and leases, a component of noninterest income, was $20.3 million, $15.7 million and $6.3 million for 2003, 2002 and 2001, respectively. The increases are primarily the result of gains recognized from whole-loan sales (without recourse) of residential loans and the sale of home equity loans.

Total noninterest expense was $900 million, $876 million and $813 million for 2003, 2002 and 2001, respectively. Included in 2003 is a $25.6 million charge related to the early retirement of debt and $6.9 million of expenses related to the disposal of subprime residential mortgage loans. These costs, in addition to increases in salary expense and professional fees, were partially offset by decreases in leasing and other real estate expenses. Similar to leasing income, leasing expense decreased due to auto leases originated since February 2003 being classified as finance leases rather than operating leases. The increase in noninterest expense during 2002 was primarily the result of Provident investing in businesses where strong growth opportunities exist, including middle-market commercial lending, middle-market equipment leasing and mortgage servicing. Also, significant investments were made within the credit and risk management functions. Offsetting these increases were lower write-downs of foreclosed properties and leased equipment.

Total assets at December 31, 2003, 2002 and 2001 were $17.0 billion, $17.5 billion and $16.6 billion, respectively. The decrease in 2003 was due primarily to sales of classified commercial loans, aircraft leases, subprime residential mortgage loans and Florida loans, partially offset by increases in home equity lending and investment securities. Total assets increased during 2002 primarily as a result of an increase in investment securities, middle-market equipment lease financing and home equity loans. Partially offsetting these increases were reductions in nonconforming residential loans, structured finance loans, large equipment leases and auto leases. The changes in these loan and lease balances reflect management's decision to lower the risk profile of its loan and lease portfolio.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Nonperforming assets at December 31, 2003 decreased approximately $98 million from year-end 2002. The ratio of nonperforming assets to total assets was 0.49%, 1.04% and 1.19% as of December 31, 2003, 2002 and 2001, respectively. The decrease in nonperforming assets is attributable to the sales of troubled loans during the year and fewer loans being placed on nonaccrual. The improvements in nonperforming asset levels and other asset quality indicators, as well as the sale of nonperforming loans, resulted in the decision to lower the ratio of reserve for loan and lease losses to total loans and leases to 1.80% as of December 31, 2003 compared to 2.20% and 2.69% as of year-ends 2002 and 2001, respectively.

Total deposits for 2003, 2002 and 2001 were $10.3 billion, $9.8 billion and $8.9 billion, respectively. Deposits increased during 2003 despite a reduction of approximately $883 million as a result of the sale of Provident's Florida branches that occurred during the fourth quarter of 2003. Commercial deposits increased 68% to $1.1 billion during 2002. Beginning in 2003, Provident began placing a renewed emphasis on increasing low-cost transactional deposits. This included an increased emphasis on customer service and an aggressive marketing campaign.

Shareholders' equity at December 31, 2003, 2002 and 2001 was $899 million, $880 million and $802 million, respectively. The increase in shareholders' equity during 2003 was due principally to earnings exceeding dividends paid, partially offset by a decrease in the mark-to-market on investment securities. In 2002 there was an increase in the mark-to-market of investment securities as well as earnings exceeding dividends paid.

In conjunction with the sale of subprime residential mortgage loans and the Merchant Services business during the second quarter of 2003 and the sale of Florida assets and liabilities, sale of classified loans and leases, debt retirement, and other non-recurring transactions during the fourth quarter of 2003, the company believes presenting financial information excluding these transactions might be beneficial to the reader as it provides data that is more comparable to other periods contained within this document. This does not infer that (GAAP) earnings, as reported, which include the impact of such significant transactions, are not meaningful or unimportant to management and investors. As noted in the following table, excluding these transactions, Provident's net income and diluted earnings per share for 2003 would have been $109.3 million and $2.15 respectively. Additional discussion of each transaction follows the table.

(Dollars in Millions,                           Excluding Selected Transactions, See Footnote:
                         --------------------------------------------------------------------------------------------
Except Per Share Data)   (GAAP)         (1)         (2)         (3)         (4)         (5)         (6)         (7)     (Non-GAAP)
                         -------      -------     -------     -------     -------     -------     -------     -------    -------
Year Ended
 December 31, 2003:
 Income Statement:
  Net Interest Income    $ 315.8      $    --     $    --     $    --     $    --     $    --     $    --     $    --    $ 315.8
  Provision               (116.0)       (33.2)         --          --       (21.0)         --          --        (4.1)     (57.7)
  Noninterest Income       845.3           --        19.0        75.0          --          --          --        (2.8)     754.1
  Noninterest Expense     (900.1)        (6.9)         --          --        (6.5)      (25.6)      (10.8)         --     (850.3)
                         -------      -------     -------     -------     -------     -------     -------     -------    -------
  Income Before Taxes      145.0        (40.1)       19.0        75.0       (27.5)      (25.6)      (10.8)       (6.9)     161.9
  Income Taxes             (47.1)        13.2        (6.3)      (26.2)        9.6         9.0         3.8         2.4      (52.6)
  Effect of Changes
   in Accounting
   Principles               (1.2)          --          --          --          --          --        (1.2)         --         --
                         -------      -------     -------     -------     -------     -------     -------     -------    -------
  Net Income             $  96.7      $ (26.9)    $  12.7     $  48.8     $ (17.9)    $ (16.6)    $  (8.2)    $  (4.5)   $ 109.3
                         =======      =======     =======     =======     =======     =======     =======     =======    =======
 Other Data:
  Diluted EPS            $  1.90      $ (0.53)    $  0.25     $  0.96     $ (0.35)    $ (0.33)    $ (0.16)    $ (0.09)   $  2.15
  Return on Assets          0.55%       (0.15%)      0.07%       0.28%      (0.10%)     (0.09%)     (0.05%)     (0.03%)     0.62%
  Return on Equity         10.97%       (3.05%)      1.44%       5.53%      (2.02%)     (1.89%)     (0.93%)     (0.51%)    12.40%
  Net Charge Offs        $ 157.0      $  49.2         n/a     $   1.0     $  44.1         n/a         n/a     $   4.1    $  58.6
  Net Charge Offs to
  Average Loans             1.73%         n/a         n/a         n/a         n/a         n/a         n/a         n/a       0.65%

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


(1) Sale of Subprime Residential Loans: During the second quarter of 2003, Provident completed the sale of $471 million of subprime residential mortgage loans and related assets. The loans were sold at a $40.1 million net discount, of which $6.9 million was recorded as disposition cost in noninterest expense.

(2) Sale of Merchant Services Business: Also during the second quarter, Provident sold its Merchant Services business, a payment solutions provider for credit and debit card acceptance programs. The sale of the Merchant Services business resulted in a pre-tax gain of $19 million.

(3) Sale of Florida Deposits, Loans and Branches: Provident sold its 13 Florida branches, along with approximately $883 million of deposits and $368 million in loans which were primarily originated at its Florida offices, to RBC Centura Bank, a subsidiary of Royal Bank of Canada. The transaction closed on November 21, 2003 and generated a pre-tax gain of $75 million.

(4) Sale of Classified Loans and Aircraft Leases: During the fourth quarter of 2003, Provident sold approximately $50 million of classified loans and $62 million of aircraft leases. The loans and leases, which included approximately $38 million of nonperforming assets, were sold at a pre-tax loss of approximately $27.5 million.

(5) Retirement of Corporate Debt: Also in the fourth quarter, the company recorded pre-tax charges of $25.6 million related to the prepayment of $292.2 million of high-rate debt.

(6) Contract Termination, Severance, Business Exit Costs and Other: Provident recorded pre-tax charges of $10.8 million on contract terminations, severance and business exit costs. Additionally, Provident posted cumulative effect of changes in accounting principles of $1.2 million (net of tax). This was the result of new accounting rules implemented by FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which required Provident to consolidate certain securitization trusts.

(7) Impairment of Equity Investments and Aircraft Lease Residuals: Impairment of equity investments and aircraft lease residuals resulted in a pre-tax charge of $6.9 million. Residual values on commercial lease assets are reviewed regularly for impairment. The deterioration in residual values of aircraft was a result of continuing problems in the airline industry.

Business Initiatives

In recent years, Provident's profitability has been significantly impacted by the downturn in the nation's economy and the resulting credit deterioration of its lending portfolio. In order to compete effectively in today's economy and grow shareholder value, Provident's goal is to become a lower risk company engaged in achieving predictable and profitable long-term earnings growth. Examples of how this goal is being achieved follows:

-     Discontinued or De-emphasized Higher Risk Lending Products: Provident is

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


      reducing or exiting businesses with higher credit risk and where the benefits received do not justify the risks taken. Provident has de-emphasized both its Structured Finance business unit and its Nonconforming Residential Lending Portfolio. Structured Finance provided senior debt to support leveraged financings including management buyouts, recapitalizations, acquisitions and business expansions. While Provident continues to originate nonconforming residential loans, these loans are no longer being held, but are sold with no retained recourse (credit risk). These loans are being sold to third-parties whereby Provident recognizes a gain on the sale.

      Lending businesses where originations have been significantly reduced include the Large Equipment Leasing and Auto Leasing business units. Large Equipment Leasing is the financing of assets such as corporate and commercial aircraft, construction, distribution, manufacturing and mining equipment, as well as transportation equipment including trucks, tractors and freight containers.

- Sale of Higher Risk Portfolio Loans and Leases: Provident sold various loans and leases during the past two years in order to accelerate the reduction of higher risk loans and leases. Portfolio subprime mortgage loans of $471 million and $27 million were sold during 2003 and 2002, respectively. In addition, Provident sold $50 million of classified loans and $62 million in aircraft leases during the fourth quarter of 2003. These sales resulted in a less risky lending portfolio, improved credit quality metrics and reduced future earnings volatility.

- Expansion of Lower Risk Lending Products: Funding formerly used in the higher risk areas noted above is being re-deployed toward lending products which have lower credit risk and less volatile earnings. Provident is expanding its Regional Commercial Banking, Middle-Market Equipment Leasing, and Prime Home Equity business units. Each of these business units are viewed by management as being areas of expertise for Provident with lower risk profiles and better growth opportunities.

- Monitoring of Risk: Over the past two years, Provident significantly enhanced its monitoring of risk. The Credit and Risk Management Group is responsible for establishing the framework for managing and overseeing Provident's credit, operational and compliance risks. Accomplishments within this area include improved and expanded credit policies, implementation of an expanded risk rating system and updated credit risk factors, as well as the addition of portfolio and information specialists, retail analytics staff and centralized risk management operation units. This has resulted in the timely resolution of credit issues, improved credit quality and improved reporting, analysis and forecasting of the credit quality of the lending portfolio.

- Improvement of Capital and Liquidity Levels: During 2003, capital and liquidity levels improved as a result of the sale of the Florida branch network and Merchant Services business. The sale of the Florida branch network included the sale of $883 million in deposits and $368 million in loans. The sale of its Florida branch network also allows Provident to further focus on its core Midwest retail and banking franchise.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


- Expansion of Fee Revenue Businesses: Provident is investing in businesses that generate fee income. These businesses provide Provident with a steady stream of income, with lower risk, while utilizing lower levels of capital. Businesses which fit this description include Red Capital Group, Capstone and Mortgage Banking. Each of these businesses provide a platform to generate fee income from originating, selling and servicing of commercial and residential mortgage loans.

- Higher Concentration of Transaction Deposits: Stronger efforts are being made to obtain low-cost transaction deposits. Included in these efforts is the offering of a no fee deposit account product, improved service and delivery processes, the use of a state-of-the-art contact management and relationship building software tool in all branches, increased training and enhanced incentive plans for branch associates, expanded focus on commercial lending relationships to include their deposit business, and improved internet banking capabilities.

- Customer Focus: Beginning in 2004, Provident is placing a renewed emphasis on the customer experience. A company-wide focus is being placed on customer service, including the creation of "Raving Fans" whereby customers will receive elevated customer service levels and improved problem resolution processes. Additionally, Provident is implementing a new brand image campaign which includes expanded advertising, a logo change and branch additions.

Business Lines

Provident's major business lines are Commercial Banking, Retail Banking and Mortgage Banking. The following table summarizes net income by major lines of business for the years ended December 31, 2003 2002 and 2001. Condensed income statements and total assets are provided in Note 21 of the "Notes to Consolidated Financial Statements".

                                                                          Percentage
                                                                     Increase (Decrease)
                                                                     -------------------
(Dollars in Millions)       2003          2002          2001         2003/02    2002/01
                           -------       -------       -------       -------    -------
Net Income:
  Commercial Banking       $  69.4       $  57.7       $  (0.8)           20%       n/m
  Retail Banking              26.3          27.1           6.0            (3)       352%
  Mortgage Banking             9.3           9.5          (6.2)           (2)       n/m
  Corporate Center            (8.3)          1.2            --           n/m        n/m
                           -------       -------       -------
                           $  96.7       $  95.5       $  (1.0)            1        n/m
                           =======       =======       =======

--------------------
  n/m - not meaningful

Key components of the management reporting process follow:

- Risk-Based Equity Allocations: Provident uses a comprehensive approach for measuring risk and making risk-based equity allocations. Risk measurements are applied to credit, operational and other corporate-level risks.

- Transfer Pricing: Provident utilizes a matched funded transfer pricing methodology that in most cases isolates the business units from fluctuations in interest rates, and provides management with the ability to measure business unit, product and customer level profitability based on the financial characteristics of the products rather than the level of interest rates.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


- Provision for Loan and Lease Losses: Business lines are charged for provision based upon their level of net charge-offs as well as the size and composition of their lending portfolio.

- Cost Allocations: Provident applies a detailed approach to allocating costs at the business unit, product and customer levels. Allocations are generally based on volume/activity and are reviewed and updated regularly.

- Corporate Center: Corporate Center includes balance sheet and income statement items not allocated to the primary business lines, and gain/loss on the sale of investment securities.

      Business line descriptions and analyses follow:

- Commercial Banking provides a broad range of commercial banking and commercial real estate products, services and solutions. Areas of focus and expertise include regional middle-market lending, equipment leasing and financing, treasury management, and loan servicing, transaction structuring and various capital solutions for the multi-family housing industry. Primary operating groups within Commercial Banking are Regional Middle-Market Commercial Banking, Commercial Real Estate, Middle-Market Equipment Leasing and Financing and Corporate Services.

      Net income for Commercial Banking for the years ending December 31, 2003, 2002 and 2001 was $69.4 million, $57.7 million and ($0.8) million, respectively. Contributing to the higher net income for 2003 was an increase in noninterest income and lower provision expense, which was partially offset by lower net interest income and higher operating expenses.

      The growth in noninterest income came primarily from its fee-based commercial real estate businesses, Red Capital Group and Capstone Realty Advisors. Both Red Capital Group and Capstone recognized a significant increase in revenue while utilizing lower levels of capital. The favorable rate environment during the past year provided for an increased demand for their services.

      Average assets for 2003 increased $323 million, or 5%, compared to 2002. However, net interest income for 2003 failed to keep pace with asset growth due to modest spread compression. Furthermore, provision expense decreased in 2003 primarily due to an overall improvement in credit quality of the commercial loan portfolio.

      Competitive product offerings contributed to an increase in deposits for 2003. Average commercial deposits for 2003 increased by $355 million, or 49%, as compared to 2002. Product offerings have attracted new relationships and generated more business from the existing commercial customer base.

      The loss incurred during 2001 and the improvement in 2002 can be primarily attributed to provision and other credit-related charges. During 2001, Commercial Banking was affected by a weak economy which was accentuated by the impact of the events of September 11, 2001. Commercial Banking incurred credit write-offs and residual impairments from loans and leases to the commercial airline industry. In addition, net income was reduced as a result of higher loan loss provision due to a need to boost its reserve for

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


      loan and lease losses. Although the economy remained stagnant in 2002, credit related volatility declined which resulted in Commercial Banking benefiting from lower provision and other credit related charges during 2002 as compared to 2001.

      Management continues to reposition this business line in order to produce a more predictable earnings pattern. Management has de-emphasized its higher credit risk areas of structured finance lending and large equipment leasing while growing its lower credit risk areas of middle-market leasing and regional middle-market commercial lending units.

- Retail Banking provides a variety of deposit, credit and investment products, services and solutions to consumers and small businesses through various delivery channels including: branches, ATMs, a call center and the internet. Consumer lending primarily focuses on offering home equity loans to high credit-quality borrowers. Primary operating groups within Retail Banking include Branch Banking, Business Banking and Consumer Lending/Prime Home Equity. Retail Banking also includes Provident Financial Advisors, which provides an extensive range of investment, insurance and financial products, services and solutions to individuals, businesses and government agencies.

      Net income for Retail Banking was $26.3 million, $27.1 million and $6.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The slight decrease in net income during 2003 occurred primarily as a result of a decrease in net interest income on total retail deposits. The decrease in the deposit net interest income is due primarily to the current low interest rate environment. Management has directed its efforts to the home equity lending business. This portfolio grew from $1.1 billion at December 31, 2002 to $1.5 billion at year-end 2003. Management believes that the change in the overall lending portfolio mix will result in an overall lower exposure to credit risk.

      Transaction deposits for Retail Banking increased 18% in 2003. However, total retail deposit growth decreased slightly due to less aggressive pricing on certificates of deposits. Provident plans to further enhance its distribution system to improve customer acquisition and market penetration, including opening new branch locations.

      Net income increased during 2002 primarily as a result of increased net interest income on deposits and lower provision for loan and lease losses. The lower provision was due to slower loan growth and a lower level of loan loss reserves as compared to 2001.

- Mortgage Banking offers conforming and nonconforming residential mortgage loans to consumers, and also provides fee-based loan processing, loan warehousing and servicing for third party originators. Loans are originated through retail, broker and correspondent channels and are sold on a non-recourse whole-loan basis. Primary operating areas within Mortgage Banking include Residential Mortgage Origination and Sales, Third-Party Loan Servicing and Warehouse Lending Services.

      Net income for 2003 was $9.3 million as compared to net income of $9.5 million for 2002 and net loss of $6.2 million for 2001. Positive trends within Mortgage Banking included the contributions of Warehouse Lending

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


      which funded loans of $12.7 billion in 2003 versus $7.8 billion in 2002. The servicing balance for third-party originators (excludes securitized loans) also continued to rise in 2003, increasing from $5.1 billion on December 31, 2002 to $10.1 billion on December 31, 2003. Gains recognized on the sale of loans was $11.9 million during 2003 compared to $13.8 million for 2002.

      The net loss reported in 2001 was driven by the decision to change the structure of securitizations resulting in the elimination of gain-on-sale accounting. This decision resulted in no gain on sales of securitized loans being recognized in 2001 as compared to pre-tax gains of $30.3 million being recognized during 2000.

      Mortgage Banking, following the overall company strategy of risk reduction, continues to implement strategic initiatives to reduce the business' risk profile. Nonconforming loan originations continue to be sold to investors on a whole-loan basis.

- Corporate Center includes revenues and expenses not allocated to the primary business lines, including any item not related to their operating activity. The net loss of $8.3 million for 2003 and net income of $1.2 million for 2002 resulted from the following actions taken by management: the sale of subprime loans, Merchant Services, Florida assets and liabilities, and classified loans and aircraft leases; the early retirement of higher interest rate debt; contract termination, severance and business exit costs; and the impairment of equity investments and aircraft lease residuals. Corporate Center also includes realized gains on security sales and certain warrant gains.

Related Party Transactions

Provident, in its normal course of business, has had transactions with its directors, officers, principal shareholders and affiliates including American Financial Group, Inc. and its subsidiaries. All such transactions are on terms no less favorable to Provident than those which could be obtained with non-affiliated parties. These transactions include the leasing of its corporate headquarters and additional office space, insurance coverage, advertising, tickets, suite rental, record retention services, guard services, extensions of credit, and maintaining investments of commercial paper, repurchase agreements and deposit accounts. For details concerning these transactions, see Note 22 of the "Notes to Consolidated Financial Statements."

Net Interest Income

Net interest income for the year ended December 31, 2003, was essentially unchanged compared to 2002. Interest income and interest expense declined approximately $84 million each. Increases in the average balances of interest earning assets and interest bearing liabilities were offset by lower average interest rates.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Net interest margin represents net interest income as a percentage of average interest earning assets. The net interest margin, on a tax-equivalent basis, was 2.18%, 2.41% and 2.19% for 2003, 2002 and 2001, respectively. Average loan balances include nonperforming loans. This decrease was driven by changes in rates and volumes of earning assets and the corresponding funding sources. The net interest spread is the difference between the average yield earned on assets and the average rate incurred on liabilities. The following table details the components of the change in net interest income and expense (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the years ended December 31, 2003, 2002 and 2001.

                                                               Year Ended December 31,
                             -----------------------------------------------------------------------------------------
                                         2003                           2002                          2001
                             ----------------------------   ----------------------------  ----------------------------
                             Average    Income/    Avg.     Average    Income/     Avg.   Average    Income/    Avg.
(Dollars in Millions)        Balance    Expense    Rate     Balance    Expense     Rate   Balance    Expense    Rate
                             -------    -------   -------   -------    -------   -------  -------    -------   -------
ASSETS
 Interest Earning Assets:
  Loans/Leases:
   Corporate Lending:
    Commercial               $ 4,388    $ 247.0      5.63%  $ 4,312    $ 273.4      6.34% $ 4,655    $ 377.2      8.10%
    Mortgage                     949       52.0      5.48       909       56.5      6.22      864       69.2      8.02
    Construction                 515       21.6      4.20       546       24.6      4.51      570       40.5      7.10
    Lease Financing            1,254      104.7      8.35     1,199      109.9      9.16      958       92.4      9.65
   Consumer Lending:
    Installment                1,487       67.7      4.55     1,054       65.4      6.21      774       68.7      8.87
    Residential                  266       29.6     11.12       737       70.6      9.59    1,008       99.9      9.91
    Lease Financing              192       12.6      6.56        --         --        --       --         --        --
                             -------    -------   -------   -------    -------   -------  -------    -------   -------
     Total Loans/Leases        9,051      535.2      5.91     8,757      600.4      6.86    8,829      747.9      8.47
  Investment Securities        4,514      186.5      4.13     3,882      217.7      5.61    3,158      204.5      6.47
  Federal Funds Sold and
   Reverse Repurchase
   Agreements                    395        7.0      1.76       125        3.4      2.71       92        4.2      4.59
  Other Short-Term
   Investments                   542       29.0      5.35       341       20.0      5.85      297       16.8      5.66
                             -------    -------   -------   -------    -------   -------  -------    -------   -------
 Total Earning Assets         14,502      757.7      5.22%   13,105      841.5      6.42%  12,376      973.4      7.86%
 Cash and Noninterest
  Bearing Deposits               301                            255                           255
 Leased Equipment              1,999                          2,477                         2,491
 Other Assets                    817                            701                           926
                             -------                        -------                       -------
  Total Assets               $17,619                        $16,538                       $16,048
                             =======                        =======                       =======
LIABILITIES AND
 SHAREHOLDERS' EQUITY
 Interest Bearing
  Liabilities:
  Deposits:
   Demand Deposits           $ 1,161       15.9      1.37%  $   696        9.8      1.40% $   484       12.1      2.50%
   Savings Deposits            1,517       26.2      1.73     1,472       29.0      1.97    1,548       56.5      3.65
   Time Deposits               6,643      173.5      2.61     6,134      223.4      3.64    5,828      317.8      5.45
                             -------    -------   -------   -------    -------   -------  -------    -------   -------
    Total Deposits             9,321      215.6      2.31     8,302      262.2      3.16    7,860      386.4      4.92
  Short-Term Debt:
   Federal Funds
    Purchased and
    Repurchase Agreements      1,206       28.0      2.32     1,182       30.3      2.56    1,156       46.8      4.05
   Commercial Paper              265        3.2      1.23       280        5.3      1.91      229        9.0      3.92
                             -------    -------   -------   -------    -------   -------  -------    -------   -------
    Total Short-Term Debt      1,471       31.2      2.12     1,462       35.6      2.44    1,385       55.8      4.03
  Long-Term Debt               3,609      176.6      4.89     3,990      204.7      5.13    3,877      230.1      5.93
  Junior Subordinated
   Debentures                    451       18.3      4.04       451       23.3      5.16      422       30.5      7.24
                             -------    -------   -------   -------    -------   -------  -------    -------   -------
 Total Interest Bearing
  Liabilities                 14,852      441.7      2.97%   14,205      525.8      3.70%  13,544      702.8      5.19%
 Noninterest Bearing
  Deposits                     1,327                            945                         1,220
 Other Liabilities               558                            541                           387
 Shareholders' Equity            882                            847                           897
                             -------    -------   -------   -------    -------   -------  -------    -------   -------
  Total Liabilities and
   Shareholders' Equity      $17,619                        $16,538                       $16,048
                             =======                        =======                       =======
Net Interest Income                     $ 316.0                        $ 315.7                       $ 270.6
                                        =======                        =======                       =======
Net Interest Margin                                  2.18%                          2.41%                         2.19%
                                                  =======                        =======                       =======
Net Interest Spread                                  2.25%                          2.72%                         2.67%
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

                                                       Year Ended December 31,
                                     ---------------------------------------------------------
                                        2003 Changes from              2002 Changes from
                                            2002 Due to                    2001 Due to
                                     -------------------------       -------------------------
(In Thousands)                        Volume           Rate            Volume          Rate
                                     ---------       ---------       ---------       ---------
Interest Earned On:
 Loans and Leases:
  Corporate Lending:
   Commercial                        $   4,747       $ (31,195)      $ (26,271)      $ (77,508)
   Mortgage                              2,416          (6,941)          3,449         (16,189)
   Construction                         (1,338)         (1,674)         (1,681)        (14,192)
   Lease Financing                       4,899         (10,058)         22,311          (4,845)
  Consumer Lending:
   Installment                          22,522         (20,272)         20,724         (23,977)
   Residential                         (50,915)          9,876         (26,138)         (3,179)
   Lease Financing                      12,632              --              --              --
                                     ---------       ---------       ---------       ---------
    Net Loans and Leases                (5,037)        (60,264)         (7,606)       (139,890)
 Investment Securities                  31,866         (63,074)         42,933         (29,647)
 Federal Funds Sold and
  Reverse Repurchase Agreements          5,112          (1,544)          1,217          (2,068)
 Short-Term Investments                 10,901          (1,829)          2,529             594
                                     ---------       ---------       ---------       ---------
     Total                              42,842        (126,711)         39,073        (171,011)
                                     ---------       ---------       ---------       ---------
Interest Paid On:
 Demand Deposits                         6,375            (229)          4,136          (6,441)
 Savings Deposits                          855          (3,608)         (2,643)        (24,864)
 Time Deposits                          17,328         (67,251)         15,968        (110,354)
                                     ---------       ---------       ---------       ---------
  Total Deposits                        24,558         (71,088)         17,461        (141,659)
 Short-Term Debt:
  Federal Funds Purchased
   and Repurchase Agreements               622          (2,942)          1,016         (17,567)
  Commercial Paper                        (278)         (1,813)          1,695          (5,321)
                                     ---------       ---------       ---------       ---------
   Total Short-Term Debt                   344          (4,755)          2,711         (22,888)
 Long-Term Debt                        (18,928)         (9,172)          6,560         (31,879)
 Junior Subordinated Debentures             23          (5,045)          1,974          (9,251)
                                     ---------       ---------       ---------       ---------
     Total                               5,997         (90,060)         28,706        (205,677)
                                     ---------       ---------       ---------       ---------
Net Interest Income                  $  36,845       $ (36,651)      $  10,367       $  34,666
                                     =========       =========       =========       =========


Noninterest Income

The following table details the components of noninterest income and their change since 2001:

                                                                                                 Percentage
                                                                                            Increase (Decrease)
                                                                                          ------------------------
(Dollars in Thousands)                            2003          2002          2001         2003/02         2002/01
                                                --------      --------      --------      --------        --------
Service Charges on Deposit Accounts             $ 50,023      $ 45,184      $ 39,924            11%             13%
Loan Servicing Fees                               40,163        36,980        34,469             9               7
Commercial Mortgage Banking Revenue               44,791        25,354        29,490            77             (14)
Other Service Charges and Fees                    50,935        45,418        37,390            12              22
Leasing Income                                   510,109       605,887       584,065           (16)              4
Cash Gain on Sales of Loans                       20,333        15,691         6,311            30             149
Warrant Gains                                      1,636         8,186           412           (80)          1,887
Security Gains                                     6,307         2,596            --           143              --
Net Gain on Florida Assets and Liabilities        74,998            --            --            --              --
Net Gain on Merchant Services Business            19,000            --            --            --              --
Other                                             26,994        20,196        24,375            34             (17)
                                                --------      --------      --------
  Total Noninterest Income                      $845,289      $805,492      $756,436             5%              7%
                                                ========      ========      ========

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Explanations for significant changes in noninterest income by category follow:

- Service Charges on Deposit Accounts: Increases in overdraft fees and service charges on corporate deposit accounts were the primary reasons for the increase in service charges on deposit accounts in both 2003 and 2002.

- Loan Servicing Fees: In 2003, mortgage servicing fees increased for both residential and multi-family loans. Loan servicing fees increased during 2002 as increases in fees from servicing multi-family loans and residential mortgage loans were partially offset by decreases in fees from servicing securitized residential mortgage and credit card portfolios. Total loans serviced for others at December 31, 2003, 2002 and 2001 were $21.1 billion, $17.5 billion and $12.5 billion.

- Commercial Mortgage Banking Fees: Increases in fees from both Red Capital Group and Capstone resulted in higher commercial mortgage banking fees in 2003. A decrease in commercial mortgage banking fees from Red Capital Group was the primary reason for the decrease in 2002.

- Other Service Charges and Fees: During 2003, other service charges and fees increased due primarily to increased fees from commercial banking and trust services. These increases offset a decline in fees due to the sale of Provident's merchant services business in the second quarter of 2003. Other service charges and fees increased during 2002 due primarily to an increase in other fee income generated from Mortgage Banking and funds management fees, more than offsetting a decrease in credit card fees.

- Leasing Income: The decrease in leasing income in 2003 was a result of amortization of the portfolio and because auto leases originated since February, 2003 have been classified as finance leases rather than operating leases. In February, 2003, Provident changed the structure of the residual insurance it obtains on its auto leases resulting in this type of lending being classified as a direct financing lease in the loan category and income being recorded as interest income. Leasing income increased during 2002 due primarily to increases in income from auto leases.

- Gain on Sales of Loans and Leases: Gain on sales of loans and leases increased $4.6 million in 2003, due primarily to strong growth in the sales of home equity loans and lines of credit tempered by slower than expected production levels in mortgage whole-loan sales. The $9.4 million increase in 2002 was a result of gains recognized from the sale of nonconforming residential mortgage loans on a whole-loan basis, a strategy that Provident implemented during the third quarter of 2001. The following table provides detail of the gain on sales recognized during the past three years.

(In Thousands)                                      2003         2002         2001
                                                  -------      -------      -------
Cash Gains -- Loan and Lease Sales:
  Nonconforming Residential Whole-Loan Sales      $11,912      $13,756      $ 3,177
  Home Equity Loan Sales                            7,293        1,253           --
  Conforming Residential Whole-Loan Sales             792          306        1,544
  Other Loan Sales                                    336          376        1,590
                                                  -------      -------      -------
                                                  $20,333      $15,691      $ 6,311
                                                  =======      =======      =======

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


- Warrant Gains: Provident's Commercial Banking business line from time to time acquires equity warrants as a part of the lending fee structure established with customers. Warrant gains totaled $1.6 million for 2003 as compared to $8.2 million for 2002 and $0.4 million for 2001.

- As part of its strategic repositioning, Provident sold the Merchant Services business in the second quarter and Florida branches, deposits and loans in the fourth quarter of 2003. These sales resulted in gains of $19 million and $75 million, respectively.

- Other: An increase in fees associated with investment portfolio management and other trading activities was the primary reason for the increase in other income in 2003. The decrease in other income during 2002 was due primarily to a decrease in income from equity investments.

Noninterest Expense

The following table details the components of noninterest expense and their change since 2001:

                                                                                         Percentage
                                                                                     Increase (Decrease)
                                                                                  ------------------------
(Dollars in Thousands)                    2003          2002          2001         2003/02         2002/01
                                        --------      --------      --------      --------        --------
Salaries, Wages and Benefits            $253,399      $233,178      $201,715             9%             16%
Charges and Fees                          32,152        30,531        31,888             5              (4)
Occupancy                                 25,365        23,637        22,605             7               5
Leasing Expense                          365,408       416,508       402,372           (12)              4
Equipment Expense                         26,285        24,345        25,234             8              (4)
Professional Fees                         32,667        25,990        24,507            26               6
Minority Interest Expense                 12,788         7,069            --            81              --
Debt Retirement Charge                    25,584            --            --            --              --
Disposition Cost of Subprime Loans         6,914            --            --            --              --
Other                                    119,493       114,770       104,663             4              10
                                        --------      --------      --------
  Total Noninterest Expense             $900,055      $876,028      $812,984             3%              8%
                                        ========      ========      ========

Components of noninterest expense, along with an explanation as to their fluctuations, follow:

- Salaries, Wages and Benefits: Salaries, wages and benefits increased $20.2 million in 2003 due primarily to increased commissions for commercial mortgage banking activities and staffing increases in loan servicing, risk management and retail. Compensation increased in 2002 due primarily to increased staffing and incentive pay in areas where opportunities for growth exist, such as middle-market commercial lending, middle-market equipment leasing and mortgage servicing.

- Charges and Fees: Charges and fees increased in 2003 due to a $3.5 million writedown of intangible assets, partially offset by a decrease in expenses related to credit risk transfer transactions. The decrease in 2002 resulted from the decrease in goodwill amortization expense more than offsetting the increase in expenses related to credit risk transfer transactions. Details concerning goodwill amortization and credit transfer transactions are provided in Notes 8 and 20, respectively, included in "Notes to Consolidated Financial Statements."

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


- Occupancy: Increased rent expense along with depreciation expense for leased branches were the primary reasons for higher occupancy expense in 2003. The increase in 2002 over 2001 was due to higher depreciation expense, guard services and utilities.

- Leasing Expense: Similar to leasing income, leasing expense decreased in 2003 due to auto leases originated since February 2003 being classified as finance leases rather than operating leases. An increase in auto lease depreciation expense was the primary reason for the increase in leasing expense for both 2002 and 2001.

- Equipment Expense: Equipment expense increased in 2003 primarily due to increased depreciation expense and equipment rental expense, while the decrease in 2002 was due primarily to a reduction in depreciation expense.

- Professional Fees: Professional fees increased in 2003 primarily as a result of increased legal fees for the Commercial Banking area and corporate litigation. Professional fees increased in 2002 due primarily to legal, consulting and other professional fees related to loan collections.

- Minority Interest Expense: Minority interest expense relates to dividends payable on $165 million of Preferred Stock of PFGI Capital Corporation, a real estate investment trust that was formed late in the second quarter of 2002. The expense for 2003 contains a full year of dividend payments. The dividends are payable at an annualized rate of 7.75%. Additional information on minority interest may be found on Note 13 of "Notes to Consolidated Financial Statements."

- Debt Retirement Charge: In the fourth quarter of 2003, Provident recorded charges related to the early retirement of high-rate debt. The total debt retired amounted to $292.2 million.

- Disposition Cost of Subprime Loans: Provident sold subprime residential mortgage loans and foreclosed properties during the second quarter of 2003. Disposition costs of $6.9 million were recorded from the loss on sale of other real estate and other contingencies associated with the sale.

- Other: Larger expenses included within other noninterest expense include marketing ($10.8 million, $11.0 million and $9.2 million in 2003, 2002, and 2001, respectively), travel ($10.4 million, $8.9 million and $9.0 million in 2003, 2002 and 2001, respectively), franchise taxes ($8.5 million, $7.0 million and $8.5 million in 2003, 2002 and 2001, respectively), data processing expense ($10.0 million, $7.8 million and $5.6 million in 2003, 2002 and 2001, respectively) and insurance expense ($14.8 million, $13.1 million and $10.4 million in 2003, 2002 and 2001, respectively).

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Short-Term Investments and Investment Securities

As of December 31, 2003 and 2002, federal funds sold and reverse repurchase agreements outstanding were $253.3 million and $188.9 million, respectively. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment demands, any remainder is placed in overnight federal funds.

As of December 31, 2003 and 2002, Provident held $119.6 million and $127.8, respectively, in trading account securities. Provident trades investment securities with the intention of recognizing short-term profits. These securities are carried at fair value with realized and unrealized gains and losses reported in other noninterest income.

Provident classified $595.5 million and $436.9 million of loans as held for sale at December 31, 2003 and 2002, respectively. At year-end 2003, these loans consisted of $479.9 million of multifamily loans, $106.1 million of nonconforming residential mortgage loans, $6.4 million of conforming residential mortgage loans and $3.1 million of commercial leases. Activities related to the multifamily loans held for sale are predominantly a part of the operations of Red Capital Group. The multifamily loans are either insured by the Federal Housing Association or subject to purchase contracts from Fannie Mae or Freddie Mac. These loans are usually outstanding for sixty days or less. The remainder of the activities related to the multifamily loans held for sale are part of the operations of Capstone Realty Advisors. Nonconforming residential mortgage loans are being sold on a whole-loan basis. This is part of an initiative started during 2001 to reduce the risk profile of the Mortgage Banking business line.

Investment securities purchased with the intention of being held for indefinite periods of time are classified as available for sale. These securities totaled $4.5 billion and $4.2 billion as of December 31, 2003 and 2002, respectively. During 2003, Provident actively changed its investment portfolio mix from mortgage-backed pass-through securities to agency debt and collateralized mortgage obligations. As a result, Provident was able to shorten the overall duration of its investment portfolio, thereby reducing its interest rate risk exposure to rising interest rates and also reducing the market value fluctuations on the overall portfolio.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The amortized cost and market value of investment securities available for sale at the dates indicated are summarized in the following table:


                                                    Amortized Cost at December 31,
                                              ----------------------------------------
(In Thousands)                                   2003           2002           2001
-----------------------------------------     ----------     ----------     ----------
US Treasury and Federal Agency Debentures     $  608,808     $  310,244     $  302,912
State and Political Subdivisions                   1,360          1,838          3,185
Mortgage-Backed Securities                     3,250,117      3,240,192      2,700,620
Other Securities                                 714,192        606,237        503,884
                                              ----------     ----------     ----------
    Total Securities                          $4,574,477     $4,158,511     $3,510,601
                                              ==========     ==========     ==========

                                                    Market Value at December 31,
                                              ----------------------------------------
(In Thousands)                                   2003           2002           2001
-----------------------------------------     ----------     ----------     ----------
US Treasury and Federal Agency Debentures     $  611,122     $  316,143     $  306,556
State and Political Subdivisions                   1,400          1,875          3,199
Mortgage-Backed Securities                     3,207,230      3,291,512      2,673,174
Other Securities                                 708,160        605,708        503,129
                                              ----------     ----------     ----------
    Total Securities                          $4,527,912     $4,215,238     $3,486,058
                                              ==========     ==========     ==========



The following table shows the December 31, 2003 maturities and weighted average yields for investment securities. Yields on equity securities that comprise the fixed rate, due after 10 years classification of other securities have been omitted from the table. A 35% tax rate was used in computing the tax equivalent yield adjustment. The yields shown are calculated based on amortized cost and effective yields weighted for the scheduled maturity of each security. Securities are assigned to maturity categories based on their estimated average lives.



                                                     Fixed Rate                              Floating Rate
                                           ------------------------------           ------------------------------
                                                                                                         Weighted
                                                                                     Weighted             Average
                                                                                      Average            Yield On
                                           Amortized            Yield To             Amortized           Current
(Dollars in Thousands)                        Cost              Maturity               Cost            Coupon Rates
----------------------                        ----              --------               ----            ------------
US Treasury and Federal Agency
  Debentures:
    Due in one year or less                $  312,352             4.22%             $      749               1.06%
    Due after 1 through 5 years               174,819             3.41                      --
    Due after 10 years                             --                                  120,888               4.19
                                           ----------          -------              ----------            -------
      Total                                $  487,171             3.93%             $  121,637               4.17%
                                           ==========          =======              ==========            =======
State and Political Subdivisions:
    Due after 10 years                     $    1,360             7.66%             $       --                 --%
                                           ==========          =======              ==========            =======
Mortgage-Backed Securities:
    Due in one year or less                $   95,243             5.29%             $       --                 --%
    Due after 1 through 5 years             2,434,157             5.46                   2,625               2.64
    Due after 5 through 10 years              519,850             4.68                  11,798               2.85
    Due after 10 years                        165,437             6.58                  21,007               2.67
                                           ----------          -------              ----------            -------
      Total                                $3,214,687             5.39%             $   35,430               2.73%
                                           ==========          =======              ==========            =======
Other Securities:
    Due in one year or less                $       --               --%             $   31,698               1.37%
    Due after 1 through 5 years               172,768             6.49                 329,915               1.53
    Due after 5 through 10 years                   --               --                  21,383               2.32
    Due after 10 years                        118,428               --                  40,000               2.35
                                           ----------          -------              ----------            -------
      Total                                $  291,196             6.49%             $  422,996               1.64%
                                           ==========          =======              ==========            =======


                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Loans and Leases

As of December 31, 2003 and 2002, total on-balance sheet loans and leases were $8.9 billion and $9.1 billion, respectively. Provident had an additional $1.3 billion and $2.1 billion of off-balance sheet securitized loans and leases and $3.8 billion and $3.0 billion of Fannie Mae DUS loans as of year-end 2003 and 2002, respectively. As a result of recent earnings volatility, management re-evaluated the risk/reward relationships of its lending portfolio. During the second half of 2001, Provident implemented a whole-loan sale strategy for its nonconforming residential loans. During the second quarter of 2003, Provident sold nearly all of the subprime residential mortgage loan portfolio. Also, management decided to de-emphasize structured finance lending and large-ticket equipment leasing while placing a greater focus on regional middle-market commercial lending and middle-market equipment leasing. During the fourth quarter of 2003, Provident sold approximately $112 million of commercial loans and leases, many of which involved financing to the commercial airline industry. As a result of these actions, Provident's lending portfolio has a much lower concentration of subprime residential loans and commercial airline industry loans, a higher concentration of middle-market corporate leases, and a lower risk profile of commercial loans. Provident does not have material exposure to foreign loans. The following table shows on-balance sheet loans and leases outstanding at period end by type of loan:



                                                          December 31,
                              ---------------------------------------------------------------------
(Dollars in Millions)            2003           2002           2001           2000           1999
-------------------------     ---------      ---------      ---------      ---------      ---------
Dollar:
 Corporate Lending:
  Commercial                  $ 4,038.5      $ 4,482.4      $4,540.1      $4,580.2      $3,990.9
  Mortgage                        961.9          960.6         939.8         823.5         576.6
  Construction                    452.6          510.3         528.0         610.5         559.8
  Lease Financing               1,275.3        1,273.9       1,106.1         566.1         376.6
 Consumer Lending:
  Installment                   1,670.7        1,306.8         913.4         580.1         476.5
  Residential                      36.2          599.8         922.7         835.5         653.7
  Lease Financing                 460.3             --            --            --            --
                              ---------      ---------      --------      --------      --------
   Total Loans and Leases     $ 8,895.5      $ 9,133.8      $8,950.1      $7,995.9      $6,634.1
                              =========      =========      ========      ========      ========
Percentage:
 Corporate Lending:
  Commercial                       45.4%          49.1%         5.07%         57.3%         60.1%
  Mortgage                         10.8           10.5          10.5          10.3           8.7
  Construction                      5.1            5.6           5.9           7.6           8.4
  Lease Financing                  14.3           13.9          12.4           7.1           5.7
 Consumer Lending:
  Installment                      18.8           14.3          10.2           7.3           7.2
  Residential                       0.4            6.6          10.3          10.4           9.9
  Lease Financing                   5.2             --            --            --            --
                              ---------      ---------      ---------      --------      -------
   Total Loans and Leases         100.0%         100.0%        100.0%        100.0%        100.0%
                              =========      =========      =========      ========      =======


                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following table shows the composition of the commercial loan category by industry type at December 31, 2003, including loan amounts on which interest is not being accrued:


                                                                                             Amount on
(Dollars in Millions)                                              Amount        %           Nonaccrual
----------------------------------------------------          -------------     ----         ----------
Real Estate Operators/Developers/General Contractors          $     494.3         12          $    8.8
Mortgage Warehousing Lines                                          493.5         12               4.6
Banking and Finance Activities                                      194.8          5              11.1
Transportation                                                      186.7          5               0.3
Healthcare                                                          175.7          4               0.6
Business Services                                                   157.7          4               8.6
Metals                                                              152.9          4               1.8
Retailing                                                           141.7          3               0.1
Tourism and Entertainment                                           139.2          3               0.1
Automobile Dealers                                                  121.5          3                --
Machinery and Equipment                                             114.4          3               4.5
Construction                                                        106.6          3               0.9
Commercial Aviation Related (1)                                     103.5          3              13.3
Eating and Drinking Establishments                                   96.6          2               0.2
Financial Services                                                   89.3          2               1.7
Automotive Services/Parts                                            76.7          2               2.8
Chemicals                                                            65.4          2                --
Technology                                                           63.7          2               3.3
Other (includes 20 industry types)                                1,064.3         26               7.6
                                                              -----------        ---          --------
   Total                                                      $   4,038.5        100          $   62.3
                                                              ===========        ===          ========

(1) Includes $20 million of loans related to the commercial airline industry, and aircraft used in private, charter and corporate markets



Consistent with lower activity within the industry, mortgage warehousing lines decreased $146 million during 2003 to $494 million. All loans are underwritten to Provident and secondary market standards as part of Provident's control processes related to this activity.

At December 31, 2003, Provident had loans and leases of $97 million to commercial airline carriers, including $20 million of commercial loans and $77 million of finance and operating leases. The $81 million decrease during 2003 was primarily as a result of the commercial loan and lease sales that occurred in the fourth quarter of 2003. As the events of September 11, 2001 continued to have a significant financial impact upon the airline industry and the resale value of aircraft, Provident recorded credit costs and other expenses of $36 million and $34 million during 2003 and 2002, respectively, related to secured commercial airline loans and leases.

At December 31, 2003, Provident had approximately $626 million of commercial loans that are to borrowers who have shared national credit loans. Generally, shared national credit loans are loans that have a commitment amount of at least $20 million and involve three or more supervised financial institutions. In an on-going effort to diversify its portfolio, the shared national credit loans in which Provident participates are distributed across thirty-two industry types, with the largest industry concentration (real estate) accounting for approximately 14% of its total shared national credit loans. The real estate category is comprised of loans to borrowers with different risks characteristics, including single family home developers, commercial property owner/operators, and commercial realtors and property managers. The average outstanding balance of a shared national credit loan was $3.9 million.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following table shows the composition of commercial mortgage and construction loans by property type at December 31, 2003:


                               Commercial    Commercial                              Amount on
(Dollars in Millions)           Mortgage    Construction    Total      Percentage    Nonaccrual
---------------------           --------    ------------    -----      ----------    ----------

Office / Warehouse              $  179.6     $   70.2     $  249.8          17.7%     $    5.6
Residential Development            126.7        108.5        235.2          16.6           3.3
Apartments                         166.5         57.1        223.6          15.8           1.2
Shopping / Retail                  124.5         43.4        167.9          11.9            --
Healthcare Facilities               98.1          6.5        104.6           7.4            --
Hotel / Motel                       83.1          2.8         85.9           6.1            .1
Land                                30.9         41.1         72.0           5.1            --
Industrial Plants                   27.7           --         27.7           1.9            --
Other Commercial Properties        124.8        123.0        247.8          17.5            .4
                                --------     --------     --------      --------      --------
                                $  961.9     $  452.6     $1,414.5         100.0%     $   10.6
                                ========     ========     ========      ========      ========


Commercial and real estate construction loans outstanding at December 31, 2003 are shown in the following table by maturity, based on remaining scheduled repayments of principal:


                                                   After 1
                                       Within    but Through     After
(In Millions)                          1 Year      5 Years      5 Years        Total
-------------                          ------      -------      -------        -----
Commercial                            $1,713.9     $2,006.9     $  317.7     $4,038.5
Commercial Construction                  247.2        178.6         26.8        452.6
                                      --------     --------     --------     --------
   Total                              $1,961.1     $2,185.5     $  344.5     $4,491.1
                                      ========     ========     ========     ========

Loans Due After One Year:
  At predetermined interest rates                                            $  229.9
  At floating interest rates                                                  2,300.2

As of December 31, 2003, Provident had $1.3 billion in commercial lease financings. These leases were comprised of $1.1 billion of mid-ticket equipment leases and $0.2 billion of large-ticket equipment leases.

Residential mortgage loans decreased $564 million during 2003, due to the sale of subprime residential mortgage loans that occurred in the second quarter of 2003. Prior to the loan sale, residential mortgage loans had been declining due to Provident's implementing a whole-loan sale strategy for its nonconforming residential loans during the second half of 2001. The loan sale, which also lowered the level of nonperforming assets, gives Provident a lower concentration of nonconforming residential loans and allows it to concentrate more of its resources on its strategic initiatives such as home equity, regional lending and mid-ticket leasing portfolios.

The following table shows the composition of the installment loan category by loan type at December 31:

                                                   Percentage
                                                    Increase
(Dollars in Millions)      2003         2002       (Decrease)
---------------------      ----         ----       ----------
Home Equity              $1,484.4     $1,110.7          33.6%
Indirect Installment        123.2        120.3           2.4
Direct Installment           46.1         60.1         (23.3)
Other Consumer Loans         17.0         15.7           8.3
                         --------     --------      --------
                         $1,670.7     $1,306.8          21.0%
                         ========     ========      ========

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS





Credit Risk Management

Over the past year, Provident executed its previously described portfolio strategies, balanced with identifying and building upon key in-market relationships. Clear business and portfolio strategies provided focus to relationship marketing and aggressive disposition of non-strategic portfolios and problem loans.

The year ended 2003 resulted in marked change in the portfolio's composition. A balance of risk and return, reduced volatility, and portfolio and franchise suitability were important drivers of the change. Provident completed its desired reduction of cash flow lending, culminated by the fourth quarter accelerated sale of non-performing loans, the fourth quarter sale of a significant amount of commercial airline exposure and the second quarter sale of the nonconforming residential mortgage portfolio. Provident continues to emphasize growth in its regional middle-market commercial lending, middle-market leasing and prime home equity businesses as management believes these loans will generate more predictable future earnings streams.

Enhanced processes have improved management's understanding of the portfolios and the value of the continuing businesses and relationships. Active use of an independent Special Assets Division, Portfolio Risk Review, and an expanded Senior Credit Officer network allow Provident to ensure independent oversight and improved communication of issues and problems throughout the portfolio. In addition, Credit and Risk Management is responsible for establishing and overseeing Provident's credit risk policies addressing underwriting standards, internal lending limits and methodologies for monitoring credit risk within the various loan and lease portfolios. These policies have enhanced initial and ongoing risk management and monitoring capabilities.

Provident's analytical and reporting capacity provides timely and valuable portfolio information. Loans and leases are primarily monitored by closely following changes and trends in risk characteristics. The characteristics are analyzed using various techniques, including: credit scoring models for consumer and small business loans and leases and risk ratings for larger commercial, commercial mortgage and commercial construction loans and leases. Risk ratings are assigned based upon individual credit analysis and are aggregated for reporting to senior management on a regular basis. Various analytics are the basis for establishing portfolio wide targets and caution levels. Early trends and thresholds trigger modifications in strategy and tactics including the use of secondary market alternatives to liquidate and mitigate problem exposures and portfolio segments.

Provident maintains a reserve for loan and lease losses to absorb losses from current outstandings and potential usage of unfunded commitments. Discussion and analysis of the estimates of losses as well as the overall credit quality of the off-balance sheet lending portfolio is provided in Note 3 of the "Notes to Consolidated Financial Statements." The following paragraphs provide information concerning its on-balance sheet credit portfolio and unused commitments.

The reserve for loan and lease losses is maintained at a level which management considers adequate to absorb inherent loan and lease losses given the conditions at the time. The reserve is increased by the provision for

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



loan and lease losses. Loans and leases deemed uncollectible are charged off and deducted from the reserve while recoveries on loans and leases previously charged off are added back to the reserve.

The adequacy of the reserve for loan and lease losses is monitored on a regular basis and reflects management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, specific industry trends, loan concentrations, evaluation of specific loss estimates for all significant problem loans, payment histories, collateral valuations, historic charge-off and recovery experience, estimates of charge-offs for the upcoming year and other pertinent information. Based upon the analyses and the improved credit risk profile of the loan portfolio, Provident lowered its loan loss reserve to total loans by 40 basis points to 1.80% during 2003 after lowering the reserve ratio by 49 basis points in 2002.

Unfavorable business conditions and difficulties experienced by the airline industry have caused Provident to take large loan loss provisions during the past several years. Late in the fourth quarter of 2000, Provident placed three large loans, totaling $52 million, on nonaccrual status. Additionally, several large commercial loan charge-offs were recorded at that time. Nonaccrual loans and charge-offs increased during 2001 as the economic climate continued to deteriorate, particularly with regard to the airline industry. During 2001, Provident recorded charge-offs, write-downs and additional provision of $66 million on commercial airline loans and leases. Another $15 million of provision was recorded for industries other than commercial airlines that were related to the events of September 11, 2001. During 2002, Provident recorded an additional $34 million of credit costs related to the airline industry. Although the economy remained sluggish during 2002, credit-related volatility began to stabilize. During 2003, nonperforming assets declined $98.1 million and the overall credit quality of the loan and lease portfolio improved dramatically. This was due primarily to several related strategic actions taken during 2003, including the second quarter sale of nearly all the subprime residential mortgage loan portfolio and a substantial portion of its foreclosed properties, and the fourth quarter sale of approximately $112 million of commercial loans and leases, many of which involved financing to the commercial airline industry. Included in the fourth quarter sale were approximately $38 million of nonperforming assets. Additionally, Provident recorded $36 million of credit costs related to the airline industry. As a result of the decline in nonperforming assets, both the reserve to nonaccrual loans and nonperforming assets ratios improved during 2003.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



The following table shows selected information relating to Provident's reserve for loan and lease losses:


                                                           December 31,
                                   ------------------------------------------------------------
(In Thousands)                       2003         2002         2001         2000         1999
------------------------------     --------     --------     --------     --------     --------
Reserve for Loan and Lease
 Losses at Beginning of Period     $201,051     $241,143     $159,118     $ 95,181     $ 80,179
Provision Charged to Expense        115,979       99,549      215,545      133,477       46,110
Acquired Reserves                        --           --       10,003        2,377        1,263
Loans and Leases Charged Off:
 Corporate Lending:
  Commercial                         58,446       81,371      105,711       63,497       25,145
  Mortgage                            1,200          183          844           96          247
  Construction                          117          850           --           --           --
  Lease Financing                    48,131       48,501       26,622        2,892        6,736
 Consumer Lending:
  Installment                         8,185        7,727        7,557        7,535       10,159
  Residential                        61,006       27,229       14,846        8,022          759
  Lease Financing                        89           --           --           --           --
                                   --------     --------     --------     --------     --------
      Total Charge-Offs             177,174      165,861      155,580       82,042       43,046
                                   --------     --------     --------     --------     --------
Recoveries:
 Corporate Lending:
  Commercial                          7,314       10,274        2,675        3,406        2,742
  Mortgage                               38          137            8           20           42
  Construction                          297           21           --           --           --
  Lease Financing                     7,083        9,821        3,068        1,290        3,102
 Consumer Lending:
  Installment                         3,021        4,615        4,990        5,282        4,523
  Residential                         2,372        1,352        1,316          127          266
  Lease Financing                        19           --           --           --           --
                                   --------     --------     --------     --------     --------
      Total Recoveries               20,144       26,220       12,057       10,125       10,675
                                   --------     --------     --------     --------     --------
Net Loans and Leases
 Charged Off                        157,030      139,641      143,523       71,917       32,371
                                   --------     --------     --------     --------     --------
Reserve for Loan and Lease
 Losses at End of Period           $160,000     $201,051     $241,143     $159,118     $ 95,181
                                   ========     ========     ========     ========     ========



On a percentage basis, the following table provides annual net charge-offs to average total loans and leases by category:



                                                       December 31,
                               ------------------------------------------------------------
                                 2003          2002         2001         2000         1999
                               -------       -------      -------      -------      -------
Corporate Lending:
 Commercial                       1.17%         1.65%        2.21%        1.38%         .63%
 Mortgage                          .12           .01          .10          .01          .04
 Construction                     (.03)          .15           --           --           --
 Lease Financing                  3.27          3.23         2.46          .42         1.29
Consumer Lending:
 Installment                       .35           .30          .33          .44          .96
 Residential                     22.04          3.51         1.34         2.04          .05
 Lease Financing                   .04            --           --           --           --
                               -------       -------      -------      -------      -------
Net Charge-Offs to Average
 Total Loans and Leases           1.73%         1.59%        1.63%        1.04%         .51%
                               =======       =======      =======      =======      =======




Explanation as to significant changes in charge-offs follows:

- Commercial: Net charge-offs to average loans were 1.17%, 1.65% and 2.21% for 2003, 2002 and 2001, respectively. The decrease in charge-offs in both 2003 and 2002 was due primarily to a decrease in net charge-offs in the structured finance area, which is being de-emphasized. The increase in charge-offs for 2001 was due primarily to the overall deterioration in the economy, particularly in the airline industry. The increase in charge-offs

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


      in 2000 was due primarily to the decline in asset quality indicators combined with the uncertain economic environment.

- Commercial Lease Financings: Net charge-offs to average leases were 3.27%, 3.23% and 2.46% for 2003, 2002 and 2001, respectively. The higher level of net charge-off percentage during 2003 and 2002 was due primarily to an increase in charge-offs related to aircraft exposures.

- Residential: Net charge-offs to average loans were 22.04%, 3.51% and 1.34% for 2003, 2002 and 2001, respectively. The increase in charge-offs for 2003 was due primarily to the $49.2 million charge-off taken in conjunction with the sale of $471 million of subprime residential mortgage loans that occurred during the second quarter of 2003. The increase in charge-offs for 2002 was due primarily to the $9.1 million charge-off taken in conjunction with the sale of $27 million of nonperforming residential mortgage loans that took place during the second quarter of 2002. The increase in charge-offs for 2001 and 2000 was a result of nonconforming residential loans originated during the second half of 2000 and the first half of 2001 being kept on the balance sheet.

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


                                               December 31,
                       ------------------------------------------------------------
(In Thousands)           2003         2002         2001         2000         1999
------------------     --------     --------     --------     --------     --------
Corporate Lending:
 Commercial            $104,486     $132,286     $168,248     $107,713     $ 73,992
 Mortgage                11,784       12,337        5,837        8,291        4,645
 Construction             4,575        5,393        7,430        5,622        2,192
 Lease Financing         30,694       28,690       26,303       13,407        4,344
                       --------     --------     --------     --------     --------
                        151,539      178,706      207,818      135,033       85,173
Consumer Lending:
 Installment              3,919        1,490        5,696        9,089        8,245
 Residential              3,298       20,855       27,629       14,996        1,763
 Lease Financing          1,244           --           --           --           --
                       --------     --------     --------     --------     --------
                          8,461       22,345       33,325       24,085       10,008
                       --------     --------     --------     --------     --------
                       $160,000     $201,051     $241,143     $159,118     $ 95,181
                       ========     ========     ========     ========     ========

The reserves related to both corporate lending and consumer lending declined during 2003 due to the reduction in nonperforming assets and improvement in the risk profile of the lending portfolio. The changes in the corporate lending reserves and their distribution between 2001 and 2002 resulted from numerous factors, including: (1) the anticipated use of the reserves established as of December 31, 2001 to absorb potential charge-offs in the commercial portfolio stemming from the commercial airline industry as well as several unrelated potential charge-offs in other industries; (2) the implementation of an enhanced commercial-related reserve methodology; and (3) the transfer of several commercial construction loans to commercial mortgage loan status. Additionally, the reserves related to consumer lending declined due to the sale of higher risk assets.

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

The following table presents a summary of various indicators of credit quality:

                                                              December 31,
                                    ----------------------------------------------------------------
(Dollars In Thousands)                2003          2002          2001          2000          1999
-------------------------------     --------      --------      --------      --------      --------
Nonaccrual Loans:
 Corporate Lending:
  Commercial                        $ 62,288      $ 99,805      $116,663      $ 74,401      $ 43,452
  Mortgage                             8,146        11,783         1,929         1,712         3,003
  Construction                         2,469         1,746         2,699            --           216
  Lease Financing                        514         4,008         7,986         6,503         1,309
                                    --------      --------      --------      --------      --------
                                      73,417       117,342       129,277        82,616        47,980
 Consumer Lending:
  Installment                             --            --            --            --            48
  Residential                          6,442        49,091        47,579        13,404         7,640
                                    --------      --------      --------      --------      --------
                                       6,442        49,091        47,579        13,404         7,688
                                    --------      --------      --------      --------      --------
 Total Nonaccrual Loans               79,859       166,433       176,856        96,020        55,668
Other Nonperforming Assets             4,299        15,780        20,907         8,805         3,870
                                    --------      --------      --------      --------      --------
Total Nonperforming Assets          $ 84,158      $182,213      $197,763      $104,825      $ 59,538
                                    ========      ========      ========      ========      ========
Loans 90 Days Past Due -
 Still Accruing                     $ 12,702      $ 29,918      $ 30,326      $ 28,203      $ 14,943
Loan and Lease Loss Reserve to:
  Total Loans and Leases                1.80%         2.20%         2.69%         1.99%         1.43%
  Nonaccrual Loans                    200.35        120.80        136.35        165.71        170.98
  Nonperforming Assets                190.12        110.34        121.94        151.79        159.87
Nonaccrual Loans to

 Total Loans and Leases                  .90          1.82          1.98          1.20           .84
Nonperforming Assets to:
  Total Loans, Leases and

   Other Nonperforming Assets            .95          1.99          2.20          1.31           .90
  Total Assets                           .49          1.04          1.19           .70           .50




Loans and leases are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more. However, installment loans and consumer finance leases are not placed on nonaccrual status because they are charged off in the month the loans and leases reach 120 days past due. In addition, loans that are well secured and in the process of collection are not placed on nonaccrual status. When a loan is placed on nonaccrual status, any interest income previously recognized that has not been received is reversed from income. Future interest income is recorded only when a payment is received and collection of principal is considered reasonably assured.

Although loans and leases may be classified as nonaccrual, many continue to pay interest irregularly or at less than the original contractual rates. The gross amount of interest income recognized during 2003 with respect to these loans and leases was $0.9 million compared to $12.5 million that would have been recognized had the loans and leases remained current in accordance with their original terms.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Loans and leases that have been placed on nonaccrual status are further evaluated for potential losses based upon review and discussion among Credit, Portfolio Risk Review, lending officers, collection associates, and senior management. Factors considered include the market value of collateral associated with a specific loan or lease, cash flows generated by the borrower, third-party guarantees, the general economic climate and any specific industry trends that may affect an individual loan or lease. Total nonaccrual loans at December 31, 2003 were $79.9 million. In addition, $50.5 million of performing loans were being closely monitored due to possible credit problems.

Nonaccrual loans decreased $86.6 million and other nonperforming assets decreased $11.5 million during 2003 while nonaccrual loans decreased $10.4 million and other nonperforming assets decreased $5.1 million during 2002. The following table shows the progression of nonaccrual loans and other nonperforming assets during these time periods:



                                     Corporate Lending
                          ---------------------------------------       Consumer        Total         Other            Total
                                            Real          Lease       Residential     Nonaccrual   Nonperforming   Nonperforming
(In Thousands)            Commercial       Estate       Financing      Mortgages        Loans          Assets        Assets
--------------            ----------       ------       ---------      ---------        -----          ------        ------
Balance at
 January 1, 2002          $ 116,663      $   4,628      $   7,986      $  47,579      $ 176,856      $  20,907      $ 197,763
Additions                   108,021         12,147         15,757         75,133        211,058          4,012        215,070
Payments / Sales            (51,503)        (2,023)        (5,136)       (27,376)       (86,038)       (20,345)      (106,383)
Charge-Offs                 (73,076)        (1,033)       (14,599)       (23,055)      (111,763)        (4,481)      (116,244)
Transfers to Other
 Nonperforming Assets          (300)          (190)            --        (23,190)       (23,680)        23,680             --
Write-Downs                      --             --             --             --             --         (7,993)        (7,993)
                          ---------      ---------      ---------      ---------      ---------      ---------      ---------
Balance at
 December 31, 2002           99,805         13,529          4,008         49,091        166,433         15,780        182,213

Additions                    60,653          6,450          1,194         35,613        103,910          9,629        113,539
Payments / Sales            (44,220)        (7,819)        (1,718)       (51,838)      (105,595)       (34,848)      (140,443)
Charge-Offs                 (53,858)        (1,317)        (1,570)        (8,073)       (64,818)        (3,103)       (67,921)
Transfers to Other
 Nonperforming Assets           (92)          (228)        (1,400)       (18,351)       (20,071)        20,071             --
Write-Downs                      --             --             --             --             --         (3,230)        (3,230)
                          ---------      ---------      ---------      ---------      ---------      ---------      ---------
Balance at
 December 31, 2003        $  62,288      $  10,615      $     514      $   6,442      $  79,859      $   4,299      $  84,158
                          =========      =========      =========      =========      =========      =========      =========


Noninterest Earning Assets

Leased equipment includes the leasing of automobiles to consumers and equipment to commercial customers. As of December 31, 2003 and 2002, the cost of automobiles, net of depreciation, was $1.4 billion and $2.1 billion, respectively, and the cost of equipment, net of depreciation, was $245 million and $266 million, respectively. The decrease in auto leases is due to the amortization of the portfolio. Also, auto leases originated since February 2003 are classified as direct financing leases in the loan category as Provident changed the structure of the residual insurance it obtains on its auto leases. The sale of equipment leases is the primary reason for the decrease in equipment leases.

Goodwill totaled $82 million and $83 million as of December 31, 2003 and 2002, respectively. Goodwill represents the excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination. Provident adopted the provisions of Statement of Financial Accounting Standards (Statement) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with Statement 142. Management performed an impairment test on its

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


goodwill assets as of January 1, 2003 and determined that no impairment existed as of that date. Other intangible assets continue to be amortized over their useful lives. Additional information on goodwill and other intangibles is provided in Note 8 of the "Notes to Consolidated Financial Statements."

Other assets decreased $67 million during 2003 and increased $41 million during 2002. The decrease in 2003 was primarily due to a decrease in the amount of market value adjustments recorded in relation to Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The increase in 2002 was due primarily to an increase in the amount of market value adjustments recorded in relation to Statement No. 133.

Deposits

Deposits increased $487 million and $995 million during 2003 and 2002, respectively. Deposits increased during 2003 despite a reduction of approximately $883 million from the sale of Provident's Florida deposits that occurred during the fourth quarter of 2003. Excluding the sale of Florida deposits, average retail and commercial deposits increased 10% during 2003. During 2002, commercial deposits increased 68% to $1.1 billion at December 31, 2002 from $637 million at December 31, 2001. The following table presents a summary of period end deposit balances:


                                                         December 31,
                                                --------------------------------
(In Millions)                                    2003        2002        2001
-------------                                    ----        ----        ----
Noninterest Bearing Deposits                    $ 1,491     $ 1,142     $   995
Interest Bearing Demand Deposits                    902       1,017         523
Savings Deposits                                  1,639       1,460       1,544
Certificates of Deposit Less than $100,000        1,828       2,621       2,551
Certificates of Deposit of $100,000 or More       4,476       3,609       3,241
                                                -------     -------     -------
                                                $10,336     $ 9,849     $ 8,854
                                                =======     =======     =======

At December 31, 2003, maturities on certificates of deposit of $100,000 or more were as follows (in millions):




3 months or less             $  307
Over 3 through 6 months         159
Over 6 through 12 months        273
Over 12 months                3,737
                             ------
  Total                      $4,476
                             ======

Included in certificates of deposit of $100,000 or more at December 31, 2003, 2002 and 2001 were brokered deposits of $3.8 billion, $2.7 billion and $2.0 billion, respectively.

Provident issues brokered certificates of deposit with embedded call options combined with interest rate swaps with matching call dates as part of its certificate of deposit program. Provident has the right to redeem the certificates of deposit on specific dates prior to their stated maturity while the interest rate swaps are callable at the option of the swap counterparty. The terms and conditions of the call options embedded in the interest rate swaps match those of the certificates of deposit, offsetting any option risk exposure to Provident. At December 31, 2003, Provident had $2.1 billion of brokered callable certificates of deposit.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Borrowed Funds

Borrowed funds are an important component of total funds necessary to support earning assets. In 2003, short-term debt decreased $482 million (25%) while long-term debt decreased $544 million (14%). A decrease in federal funds purchased and repurchase agreements was the primary reason for the decrease in short-term debt. Prepayment of Federal Home Loan Bank borrowing and payments on subordinated debt and debt issued as secured financings were the primary reasons for the decrease in long-term debt. In 2002, short-term debt increased $40 million (2%) while long-term debt decreased $239 million (6%). An increase in commercial paper borrowing was the primary reason for the increase in short-term debt. Payments on medium-term notes and debt issued as secured financing were the primary reasons for the decrease in long-term debt.

Minority Interest

During June 2002, Provident and its consolidated subsidiary, PFGI Capital Corporation (PFGI Capital), issued 6.6 million of equity units (PRIDES) to outside investors for $165 million. Provident Bank owns all of the $165 million of Common Stock of PFGI Capital. The principal business objective of PFGI Capital is to hold and manage commercial mortgage loan assets and other authorized investments acquired from Provident Bank that will generate net income for distribution to its stockholders. PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes.

Each PRIDES is comprised of two components - a 3-year forward purchase contract and PFGI Capital Preferred Stock. Each forward purchase contract obligates the holder to buy, on August 17, 2005, for $25, a number of newly issued shares of Provident Common Stock equal to the "settlement rate." The PRIDES qualify as Tier 1 Capital for regulatory capital purposes. Additional information concerning the PRIDES instruments is provided in Note 13 of the "Notes to Consolidated Financial Statements."

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Asset Securitization Activity

From 1996 through the second quarter of 2000, the structure of some of Provident's securitizations resulted in the transactions being accounted for as sales through the use of special purpose entities. As such, gains or losses were recognized, loans and leases were removed from the balance sheet and residual interest, representing the present value of future cash flows, was recorded. During the third quarter of 2000, management decided to structure all future securitizations as secured financings thereby eliminating the use of gain-on-sale accounting and leaving all debt on the balance sheet.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


In December 2003, revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R) was issued. FIN 46R addresses consolidation by business enterprises of variable interest entities (VIEs). A VIE exists when (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (2) equity investors do not have the ability to make decisions about the entity's activities through voting rights or do not have the obligation/right to absorb expected losses/residual returns of the entity; or (3) equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity are conducted on behalf of an investor with a disproportionately small voting interest. FIN 46R requires VIEs to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses and/or receives a majority of its expected residual returns as a result of holding variable interests.

FIN 46R does not apply to qualifying special purpose entities (QSPE) as described in Statement 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The securitization trusts created as a result of these securitization transactions, with the exception of Provident Bank Home Equity Loan Trust 1996-1 and 1996-2 (PCFS 96-1 and PCFS 96-2), meet the applicable QSPE criteria under Statement 140.

As loans were sold to the PCFS 96-1 and PCFS 96-2 securitization trusts prior to the effective date of Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the securitization trusts do not meet the definition of a QSPE and are now required to be consolidated in Provident's financial statements as of December 31, 2003 based on the provisions of FIN 46R. The consolidation of PCFS 96-1 and 96-2 securitization trusts resulted in an additional $14.1 million in loans being recorded on Provident's balance sheet and an after-tax cumulative effect of changes in accounting principles of $1.2 million being charged against earnings.

Securitization trusts created from 1997 to 2000 have not been consolidated. As such, loans and leases sold to these securitization trusts are not included on Provident's balance sheet. The following table provides a summary of the outstanding balances of these off-balance sheet managed assets:


                                            December 31,
                              ----------------------------------------
(In Thousands)                   2003           2002           2001
-------------------------     ----------     ----------     ----------
Nonconforming Residential     $1,169,763     $1,779,127     $2,627,332
Prime Home Equity                133,472        194,775        303,527
Equipment Leases                  41,363         94,408        207,131
                              ----------     ----------     ----------
                              $1,344,598     $2,068,310     $3,137,990
                              ==========     ==========     ==========



In connection with the sale of these loans and leases, Provident recorded retained interest in securitized assets (RISAs), issued an unfunded secured demand note and established credit enhancing collateral accounts. RISAs represent the rights to future cash flows arising after the investors of the securitization trusts have received the return for which they contracted. RISAs are subordinate to investors of the securitization trust with its value subject to prepayment risks, interest rate risks and credit risks on the transferred assets. As of December 31, 2003, Provident's nonconforming residential RISAs totaled $213.0 million, which included the fair value of

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


the unfunded note of $97.6 million, and its Prime Home Equity RISAs totaled $6.4 million.

Provident has provided a liquidity commitment to its nonconforming residential securitizations, treated as sales for financial reporting purposes, in the form of an unfunded secured demand note backed by a AAA rated standby letter of credit. The commitment is maintained in order to improve the credit grade of the securitization and thereby reduce the rate paid to investors of the securitization trust. As of December 31, 2003, the secured demand note could be drawn up to $181 million.

Estimates of future losses on nonconforming residential securitizations are $60.1 million which are considered in estimating the fair value and carrying value of the RISA balance. Information concerning valuation analyses of the RISAs, may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies." Information concerning the credit quality of the off-balance sheet loans and leases, as well as additional details of the RISAs and credit collateral accounts is provided in
Note 3 of "Notes to Consolidated Financial Statements."

Provident's prime home equity and equipment lease securitizations, also treated as sales, provide for the maintenance of cash collateral within the securitization structure as additional collateral for investors. The collateral is maintained at a significantly higher balance than the level of estimated credit losses to improve the credit grade of the securitization and thereby reduce the rate paid to investors of the securitization trust. As of December 31, 2003, $67.8 million of cash was being held in deposit accounts for this purpose of which $34.5 million is held at Provident and is included in deposit liabilities. As of year-end 2003, Provident estimates future losses of $833,000 will arise in the home equity and equipment leasing securitizations.

Fannie Mae DUS Program

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

Red Mortgage services multifamily mortgage loans under the DUS program with outstanding principal balances aggregating approximately $3.8 billion and $3.0 billion at December 31, 2003 and 2002, respectively. Red Mortgage has established reserves of approximately $10.9 million and $8.7 million as of December 31, 2003 and 2002, respectively, for possible losses under this program. The reserve is determined by evaluating pools of homogenous loans and includes information based upon property type and historical loss experience, as well as the underlying collateral's recent operating performance. Management believes the reserve is maintained at a level that adequately provides for the inherent losses that would accrue to Red

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Mortgage through its portfolio of DUS loans. At December 31, 2003, one DUS loan with $13.1 million in unpaid principal balance, was in payment default. The employees and management team of Red Mortgage have originated and serviced the existing Fannie Mae DUS loan servicing portfolio since 1995 without any charge-offs relating to the DUS loans.

Interest Rate Swaps and Caps

At December 31, 2003, Provident held $5.4 billion in interest rate swaps on which it receives payments at fixed interest rates while making payments at variable interest rates. These instruments are used primarily as a hedge to offset time deposit accounts and debt where Provident must pay interest at fixed rates. These derivatives essentially convert long-term fixed rate instruments into shorter repricing instruments.

Provident also had $1.5 billion in interest rate swaps that it receives payments at floating interest rates while making payments at fixed interest rates. The primary use of these instruments is for off-balance sheet securitizations. Provident is required to pay investors of these securitizations interest at a floating rate, however, many of the underlying loans pay interest to Provident at fixed or longer-term adjustable rates. The use of these interest rate swaps allows Provident to offset the floating interest rate payments to the investors with floating interest rates payments received from the interest rate swaps. The fixed or longer-term adjustable interest rate payments received from the underlying loans are used to offset the fixed rate interest payments required on these interest rate swaps.

Provident has simultaneously purchased and sold approximately $2.5 billion in interest rate caps, predominantly related to off-balance sheet mortgage securities. Interest rate caps protect against the impact of rising interest rates on interest-bearing financial instruments. When interest rates go above a cap's strike rate, the cap provides for receipt of payments based on its notional amounts.

The fair value of these interest rate swaps and caps are recorded on the consolidated balance sheet as either other assets (derivatives with a positive fair value) or as other liabilities (derivatives with a negative fair value) as prescribed by Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." For further details concerning Provident's interest rate swaps and caps, see Note 19 of "Notes to Consolidated Financial Statements."

Forward Delivery Commitments

Provident enters into forward delivery contracts for the future delivery of commercial real estate and residential mortgage loans at a specified interest rate to reduce the interest rate risk associated with loans held for sale. As of December 31, 2003, Provident had $74 million in forward delivery contracts.

Credit Risk Transfer Instruments

During 2001 and 2000, Provident entered into two credit risk transfer transactions related to its auto lease originations. Both transactions are designed to reduce Provident's exposure to credit losses. Under the 2000

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


transaction, Provident transferred a substantial part of credit-related losses, beyond a retained first loss piece, related to the then outstanding auto lease pool. Similarly, the 2001 transaction enabled Provident to transfer a large portion of its credit risk exposure related to its auto lease pool originated during that year. As a result of these transactions, Provident was able to lower its credit concentration in auto leasing while reducing its regulatory capital requirements. As of December 31, 2003, the remaining unpaid auto lease balances on the 2001 and 2000 credit risk transfer transactions were $0.4 billion and $0.6 billion, respectively.

Credit Commitments, Standby Letters of Credit and Guarantees

Commitments to extend credit are financial instruments in which Provident agrees to provide financing to customers based on predetermined terms and conditions. Since many of the commitments to extend credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2003 and 2002, credit commitments totaled $4.6 billion and $2.9 billion, respectively.

Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Provident had $248 million and $274 million in standby letters of credit as of December 31, 2003 and 2002, respectively.

Provident Bank has issued a guarantee for a subsidiary to assist in its business activities. This guarantee was made to Fannie Mae for the benefit of Red Mortgage. Red Mortgage is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Participation in the Fannie Mae DUS program requires Red Mortgage to share the risk of loan losses with Fannie Mae. For Red Mortgage to participate in the Fannie Mae DUS program, Provident Bank provided a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage under the loss sharing arrangement if Red Mortgage fails to meet its obligations. The guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage no longer shares the risk of loan losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, has been established on Red Mortgage's balance sheet. Additional information concerning the Fannie Mae DUS program may be found under "Management Discussion and Analysis of Financial Condition and Results of Operations - Fannie Mae DUS Program."

Liquidity

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations, support asset growth and pay dividends to shareholders. Management forecasts that the largest liquidity needs during 2004 will come from growth in the lending portfolio, maturing of retail and brokered certificates of deposit and scheduled principal payments on long-term debt. Provident has a variety of sources to meet these liquidity demands. First, management expects to issue new certificates of deposit along with renewing many of its maturing certificates of deposit. Management also projects growth within retail deposits and a decrease in federal funds sold and reverse

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


repurchase agreements. Additional sources of liquidity include the secured financing of commercial and consumer loans and leases, whole-loan sales of nonconforming residential loans and home equity loans and the availability to borrow both short-term and long-term funds.

The following table represents Provident's estimated contractual obligations, excluding short-term obligations, at December 31, 2003:


                                  Less Than   From 1 to   From 3 to   More Than
(In Millions)                      1 Year      3 Years     5 Years     5 Years      Total
-------------                      ------      -------     -------     -------      -----
Certificates of Deposit            $ 1,372     $ 1,617     $   975     $ 2,340     $ 6,304
Long-Term Debt                         498       1,725         402         674       3,299
Junior Subordinated Debentures          --          --          --         466         466
Rental Obligations                      15          27          22          50         114
                                   -------     -------     -------     -------     -------
                                   $ 1,885     $ 3,369     $ 1,399     $ 3,530     $10,183
                                   =======     =======     =======     =======     =======




Provident does not have a significant amount of purchase obligations. Information about Provident's off-balance sheet obligations, which cannot be forecast as to dollar or time interval of payment, is discussed in the sections titled "Asset Securitization Activity," "Interest Rate Swaps and Caps," "Forward Delivery Commitments" and "Credit Commitments, Standby Letters of Credit and Guarantees."

Consistent with Provident's contingent funding plan, management monitors the potential impact of changes in its corporate ratings on existing and new business transactions. Ratings related liquidity events may include reduced availability of short-term federal funds, reduced availability to the surety bond market that supports Provident Bank's Public Funds program and other commitments provided to third parties in related business transactions. If such ratings events are anticipated, management will take actions to enhance balance sheet liquidity positions to meet liquidity needs. Such actions to enhance liquidity positions were taken in connection with Provident's March 5, 2003 announcement related to the restatement of its earnings. In anticipation of potential ratings downgrades, management took actions to enhance liquidity positions, including issuance of additional brokered certificates of deposits. Additional term liquidity reduces reliance on short-term funding and increases the availability of collateral in the investment portfolio. Management will continue to monitor events as the need may arise for further liquidity enhancements in the future.

The parent company's primary liquidity needs during 2004 will be the payment of dividends to its preferred and common shareholders, funds for activity of the commercial paper operations and interest payments on junior subordinated debentures. The major source of liquidity for the parent company is dividends and interest paid to it by its subsidiaries. Provident received dividends of $65 million, $45 million and $15 million in 2003, 2002 and 2001, respectively. The amount of dividends available for payment in 2004 by Provident Bank is approximately $95.1 million, plus 2004 net income.

The parent company also received interest payments of $24.2 million, $25.4 million and $24.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, from its subsidiaries. These interest payments were primarily the result of $249.5 million of subordinated debt loaned to Provident Bank. The subordinated debt matures during 2009 and 2010. Management believes that dividends and interest payments from Provident Bank

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


will be sufficient to meet the parent company's liquidity requirements in 2004.

Funding for the sale of the Florida deposits, loans and branches, which occurred in the fourth quarter of 2003, came from proceeds from the second quarter sale of subprime residential mortgage loans, repayments on and sales of investment securities, and from general corporate funding.

CAPITAL RESOURCES

Total stockholders' equity at December 31, 2003 and 2002 was $899 million and $880 million, respectively. The change in the equity balance relates primarily to net income exceeding dividends by $48 million, an increase in the market value of cash flow hedging instruments of $30 million (net of deferred taxes) and a decrease in the market value of investment securities of $67 million, (net of deferred taxes).

Provident's capital expenditure program typically includes the purchase of computer equipment and software, branch additions and enhancements, ATM additions and office building renovations. Capital expenditures for 2004 are estimated to be approximately $31 million and include the purchase of data processing hardware and software, branch additions, renovations and enhancements, facility renovations and ATMs. Management believes that currently available funds and funds provided by normal operations will be sufficient to meet these capital expenditure requirements.

The following table of ratios is important for an analysis of capital adequacy:


                                                              Year Ended December 31,
                                                         -------------------------------
                                                           2003        2002        2001
                                                         -------     -------     -------
Average Shareholders' Equity to Average Assets              5.00%       5.12%       5.59%
Average Tangible Shareholders' Equity to
  Average Tangible Assets                                   4.49        4.55        5.00
Period End Shareholders' Equity to Period End Assets        5.28        5.02        4.84
Period End Tangible Shareholders' Equity to
  Period End Tangible Assets                                4.79        4.49        4.26
Dividend Payout to Net Earnings                            50.16       50.64         n/m
Tier 1 Capital to Risk-Weighted Assets                     10.59        9.40        7.95
Total Risk-Based Capital To Risk-Weighted Assets           12.44       11.42       10.71
Tier 1 Leverage Ratio                                       8.13        7.81        6.65

----------
n/m - not meaningful



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

CRITICAL ACCOUNTING POLICIES

Note 1 to the "Notes to Consolidated Financial Statements" lists significant accounting policies used in the development and presentation of Provident's financial statements. However, four of these accounting policies are considered to be critical due to the level of sensitivity and subjectivity of their underlying accounting estimates. These critical accounting policies concern the reserve for loan and lease losses; securities; mortgage servicing assets; and derivative financial instruments.

Adequacy of the Reserve for Loan and Lease Losses: Provident maintains a reserve to absorb potential loan and lease losses inherent in its lending portfolio. Management's determination of the adequacy of the loan loss reserve is based on an assessment of the potential losses given the conditions at the time. This assessment consists of certain loans and leases being evaluated on an individual basis, as well as all loans and leases being categorized based on common credit risk attributes and being evaluated as a group. Management evaluates numerous factors including the credit quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, specific industry trends, loan concentrations, evaluation of specific loss estimates for all significant problem loans, payment histories, collateral valuations, historical charge-off and recovery experience, estimates of charge-offs for the upcoming year and other relevant information.

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

Valuation of Securities: Securities are accounted for in accordance with Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Provident classifies its securities as available for sale or trading. Securities classified as available for sale are intended to be held for indefinite periods of time. These securities are stated at fair value with unrealized gains and losses (net of taxes) reported as a separate component of shareholders' equity. Securities purchased with the intention of selling them in the near term are classified as trading. These securities are

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


carried at fair value with unrealized gains and losses included in noninterest income.

The fair value of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Included within securities available for sale are retained interest in securitized assets. As quoted market prices are not available for RISAs, Provident estimates the fair value based on key assumptions, including prepayment speeds, credit losses, forward yield curves, and discount rates commensurate with the risks involved.

Provident monitors the valuation of the RISAs on a monthly basis. The valuation centers primarily around two estimates: total life-time credit losses and the constant prepayment rate (CPR). During 2002 and 2003, both of these factors trended upward which has had an unfavorable impact on the nonconforming residential RISA valuation. Additionally, the CPR has also been impacted by management's decision to accelerate the liquidation of other real estate associated with the securitized nonconforming residential portfolio. Provident models a CPR range from 30% to 36% with the actual trailing three-month CPR currently running at 31.4%. If the CPR stays at its current level, management estimates that there would be sufficient cash flows to absorb lifetime losses up to 7.1%. If the CPR rises to 36%, there would be sufficient cash flows to absorb lifetime losses up to 6.7%. Cumulative incurred losses through December 31, 2003 are 5.6%, with estimated total lifetime losses expected to be 6.5%. At December 31, 2003, management believes the current carrying value of the RISAs are properly stated. Additional sensitivity analyses is provided in Note 3 of the "Notes to Consolidated Financial Statements."

Valuation of Mortgage Servicing Rights: Provident recognizes the rights to service mortgage loans it does not own but services for others within Other Assets of its balance sheet. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Estimated fair value is based on projected discounted cash flows which take into consideration estimated servicing fees, prepayment speeds, discount rates, earnings on deposit of escrow funds and other assumptions. The mortgage loan prepayment rate is the most significant factor driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future servicing cash flows because the life of the underlying loan is reduced. Mortgage servicing rights are tested quarterly to verify the market value equals or exceeds its carrying value. During 2003, Provident recorded a $1.8 million net impairment charge to its mortgage servicing assets. Impairment charges result in an increase to the mortgage servicing valuation allowance.

Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan payoff activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of mortgage servicing assets. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of mortgage servicing assets and the valuation allowance, precluding subsequent recoveries. During 2003,

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Provident incurred $0.3 million in other-than-temporary impairment. Additional information on mortgage servicing assets is provided in Note 9 of the "Notes to Consolidated Financial Statements."

Valuation of Derivative Financial Instruments: Derivative Financial Instruments are accounted for using the provisions of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 requires that derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in earnings recognition only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders' equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. Note 19 of the "Notes to Consolidated Financial Statements" provides additional detail on the accounting for financial derivative instruments and hedging activities.

The valuation of the financial derivative instruments is based on third-party valuations. These valuations use discounted cash flow modeling techniques, which require the use of assumptions concerning the amount and timing of future cash flows. These estimates have a significant impact on the valuation of the derivatives.

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


                                 2003          2002
                                -----         -------
100 Basis Points Decrease       (3.74%)       (3.92%)
100 Basis Points Increase        0.54%         0.55%

200 Basis Points Decrease         n/a           n/a
200 Basis Points Increase        0.03%        (0.52%)




Due to the current low interest rate environment, nothing beyond a 100 basis point decrease was simulated.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors ............     46

Financial Statements:

Provident Financial Group, Inc. and Subsidiaries

    Consolidated Balance Sheets ..............................     47
    Consolidated Statements of Income ........................     48
    Consolidated Statements of Changes in Shareholders' Equity     49
    Consolidated Statements of Cash Flows ....................     50
    Notes to Consolidated Financial Statements ...............     51

Supplementary Data:

Quarterly Consolidated Results of Operations (unaudited) .....     92



                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Provident Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Provident Financial Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident Financial Group, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, on December 31, 2003, Provident Financial Group, Inc. changed its method of consolidation in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." Also, as discussed in Note 8 to the consolidated financial statements, in 2002 Provident Financial Group, Inc. changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."




                                             /s/ ERNST & YOUNG LLP



Cincinnati, Ohio
January 17, 2004
Except for Note 24, as to which the date is February 17, 2004

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
                                                          -----------------------------
(Dollars in Thousands)                                        2003             2002
------------------------------------------------------    ------------     ------------
ASSETS
  Cash and Due from Banks                                 $    273,299     $    351,994
  Federal Funds Sold and Reverse Repurchase Agreements         253,273          188,925
  Trading Account Securities                                   119,646          127,848
  Loans and Leases Held for Sale                               595,505          436,884
  Investment Securities Available for Sale
   (amortized cost - $4,574,477 and $4,158,511)              4,527,912        4,215,238
  Loans and Leases:
    Corporate Lending:
      Commercial                                             4,038,545        4,482,373
      Mortgage                                                 961,939          960,636
      Construction                                             452,581          510,331
      Lease Financing                                        1,275,255        1,273,901
    Consumer Lending:
      Installment                                            1,670,667        1,306,761
      Residential                                               36,241          599,793
      Lease Financing                                          460,302                -
                                                          ------------     ------------
        Total Loans and Leases                               8,895,530        9,133,795
      Reserve for Loan and Lease Losses                       (160,000)        (201,051)
                                                          ------------     ------------
        Net Loans and Leases                                 8,735,530        8,932,744
  Leased Equipment                                           1,653,264        2,350,356
  Premises and Equipment                                        92,837          101,513
  Goodwill                                                      81,801           82,651
  Other Assets                                                 684,438          751,856
                                                          ------------     ------------
TOTAL ASSETS                                              $ 17,017,505     $ 17,540,009
                                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest Bearing                                 $  1,491,473     $  1,141,990
      Interest Bearing                                       8,844,245        8,706,989
                                                          ------------     ------------
        Total Deposits                                      10,335,718        9,848,979
    Short-Term Debt                                          1,443,438        1,925,005
    Long-Term Debt                                           3,298,930        3,842,657
    Junior Subordinated Debentures                             465,799                -
    Guaranteed Preferred Beneficial Interests in
     Company's Junior Subordinated Debentures                        -          451,074
    Minority Interest                                          160,966          160,966
    Accrued Interest and Other Liabilities                     413,600          430,957
                                                          ------------     ------------
        Total Liabilities                                   16,118,451       16,659,638
  Shareholders' Equity:
    Preferred Stock, 5,000,000 Shares Authorized:
     Series D, 70,272 Issued                                     7,000            7,000
    Common Stock, No Par Value, 110,000,000 Shares
     Authorized, 49,039,997 and 48,760,462 Issued               14,538           14,454
    Capital Surplus                                            305,632          298,025
    Retained Earnings                                          652,206          604,013
    Accumulated Other Comprehensive Loss                       (80,322)         (43,121)
                                                          ------------     ------------
        Total Shareholders' Equity                             899,054          880,371
                                                          ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 17,017,505     $ 17,540,009
                                                          ============     ============


See notes to consolidated financial statements.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        Year Ended December 31,
                                                 ------------------------------------
(In Thousands, Except Per Share Data)               2003          2002        2001
---------------------------------------------    ---------     ---------    ---------
Interest Income:
 Interest and Fees on Loans and Leases           $ 535,158     $ 600,460    $ 747,930
 Interest on Investment Securities                 186,427       217,595      204,304
 Other Interest Income                              35,973        23,333       21,061
                                                 ---------     ---------    ---------
   Total Interest Income                           757,558       841,388      973,295
Interest Expense:
 Interest on Deposits:
  Savings and Demand Deposits                       42,140        38,748       68,559
  Time Deposits                                    173,501       223,424      317,810
                                                 ---------     ---------    ---------
   Total Interest on Deposits                      215,641       262,172      386,369
 Interest on Short-Term Debt                        31,231        35,642       55,819
 Interest on Long-Term Debt                        176,642       204,742      230,061
 Interest on Junior Subordinated Debentures         18,252        23,274       30,551
                                                 ---------     ---------    ---------
  Total Interest Expense                           441,766       525,830      702,800
                                                 ---------     ---------    ---------
   Net Interest Income                             315,792       315,558      270,495
Provision for Loan and Lease Losses                115,979        99,549      215,545
                                                 ---------     ---------    ---------
 Net Interest Income After Provision for
  Loan and Lease Losses                            199,813       216,009       54,950
Noninterest Income:
 Service Charges on Deposit Accounts                50,023        45,184       39,924
 Loan Servicing Fees                                40,163        36,980       34,469
 Commercial Mortgage Banking Revenue                44,791        25,354       29,490
 Other Service Charges and Fees                     50,935        45,418       37,390
 Leasing Income                                    510,109       605,887      584,065
 Cash Gain on Sales of Loans and Leases             20,333        15,691        6,311
 Warrant Gains                                       1,636         8,186          412
 Net Security Gains                                  6,307         2,596            -
 Net Gain on Florida Assets and Liabilities         74,998             -            -
 Net Gain on Merchant Services Business             19,000             -            -
 Other                                              26,994        20,196       24,375
                                                 ---------     ---------    ---------
  Total Noninterest Income                         845,289       805,492      756,436
Noninterest Expense:
 Salaries, Wages and Benefits                      253,399       233,178      201,715
 Charges and Fees                                   32,152        30,531       31,888
 Occupancy                                          25,365        23,637       22,605
 Leasing Expense                                   365,408       416,508      402,372
 Equipment Expense                                  26,285        24,345       25,234
 Professional Fees                                  32,667        25,990       24,507
 Minority Interest Expense                          12,788         7,069            -
 Debt Retirement Charge                             25,584             -            -
 Disposition Cost of Subprime Loans                  6,914             -            -
 Other                                             119,493       114,770      104,663
                                                 ---------     ---------    ---------
  Total Noninterest Expenses                       900,055       876,028      812,984
                                                 ---------     ---------    ---------
   Income (Loss) Before Income Taxes and
   Cumulative Effect of Changes in
   Accounting Principles                           145,047       145,473       (1,598)
Applicable Income Taxes                             47,145        50,022         (595)
                                                 ---------     ---------    ---------
   Income (Loss) Before Cumulative Effect
   of Changes in Accounting Principles              97,902        95,451       (1,003)
Cumulative Effect of Changes in
   Accounting Principles                            (1,202)            -            -
                                                 ---------     ---------    ---------
  Net Income (Loss)                              $  96,700     $  95,451    $  (1,003)
                                                 =========     =========    =========
Before Cumulative Effect of Changes in
   Accounting Principles:
     Basic Earnings (Loss) Per Common Share      $    1.99     $    1.94    $    (.04)
     Diluted Earnings (Loss) Per Common Share         1.92          1.88         (.04)
After Cumulative Effect of Changes in
   Accounting Principles:
     Basic Earnings (Loss) Per Common Share      $    1.96     $    1.94    $    (.04)
     Diluted Earnings (Loss) Per Common Share         1.90          1.88         (.04)

Cash Dividends Paid Per Common Share                   .96           .96          .96


See notes to consolidated financial statements.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                     Accumulated
                                                    Common                                              Other
(In Thousands,                    Preferred   ---------------------      Capital       Retained     Comprehensive
 Except Per Share Data)             Stock      Shares       Stock        Surplus       Earnings       Loss, Net        Total
-------------------------------   ---------   --------   ----------   ------------   ------------   -------------   -----------
Balance at January 1, 2001            7,000    48,814       14,469        314,895        605,923        (17,929)       924,358
Net Loss                                                                                  (1,003)                       (1,003)
Other Comprehensive
 Income, Net of Tax:
 Cumulative Effect of a Change
  in Accounting Principle                                                                               (28,332)       (28,332)
 Change in Unrealized
  Gains (Losses) on:
   Hedging Instruments                                                                                  (54,411)       (54,411)
   Marketable Securities                                                                                  1,976          1,976
                                                                                                                    -----------
    Total Comprehensive Loss                                                                                           (81,770)
Cash Dividends Declared on:
 Common Stock ($.96/share)                                                               (47,053)                      (47,053)
 Preferred Stock ($13.50/share)                                                             (949)                         (949)
Exercise of Stock Options and
 Accompanying Tax Benefits                        375          113          6,477                                        6,590
Distribution of Contingent
 Shares for Prior Year
 Acquisition                                       28            8            822                                          830
Stock Purchased and Cancelled                     (11)          (3)          (243)                                        (246)
Other                                                                          73                                           73
                                  ---------   --------   ----------   ------------   ------------   ------------    -----------
Balance at December 31, 2001          7,000    49,206       14,587        322,024        556,918        (98,696)       801,833
Net Income                                                                                95,451                        95,451
Other Comprehensive
 Income, Net of Tax:
 Change in Unrealized
  Gains (Losses) on:
   Hedging Instruments                                                                                    2,813          2,813
   Marketable Securities                                                                                 52,762         52,762
                                                                                                                    -----------
    Total Comprehensive Income                                                                                         151,026
Cash Dividends Declared on:
 Common Stock ($.96/share)                                                               (47,385)                      (47,385)
 Preferred Stock ($13.50/share)                                                             (949)                         (949)
Exercise of Stock Options and
 Accompanying Tax Benefits                        336          101          5,200                                        5,301
Benefit Plan Assets in
 Provident Stock                                 (781)        (234)       (22,258)           (22)                      (22,514)
Costs and Present Value of
 Contract Payments of
 PRIDES Securities                                                         (6,917)                                      (6,917)
Stock Purchased and Cancelled                      (1)                        (24)                                         (24)
                                  ---------   --------   ----------   ------------   ------------   ------------    -----------
Balance at December 31, 2002        $ 7,000    48,760     $ 14,454      $ 298,025      $ 604,013      $ (43,121)     $ 880,371
Net Income                                                                                96,700                        96,700
Other Comprehensive
 Income, Net of Tax:
 Change in Unrealized
  Gains (Losses) on:
   Hedging Instruments                                                                                   29,824         29,824
   Marketable Securities                                                                                (67,025)       (67,025)
                                                                                                                    -----------
    Total Comprehensive Income                                                                                          59,499
Cash Dividends Declared on:
 Common Stock ($.96/share)                                                               (47,554)                      (47,554)
 Preferred Stock ($13.50/share)                                                             (949)                         (949)
Exercise of Stock Options and
 Accompanying Tax Benefits                        336          101          7,831                                        7,932
Benefit Plan Assets in
 Provident Stock                                  (56)         (17)        (1,267)            (4)                       (1,288)
Expensing of Stock Options,
 Net of Tax                                                                 1,043                                        1,043
                                  ---------   --------   ----------   ------------   ------------   ------------    -----------
Balance at December 31, 2003        $ 7,000    49,040     $ 14,538      $ 305,632      $ 652,206      $ (80,322)     $ 899,054
                                  =========   ========   ==========   ============   ============   ============    ===========


See notes to consolidated financial statements.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                          -------------------------------------------
(In Thousands)                                               2003            2002            2001
------------------------------------------------------    -----------     -----------     -----------
Operating Activities:
 Net Income (Loss)                                        $    96,700     $    95,451     $    (1,003)
 Adjustments to Reconcile Net Income to Net Cash
  Provided by (Used in) Operating Activities:
   Provision for Loan and Lease Losses                        115,979          99,549         215,545
   Other Amortization and Accretion                            71,101          26,654           4,400
   Depreciation of Leased Equipment                           366,731         419,438         387,235
   Depreciation of Premises and Equipment                      23,764          22,088          22,482
   Impairment Charge on Mortgage Servicing Assets               1,844             539               -
   Tax Benefit Received from Exercise of Stock Options          1,570           1,069           2,706
   Expensing of Stock Option Grants                             1,259               -               -
   Gain on Sale of Florida Assets and Liabilities             (74,998)              -               -
   Gain on Sale of Merchant Services                          (19,000)              -               -
   Realized Investment Security Gains                          (6,307)         (2,596)              -
   Proceeds From Sale of Loans Held for Sale                4,464,905       3,065,139       2,825,184
   Origination of Loans Held for Sale                      (4,610,822)     (3,270,407)     (2,834,074)
   Realized Gains on Loans Held for Sale                      (12,704)        (13,702)         (2,856)
   (Increase) Decrease in Trading Account Securities            8,202         (11,368)        (59,207)
   (Increase) Decrease in Interest Receivable                 (22,389)          1,171           4,402
   Increase in Other Assets                                   (13,514)         (6,250)       (144,760)
   Decrease in Interest Payable                                (5,886)         (4,745)         (4,099)
   Increase (Decrease) in Deferred Income Taxes                53,316          22,550         (12,249)
   Increase (Decrease) in Other Liabilities                   (71,048)        (62,728)         57,930
                                                          -----------     -----------     -----------
    Net Cash Provided by Operating Activities                 368,703         381,852         461,636
                                                          -----------     -----------     -----------
Investing Activities:
 Investment Securities Available for Sale:
  Proceeds from Sales                                       3,018,207       1,423,825       2,264,759
  Proceeds from Maturities and Prepayments                  1,794,394       1,282,271       1,120,965
  Purchases                                                (5,087,300)     (3,347,912)     (3,367,243)
 Net Increase in Loans and Leases                            (288,422)       (320,208)     (1,085,819)
 Net (Increase) Decrease in Leased Equipment                  330,361        (118,400)       (652,695)
 Net Increase in Premises and Equipment                       (21,657)        (20,516)        (21,648)
 Net Cash Paid in Sale of Florida Operations
    and Merchant Services                                    (410,287)              -               -
                                                          -----------     -----------     -----------
  Net Cash Used in Investing Activities                      (664,704)     (1,100,940)     (1,741,681)
                                                          -----------     -----------     -----------
Financing Activities:
 Net Increase in Deposits                                   1,436,516         882,968          43,254
 Net Increase (Decrease) in Short-Term Debt                  (481,567)         39,696       1,246,286
 Principal Payments on Long-Term Debt                        (631,154)       (366,959)       (259,041)
 Proceeds from Issuance of Long-Term Debt and
  Junior Subordinated Debentures                                    -          86,239         426,032
 Proceeds from Issuance of Minority Interest                        -         160,966               -
 Cash Dividends Paid                                          (48,503)        (48,334)        (48,002)
 Repurchase of Common Stock                                         -             (24)           (246)
 Proceeds from Exercise of Stock Options                        6,362           4,232           3,884
 Net Increase in Other Equity Items                                 -               -              73
                                                          -----------     -----------     -----------
  Net Cash Provided by Financing Activities                   281,654         758,784       1,412,240
                                                          -----------     -----------     -----------
   Increase (Decrease) in Cash and Cash Equivalents           (14,347)         39,696         132,195
Cash and Cash Equivalents at Beginning of Period              540,919         501,223         369,028
                                                          -----------     -----------     -----------
   Cash and Cash Equivalents at End of Period             $   526,572     $   540,919     $   501,223
                                                          ===========     ===========     ===========
Supplemental Disclosures of Cash Flow Information:
 Cash Paid for:
  Interest                                                $   447,652     $   464,821     $   634,239
  Income Taxes                                                  2,786           6,318          20,044
 Non-Cash Activity:
  Transfer of Loans and Premises and Equipment
   to Other Real Estate                                        20,071          23,680          22,444


See notes to consolidated financial statements.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICIES: The following is a summary of significant accounting policies:

NATURE OF OPERATIONS: Provident Financial Group, Inc. (Provident) is a bank holding company headquartered in Cincinnati, Ohio. Provident operates bank and other financial service subsidiaries principally in Ohio and northern Kentucky. Principal products and services provided by Provident include commercial lending, lease financing, cash management, retail lending, deposit accounts, mortgage banking, brokerage services, investment products and trust services.

BASIS OF PRESENTATION: The accounting and reporting policies of Provident conform with accounting principles generally accepted in the United States. Certain estimates are required to be made by management in the preparation of the consolidated financial statements. Actual results may differ from those estimates. The consolidated financial statements include the accounts of Provident and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to conform to the current year presentation.

Special purpose entities (SPEs) have been formed for many of Provident's securitization transactions. These SPEs are not operating entities, have no employees, and have a limited life. The basic SPE structure involves Provident transferring loans or leases to the SPE. The SPE funds the purchase of these assets by issuing debt securities to investors. The legal documents governing the SPE transactions describe how the cash earned on the assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows. SPEs can be structured to be bankruptcy remote, thereby insulating investors from the impact of the creditors of other entities, including the seller of the assets. SPEs are critical to the functioning of several significant markets, including the asset-backed securities, mortgage-backed securities and commercial paper.

Generally, Provident's securitization transactions from 1997 through the second quarter of 2000 involved loans and equipment leases being transferred to SPEs. These transactions meet the applicable qualifying special-purpose entity (QSPE) criteria under Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and are not consolidated on Provident's balance sheet.

Provident also sold nonconforming residential loans through securitizations during 1996. As these transactions occurred prior to the issuance of Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the SPEs formed in these transactions do not meet the definition of a QSPE and are now consolidated in Provident's financial statements as of December 31, 2003. Additional details regarding these securitization trusts are provided in Note 3.

STATEMENTS OF CASH FLOWS: For cash flow purposes, cash equivalents include amounts due from banks and federal funds sold and reverse repurchase agreements. Generally, federal funds sold and reverse repurchase agreements are purchased and sold for one-day periods.

REVERSE REPURCHASE AGREEMENTS AND REPURCHASE AGREEMENTS: Securities purchased under agreements to resell (reverse repurchase agreements) and securities sold under agreements to repurchase (repurchase agreements) are treated as

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government, federal agency and agency mortgage-backed securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored by Provident.

SECURITIES: Securities are classified as available for sale or trading. Securities classified as available for sale are intended to be held for indefinite periods of time. These securities are stated at fair value with unrealized gains and losses (net of taxes) reported within Accumulated Other Comprehensive Loss of shareholders' equity.

Securities purchased with the intention of selling them in the near term are classified as trading. These securities are carried at fair value with unrealized gains and losses included in noninterest income. The specific identification method is used for determining gains and losses from securities transactions.

LOANS AND LEASES: Loans are generally stated at the principal amount outstanding. Loans that are intended to be sold within a short period of time are classified as held for sale. Loans held for sale are reported at the lower of aggregate cost or market value. Interest on loans is computed on the outstanding principal balance. The portion of loan fees which exceeds the direct costs to originate the loan is deferred and recognized as interest income over the estimated lives of the related loans using the interest method. Loan commitment fees are generally deferred and amortized into interest income on a straight-line basis over the commitment period. Any premium or discount applicable to specific loans purchased is amortized over the remaining lives of such loans using the interest method. Loans are generally placed on nonaccrual status when the payment of principal or interest is past due 90 days or more. However, installment loans are not placed on nonaccrual status because they are charged off in the month the loans reach 120 days past due. In addition, loans that are well secured and in the process of collection are not placed on nonaccrual status. When a loan is placed on nonaccrual status, any interest income previously recognized that has not been received is reversed. Future interest income is recorded only when a payment is received and collection of principal is considered reasonably assured. Income on impaired loans is generally recognized on a cash basis.

Leases are classified as either direct financing leases or operating leases, based on the terms of the lease arrangement. To be classified as a direct financing lease, the lease must have at least one of the following four characteristics: (1) the lease transfers ownership of the property to the lessee by the end of the lease term; (2) the lease contains a bargain purchase option;
(3) the lease term is equal to 75% or more of the estimated economic life of the leased property; or (4) the present value of the lease payments and the guaranteed residual value are at least 90% of the cost of the leased property. Leases that do not meet any of these four criteria are classified as Leased Equipment. The accounting policies for these financial instruments are discussed later in this Note.

An important factor in determining the classification of Provident's auto lease portfolio is the form of its residual value insurance. From 1994 to January 2003, Provident obtained residual value insurance for its auto leases

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


on a pool basis by year of origination. The insurance is commonly referred to as "capped" insurance. This type of insurance coverage, while effective in removing residual risk, does not result in direct financing lease classification for its auto leases. As residual value insurance for auto leases originated in February 2003 and later does not have this capped feature, but rather provides lease by lease coverage, these auto leases are accounted for as direct financing leases.

When a lease is classified as a direct financing lease, the sum of the aggregate rentals receivable and the estimated residual value of leased equipment less unearned income and third party debt on leveraged leases are recorded as an asset under Loans and Leases. Unearned income on direct financing leases is amortized over the terms of the leases resulting in an approximate level rate of return on the net investment in the leases. Income from leveraged lease transactions is recognized using a method that yields a level rate of return in relation to Provident's net investment in the lease. Commercial leases are generally placed on nonaccrual status when payments are past due 90 days or more while consumer leases are generally charged off in the month the leases reach 120 days past due.

Residual values on commercial lease assets are reviewed regularly for impairment. When impairment exists, the carrying value of the residual is reduced to the estimated fair value with the write-down recorded as a reduction to the reserve for loan and lease losses. Regarding consumer leases, Provident's residual value insurance covers the difference between the residual value and the market value of the automobile at the end of the lease term. The market value is determined as the greater of the proceeds received from the sale of the automobile or the Black Book Used Car Market Guide Monthly valuations. This insurance, however, does not cover residual losses when the automobile may be sold for below Black Book Used Car Market Guide Monthly value, which may arise when the automobile has excess wear and tear and/or excess mileage, not reimbursed by the lessee.

RESERVE FOR LOAN AND LEASE LOSSES: The reserve for loan and lease losses is maintained at a level that management estimates as necessary to absorb losses inherent in the lending portfolio. The reserve is increased by charges to earnings, as provisions for loan and lease losses. Loans and leases are charged off when deemed uncollectible and deducted from the reserve, while recoveries of previous charge-offs are added back to the reserve.

Management's determination of the adequacy of the reserve is based on an assessment of the inherent loss potential given the conditions at the time. Loans and leases reviewed on an individual basis include large non-homogeneous credits and higher risk loans where the internal credit rating is at or below a predetermined classification.

Corporate loans and leases not individually reviewed are segmented by the characteristics related to the reserve factors. Corporate loan and lease reserve factors are based upon quantitative migration analysis resulting in estimated default frequencies and loss in the event of default parameters. These factor estimates are reviewed and updated to reflect actual experience as needed.

Provident considers a corporate loan to be an impaired loan when it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Provident measures the value of an impaired loan based on the present value of expected future cash flows

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


discounted at the loan's effective interest rate or, if more practical, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. These value estimates result in specific reserve allocations.

Consumer loans are segmented by retail product. Forecast models for the consumer products are generally based on recent delinquency trends, credit score and loan-to-value distributions, and static pool analysis, or a combination of the three.

LOAN AND LEASE SECURITIZATIONS: Provident has securitized loans and leases in accordance with the provisions of Statement 140. Loans and leases securitized by Provident include nonconforming residential loans, equipment leases and home equity loans and lines of credit. Securitizations have provided Provident with immediate cash flows to fund additional loan and lease originations and purchases. Prior to June 30, 2000, Provident's securitizations were generally treated as sales, resulting in the removal of the loans and leases from the balance sheet and the recognition of gains or losses on the income statement. Since June 30, 2000, Provident's securitizations have been treated as secured financings, resulting in additional debt on the balance sheet and no recognition of gains or losses on the income statement. The change to a secured financing structure does not affect the total profit Provident will recognize over the life of a loan, but rather impacts the timing of income recognition. Secured financing transactions, on a comparative basis, cause reported earnings from securitized loans to be lower in the initial periods and higher in later periods, as interest is earned on the loans.

In a mortgage related securitization, Provident transfers a pool of loans to a trust. The trust funds the purchase of these assets by issuing debt securities to investors. The legal documents governing the trust describe how the cash earned on the assets held in the trust must be allocated to the investors and other parties that have rights to these cash flows. Generally, Provident's current value of these estimated excess cash flows include future cash flows of the underlying loans, net of payments due to investors of the securitization trust, credit losses, servicing fees and other fees (referred to as retained interest in securitized assets or RISAs), and servicing rights on the loans. Gain or loss on the sale of the loans, which was recorded in noninterest income, depended in portion on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the assets retained based on their relative fair value at the date of transfer.

As the RISAs are classified as available for sale investment securities, the assets are stated at fair value with unrealized gains and losses (net of taxes) reported within shareholders' equity. Fair value is based on management's best estimates of the valuation assumptions, including credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

LEASED EQUIPMENT: Leases that do not qualify for direct finance lease treatment are accounted for as operating leases and are classified as leased equipment on the balance sheet. Rental income for leased equipment is recognized on a straight-line basis as scheduled. Related depreciation expense is recorded on the straight-line basis over the life of the lease based upon the estimated residual value. On a periodic basis, a review is undertaken to determine if the leased equipment is impaired. An impairment

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


loss is recognized if the carrying amount of the leased equipment is not recoverable and exceeds its fair value. The carrying amount of the leased equipment is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the eventual disposition of the assets. Auto lease receivables are written off in the month the leases reach 120 days past due while equipment leases are written off when deemed uncollectible.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less depreciation and amortization that are computed principally on the straight-line method over the estimated useful lives of the assets.

GOODWILL: Goodwill is the excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination. Provident adopted the provisions of Statement No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets determined to have limited lives continue to be amortized over their useful lives.

MORTGAGE SERVICING ASSETS: Provident recognizes the rights to service mortgage loans it does not own but services for others within Other Assets of its balance sheet. Mortgage servicing assets may be recognized (1) when mortgage loans are sold with servicing retained or (2) when mortgage loan servicing is purchased. When mortgage loans are sold, the carrying value of the loans is allocated between the loans sold and servicing assets retained based on the relative fair values of each. Mortgage servicing assets, when purchased, are initially recorded at cost. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Estimated fair value is based on projected discounted cash flows which takes into consideration estimated servicing fees, prepayment speeds, discount rates, earnings on deposit of escrow funds and other assumptions. Mortgage servicing assets are tested quarterly to verify the market value equals or exceeds its carrying value. Impairment charges result in an increase to the mortgage servicing valuation allowance and an offsetting charge against loan servicing fees.

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

EQUITY INVESTMENTS: Provident invests in affordable housing partnerships, equity funds and directly in equity securities, which are collectively referred to herein as equity investments. Equity investments, which are reported within Investment Securities Available for Sale and Other Assets, are carried at estimated fair value with changes in fair value recognized in other noninterest income. The fair value of publicly traded investments are determined using quoted market prices less liquidity discounts. Liquidity discounts take into account the fact that Provident may not immediately realize such market prices due to regulatory, corporate and contractual sales

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


restrictions. The estimated fair value of equity investments that are not publicly traded approximates cost including other than temporary valuation adjustments considered appropriate by management. As of December 31, 2003 and 2002, Provident held equity investments with a carrying value of $60.2 million and $72.1 million, respectively.

OTHER REAL ESTATE AND EQUIPMENT: Other real estate and equipment acquired through partial or total satisfaction of loans is recorded at the lower of cost or fair value and is included in Other Assets of the consolidated balance sheet. Provident's policy is to include the unpaid balance of applicable loans in the cost of other real estate and equipment. However, in no case is the carrying value of other real estate and equipment greater than fair value. At December 31, 2003 and 2002, the carrying value of other real estate and equipment owned was $4.3 million and $15.8 million, respectively.

STOCK-BASED COMPENSATION: Statement No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, adoption of a fair value-based accounting method for stock-based employee compensation plans. Provident adopted the provisions of Statement 123 as of January 1, 2003. Under these rules, compensation expense is recognized over the vesting period equal to the fair value of stock-based compensation as of the date of grant. As Provident has elected to use the Prospective Method of expense recognition according to the transition rules of Statement No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," the adoption of Statement 123 applies only to options granted after December 31, 2002. Prior to January 1, 2003, Provident accounted for stock-based employee compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," whereby no compensation expense is recognized for the granting of stock options when the exercise price of the option equals the market price of the underlying stock at date of grant.

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

The following weighted-average assumptions were used in the option pricing model for 2003, 2002 and 2001 respectively: risk-free interest rates of 3.46%, 4.50% and 4.72%; dividend yields of 3.50%, 3.50% and 3.00%; volatility factors of the expected market price of Provident's Common Stock of 29.2%, 29.1% and 28.8% and an expected life of the option of 7 years for each year. Based on these assumptions, the weighted-average fair value of options granted in 2003, 2002 and 2001 was $6.45, $5.89 and $8.35, respectively.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Provident recorded $1.3 million ($1.0 million after-tax) of stock-based compensation for 2003 while no compensation cost was recognized for stock option grants during 2002 and 2001. Had compensation cost been expensed for stock option awards based on the fair values at grant dates as discussed above, Provident's net income and earnings per share would have been as follows:

                                                              Year Ended December 31,
                                                   ----------------------------------------------
(In Thousands, Except Per Share Data)                  2003             2002             2001
-----------------------------------------------    ------------     ------------     ------------
Net Income as Reported                             $     96,700     $     95,451     $     (1,003)
Plus Stock-Based Compensation Recognized for
 Options Granted in 2003, Net of Related Tax              1,043                -                -
Less Total Stock-Based Compensation Determined
 under Fair Value Based Methods, Net of Related
 Tax Effects                                             (6,965)          (9,662)          (7,181)
                                                   ------------     ------------     ------------
Pro-forma Net Income                               $     90,778     $     85,789     $     (8,184)
                                                   ============     ============     ============
Earnings Per Share:
  Basic - As Reported                              $       1.96     $       1.94     $      (0.04)
  Basic - Pro Forma                                        1.84             1.74            (0.19)
  Diluted - As Reported                                    1.90             1.88            (0.04)
  Diluted - Pro Forma                                      1.81             1.72            (0.19)

INCOME TAXES: Provident files a consolidated federal income tax return that includes all of its subsidiaries. Subsidiaries provide for income taxes on a separate-return basis and remit to Provident amounts determined to be currently payable.

DERIVATIVE FINANCIAL INSTRUMENTS: Provident employs derivatives such as interest rate swaps, caps and floors to manage the interest sensitivity of certain on and off-balance sheet assets and liabilities. The net interest income or expense on interest rate swaps and caps is accrued and recognized as an adjustment to the interest income or expense of the associated on and off-balance sheet asset or liability.

Provident adopted the provisions of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. Statement 133 requires that derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in earnings recognition only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders' equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. Note 19 provides additional detail on the accounting for derivative instruments and hedging activities held by Provident.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS: In December 2002, Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued. Statement 148 amends Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to Statement 123's fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of APB Opinion No. 25. As discussed in Note 1, Provident adopted the provisions of Statement 123 using the Prospective Method of expense recognition according to Statement 148. Provident recorded $1.3 million ($1.0 million after-tax) of stock-based compensation for 2003 as of a result of adopting Statement 123.

In April 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133 "Accounting for Derivative Instruments and Hedging Activities." Statement 149 amends Statement 133 for decisions made
(1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. However, the provisions of Statement 149 that merely represent the codification of previous Derivatives Implementation Group decisions were already effective and were applied in accordance with their prior respective effective dates. The adoption of this Statement did not have any significant impact on Provident's results of operations or financial condition.

In May 2003, the FASB issued Statement 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this Statement did not have any significant impact on Provident's results of operations or financial condition.

In December 2003, the FASB issued revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R, which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities (VIEs). A VIE exists when (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (2) equity investors do not have the ability to make decisions about the entity's activities through voting rights or do not have the obligation/right to absorb expected losses/residual returns of the entity; or (3) equity investors have voting rights that are not proportionate to their economic

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


interests and the activities of the entity are conducted on behalf of an investor with a disproportionately small voting interest. FIN 46R requires VIEs to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses and/or receives a majority of its expected residual returns as a result of holding variable interests. FIN 46R becomes effective for entities that have interest in special purpose entities (SPEs) for periods ending after December 15, 2003, and for all other types of VIEs for periods ending after March 15, 2004. As of December 31, 2003, Provident adopted the provisions of FIN 46R for SPEs. This resulted in additional assets of $28.5 million and an after-tax charge to earnings of $1.2 million. See Note 3 for further discussions of VIEs.

NOTE 3 - INVESTMENTS IN VARIABLE INTEREST ENTITIES: As discussed in Note 2, FASB issued revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R) in December 2003. As a result of FIN 46R, Provident consolidated two securitization trusts (PCFS 96-1 and PCFS 96-2) and de-consolidated four other trusts (Provident Capital Trust I, II, III and IV).

From 1996 to 2000, Provident securitized and sold loans and equipment leases through the creation of securitization trusts (also referred to as special purpose entities or SPEs). These securitization trusts are not operating entities, have no employees, and have a limited life. The basic securitization structure involves Provident transferring loans or leases to the securitization trust. The securitization trust funds the purchase of these assets by issuing debt securities to investors. The legal documents governing the securitization trust transactions describe how the cash earned on the assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows. Securitization trusts can be structured to be bankruptcy remote, thereby insulating investors from the impact of the creditors of other entities, including the seller of the assets.

Provident accounted for these securitization transactions according to Statements No. 125 and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under these Statements, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Accordingly, the loans and equipment leases sold to these securitization trusts were removed from Provident's balance sheet and the securitization trusts were not consolidated. Statement No. 140 provides specific criteria for determining when an SPE meets the definition of a qualifying special-purpose entity (QSPE). The securitization trusts, with the exception of PCFS 96-1 and PCFS 96-2, meet the applicable QSPE criteria under Statement 140.

As loans were sold to the PCFS 96-1 and PCFS 96-2 securitization trusts prior to the effective date of Statement No. 125, the securitization trusts do not meet the definition of a QSPE and are now required to be consolidated in Provident's financial statements as of December 31, 2003 based on the provisions of FIN 46R. The consolidation of PCFS 96-1 and 96-2 securitization trusts resulted in an additional $14.1 million in loans being recorded on Provident's balance sheet and an after-tax cumulative effect of changes in accounting principles of $1.2 million being charged against earnings.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Between 1996 and 2001, Provident formed Provident Capital Trust I, II, III and IV, collectively referred to as Provident Capital Trusts. Provident Capital Trusts issued a total of $462.5 million of preferred securities to outside investors and $14.3 million of common securities to Provident. Proceeds from the issuance of these capital securities were invested in Provident's Junior Subordinated Debentures. Generally, the Junior Subordinated Debentures qualify as Tier I capital for bank regulatory purposes.

FIN 46R states that an enterprise shall consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. Provident will not absorb a majority of Provident Capital Trusts expected losses or receive a majority of their expected residual returns. As of December 31, 2003, Provident's consolidated financial statements no longer include the Provident Capital Trusts entities.

As the capital securities of Provident Capital Trusts are mandatorily redeemable upon the maturity of the Debentures, Provident had been reporting the preferred securities of Provident Capital Trusts similar to long-term debt within its financial statements. As a result of the de-consolidation, Provident recorded its $14.3 million common stock investment in Provident Capital Trusts as equity investments within Other Assets and as additional borrowings within Junior Subordinated Debentures of its balance sheet, whereas in prior periods, this common stock investment had been eliminated within consolidation. The de-consolidation of Provident Capital Trusts had no impact on earnings.

Provident has evaluated the applicability of FIN 46R on other various investments and interests, including affordable housing partnerships, equity investments, small business commercial real estate partnerships, leverage leasing structures, customer trust accounts and securitization trusts. It was determined that certain of these investments and interests were variable interest entities, however, as Provident was not the primary beneficiary, these entities were not consolidated.

Provident's involvement with affordable housing partnerships has been from the aspect of receiving investment tax credits as a limited partner and receiving fees for forming investment partnerships as a general partner. Provident's investment in affordable housing partnerships at December 31, 2003 was $18 million which is also Provident's maximum exposure to loss.

Provident has also acquired interest in other entities by purchasing limited partner interests in equity funds and directly investing in other entities' common and preferred stock. The objective for these investments may be either strategic or non-strategic. Strategic investments are made to companies that provide services or expand markets in traditional banking business. The primary purpose for non-strategic investments is to achieve an economic return, with secondary consideration given to matters, such as providing financing opportunities, other banking relationships, and potential advisory fee income for capital raising and buy/sell engagements. Provident's total investment in these equity funds and direct equity investments as of December 31, 2003 totaled $42 million which is also Provident's potential exposure to loss.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Securitization trusts, which were formed as a result of securitization transactions accounted for as sales from 1997 to 2000, are not within the scope of FIN 46R and therefore have not been consolidated. As such, loans and leases sold within these transactions have been removed from the balance sheet. The following table provides a summary of the outstanding balances of these off-balance sheet loans and leases:

                                                           December 31,
                                                  ------------------------------
(In Thousands)                                       2003                2002
----------------------------------------          ----------          ----------
Nonconforming Residential                         $1,169,763          $1,779,127
Prime Home Equity                                    133,472             194,775
Equipment Leases                                      41,363              94,408
                                                  ----------          ----------
                                                  $1,344,598          $2,068,310
                                                  ==========          ==========

In connection with the recognition of non-cash gains on securitizations accounted for as sales, the present value of future cash flows, referred to as retained interest in securitized assets, was recorded as an asset within Investment Securities Available For Sale.

Additionally, Provident provides for a liquidity commitment to its nonconforming residential securitizations, treated as sales, in the form of an unfunded demand note backed by a AAA rated standby letter of credit. The commitment is maintained to improve the credit grade of the securitization and thereby reduce the rate paid to investors of the securitization trust. The unfunded demand note is an asset of the securitization trust as well as a liability of Provident. As such, Provident records the amount of the unfunded demand note as a liability. As Provident owns the residual interest of the securitization trust, the estimate of the fair value of the interest includes an estimate of the amount of the demand note which will be returned to Provident at the end of the securitization transaction.

The components of the estimated fair value of the RISA as of December 31, 2003 follow:

                                                    Nonconforming        Prime
(In Thousands)                                       Residential     Home Equity
------------------------------------------------    -------------    -----------
Estimated Cash Flows of Underlying Loans,
  Net of Payments to Certificate Holders,
  and Servicing and Insurance Expense                 $ 386,804       $   7,835
Less:
  Estimated Credit Loss                                 (60,087)              -
  Discount to Present Value                            (113,753)         (1,444)
                                                      ---------       ---------
Carrying Value of RISA                                $ 212,964       $   6,391
                                                      =========       =========

As the RISA is classified as an available for sale investment security, it has been adjusted to its fair value with the change in fair value recorded in other comprehensive income. As of December 31, 2003 the fair value of the RISA exceeds the amortized cost basis by $25.7 million, with resulted in an after-tax increase to other comprehensive income of $16.7 million. The amortized cost basis of the nonconforming residential RISA is $187.3 million.

Provident's prime home equity and equipment leasing securitizations are credit enhanced in the form of cash collateral accounts that are maintained inside the securitization vehicle. Detail of the cash collateral balances

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


held by the Trusts and the estimates of future losses are provided below as of December 31, 2003:

                                                  Carrying Value      Estimates
                                                     of Credit        of Future
(In Thousands)                                     Enhancements        Losses
----------------------------------------------     ------------     ------------
Prime Home Equity                                  $     34,520     $        365
Equipment Leases                                         33,236              468
                                                   ------------     ------------
                                                   $     67,756     $        833
                                                   ============     ============

At December 31, 2003, management believes the current carrying values of the RISA, credit enhancements and estimates of future losses are properly stated.

The following sensitivity table provides the effects of an immediate 10% and 20% adverse change to key economic assumptions on RISAs and loss estimates as of December 31, 2003:

                                                    Nonconforming         Prime          Equipment
(Dollars in Millions)                                Residential       Home Equity        Leasing
------------------------------------------------    ------------      ------------      ------------
Peak Prepayment Speed Assumption (Annual Rate)           33% CPR           30% CPR               n/a
 Impact on Fair Value of 10% Adverse Change         $      (11.5)     $       (0.7)              n/a
 Impact on Fair Value of 20% Adverse Change         $      (22.9)     $       (1.3)              n/a

 Estimated Credit Loss Assumption
  (Percentage of Original Balance)                          6.47%             1.00%             5.76%
 Impact on Fair Value of 10% Adverse Change         $       (6.0)              $ -      $       (0.1)
 Impact on Fair Value of 20% Adverse Change         $      (12.0)     $       (0.1)     $       (0.2)

 RISA Discount Rate                                         9.47%             6.25%              n/a
 Impact on Fair Value of 10% Adverse Change         $       (2.8)     $       (0.1)              n/a
 Impact on Fair Value of 20% Adverse Change         $       (5.6)     $       (0.1)              n/a

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

The following table presents quantitative information about delinquencies, net credit losses and components of securitized and portfolio loans and leases:

                                                   2003                                         2002
                                -------------------------------------------  -------------------------------------------
                                                              Middle Market                                Middle Market
                                Nonconforming   Prime Home      Equipment    Nonconforming   Prime Home      Equipment
(Dollars in Thousands)           Residential      Equity         Leases       Residential      Equity         Leases
-----------------------------    ----------     ----------     ----------     ----------     ----------     ----------
 Average Assets:
  Securitized and Sold           $1,471,661     $  162,310     $   66,378     $2,190,684     $  246,163     $  150,562
  Portfolio and Held for sale       405,822      1,519,339      1,047,555        808,822        853,860        957,835
                                 ----------     ----------     ----------     ----------     ----------     ----------
   Total Managed Assets          $1,877,483     $1,681,649     $1,113,933     $2,999,506     $1,100,023     $1,108,397
                                 ==========     ==========     ==========     ==========     ==========     ==========
 Year-End Assets:
  Securitized and Sold           $1,169,763     $  133,472     $   41,363     $1,779,127     $  194,775     $   94,408
  Portfolio and Held for Sale       122,518      1,484,376      1,130,314        657,204      1,110,728      1,046,640
                                 ----------     ----------     ----------     ----------     ----------     ----------
   Total Managed Assets          $1,292,281     $1,617,848     $1,171,677     $2,436,331     $1,305,503     $1,141,048
                                 ==========     ==========     ==========     ==========     ==========     ==========
 Net Charge-Offs on
  Total Managed Assets           $  147,290     $    2,290     $   18,069     $  131,462     $    3,422     $   20,184
                                 ==========     ==========     ==========     ==========     ==========     ==========
 Net Charge-Offs to
  Average Managed Assets               7.85%          0.14%          1.62%          4.38%          0.31%          1.82%
                                 ==========     ==========     ==========     ==========     ==========     ==========
 90 Days or More
  Delinquencies to
  Year-End Managed Assets             27.68%          0.19%          0.04%         17.85%          0.19%          0.38%
                                 ==========     ==========     ==========     ==========     ==========     ==========

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - INVESTMENT SECURITIES: EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," requires certain quantitative and qualitative disclosures for debt and equity securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The following table provides amortized cost and estimated market values of securities available for sale at year-end. December 31, 2003 balances are segregated by investments that have been in a continuous unrealized loss position for more than twelve months from investments that have been in an unrealized loss position for less than twelve months or have unrealized gains.

                                                               Gross            Gross          Estimated
                                             Amortized      Unrealized       Unrealized         Market
(In Thousands)                                 Cost            Gains           Losses            Value
---------------------------------------    ------------    ------------     ------------     ------------
2003 - Investments with an Unrealized
  Gain Position or Unrealized Loss
  Position for Less Than Twelve Months:
   U.S. Treasury and Federal Agency
    Debentures                             $    608,808    $      3,599     $     (1,285)    $    611,122
   State and Political Subdivisions               1,360              40                -            1,400
   Mortgage-Backed Securities                 3,199,805          26,344          (46,418)       3,179,731
   Other Securities                             691,560              10           (5,140)         686,430
                                           ------------    ------------     ------------     ------------
                                           $  4,501,533    $     29,993     $    (52,843)    $  4,478,683
                                           ============    ============     ============     ============
2003 - Investments with a Continuous
  Unrealized Loss Position for More
  Than Twelve Months:
   Mortgage-Backed Securities              $     50,312             $ -     $    (22,813)    $     27,499
   Other Securities                              22,632               -             (902)          21,730
                                           ------------    ------------     ------------     ------------
                                           $     72,944             $ -     $    (23,715)    $     49,229
                                           ============    ============     ============     ============
2002 - All Investments:
   U.S. Treasury and Federal Agency
    Debentures                             $    310,244    $      5,974     $        (75)    $    316,143
   State and Political Subdivisions               1,838              40               (3)           1,875
   Mortgage-Backed Securities                 3,240,192          70,043          (18,723)       3,291,512
   Other Securities                             606,237              10             (539)         605,708
                                           ------------    ------------     ------------     ------------
                                           $  4,158,511    $     76,067     $    (19,340)    $  4,215,238
                                           ============    ============     ============     ============

Mortgage-backed securities with a continuous unrealized loss for over one year are comprised of two securities. Both securities are comprised of securitized pools of residential and commercial mortgage loans and bonds. The market value deterioration resulted from a combination of i) significant increases in prepayment speeds on the underlying mortgage loans during the declining rate environment since 2000; and ii) credit default issues within the underlying component loans and bonds that comprise these securities. However, these securities are rated "AAA", and are guaranteed to have the principal repaid by other components of the securities which are U.S. Treasury and Agency Strips. While Provident anticipates the market value deterioration experienced since the securities' purchase in 1998 and 2000 to continue, no principal loss is expected due to the securities' credit enhanced structure. In a worst case scenario, these securities will mature in 2021 and 2030 at their par value. The company has the intent and ability to hold these securities until the market value has substantially recovered.

Other securities with a continuous unrealized loss for over twelve months is the company's seed investment in a proprietary fixed income mutual fund family. The net asset value loss is the result of the effect of interest rate movements on the underlying fixed income investments in the fund. The company has the intent and ability to hold these securities until the value has substantially recovered.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment securities with a carrying value of approximately $2.8 billion and $2.6 billion at December 31, 2003 and 2002, respectively, were pledged as collateral to secure public and trust deposits, repurchase agreements, extensions of credit by the Federal Home Loan Bank, interest rate derivatives and for other purposes.

In 2003, 2002 and 2001 gross gains of $48.5 million, $9.2 million and $10.3 million and gross losses of $3.0 million, $6.6 million and $10.3 million, respectively, were realized on the sale of securities available for sale. In addition, Provident recognized RISA and equity investment write-downs of $39.2 million during 2003.

Securities are shown below based on their estimated average lives at December 31, 2003. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Amortized           Estimated
(In Thousands)                           Cost            Market Value
--------------                        ---------          ------------
Due in one year or less               $  440,042          $  441,335
Due after 1 through 5 years            3,114,284           3,104,650
Due after 5 through 10 years             553,031             541,529
Due after 10 years                       467,120             440,398
                                      ----------          ----------
   Total                              $4,574,477          $4,527,912
                                      ==========          ==========


NOTE 5 - LEASING: Provident originates leases which are classified as either finance leases or operating leases, based on the terms of the lease arrangement. When a lease is classified as a finance lease, the future lease payments, net of unearned income, and the estimated residual value of the leased property at the end of the lease term are recorded as an asset under Loans and Leases. The amortization of the unearned income is recorded as interest income. When a lease is classified as an operating lease, the costs of the leased property, net of depreciation, is recorded as Leased Equipment. Rental income is recorded as noninterest income while the depreciation on the leased property is recorded as noninterest expense. At the expiration of a lease, the leased property is sold or another lease agreement is initiated.

Lease Financing: Lease financing includes the leasing of transportation, manufacturing, construction, communication, data processing, medical, office equipment and vehicles. These leases are classified as direct financing leases, with expiration dates over the next 1 to 9 years. Rentals receivable at December 31, 2003 and 2002 include $57 million and $81 million, respectively, for leveraged leases, which is net of principal and interest on the nonrecourse debt. The residual values on the leveraged leases that were entered into are estimated to be approximately $66 million and $110 million in total at December 31, 2003 and 2002, respectively.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net investment in lease financing at December 31 were as follows:

                                                 2003                                      2002
                                   ---------------------------------           --------------------------
(In Thousands)                     Commercial              Consumer             Commercial       Consumer
--------------                     -----------           -----------           -----------       --------
Rentals Receivable                 $ 1,352,071           $   322,460           $ 1,322,470        $   --
Estimated Residual Values              132,267               194,263               171,482            --
                                   -----------           -----------           -----------        ------
                                     1,484,338               516,723             1,493,952            --
Less:  Unearned Income                (209,083)              (56,421)             (220,051)           --
                                   -----------           -----------           -----------        ------
 Net Investment                    $ 1,275,255           $   460,302           $ 1,273,901        $   --
                                   ===========           ===========           ===========        ======


The following is a schedule by year of future minimum lease payments to be received on lease financing for the next five years as of December 31, 2003:


(In Thousands)           Commercial           Consumer
--------------           ----------          ----------
2004                     $  493,514          $   76,421
2005                        357,870              75,685
2006                        212,300              74,644
2007                        112,353              61,208
2008                         72,704              30,931
Thereafter                  103,330               3,571
                         ----------          ----------
   Total                 $1,352,071          $  322,460
                         ==========          ==========

Leased Equipment: Leased equipment includes assets which are subject to operating leases. Operating leases are comprised of transportation equipment, manufacturing equipment, data processing, medical and office equipment to commercial clients and vehicles, some of which are accounted for as assets under a capital lease.

Provident, utilizing its auto leases, has entered into sale-leaseback transactions. At December 31, 2003 and 2002, respectively, approximately $0.9 billion and $1.5 billion of auto leases which were utilized in these transactions were outstanding and represent assets under capital leases included in Leased Equipment.

A summary of leased equipment at December 31 follows:

                                                  2003                                        2002
                                  ---------------------------------           ---------------------------------
(In Thousands)                     Commercial             Consumer             Commercial             Consumer
--------------                    -----------           -----------           -----------           -----------
Cost                              $   355,880           $ 2,205,913           $   366,982           $ 2,905,969
Accumulated Depreciation             (111,070)             (797,459)             (100,885)             (821,710)
                                  -----------           -----------           -----------           -----------
                                      244,810             1,408,454               266,097             2,084,259
                                  ===========           ===========           ===========           ===========


The future gross minimum rentals, by year, under noncancelable leases for the rental of leased equipment follows:

(In Thousands)                      Commercial           Consumer
--------------                      ----------           --------
2004                                $  59,540            $ 314,327
2005                                   46,390              220,151
2006                                   28,113              117,138
2007                                   13,319               38,759
2008                                    5,122                4,567
Thereafter                              2,462                  137
                                    ---------            ---------
     Total                          $ 154,946            $ 695,079
                                    =========            =========

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2003, 2002 and 2001, respectively, Provident incurred impairment charges of $0.3 million, $1.9 million and $5.7 million on uninsured auto residuals. Impairment is determined on an individual unit basis. Since 1994, except for a five-month period during 1998, when it self-insured, Provident has maintained insurance on its auto lease residuals in amounts necessary to effectively remove residual risk.

NOTE 6 - RESERVE FOR LOAN AND LEASE LOSSES: The changes in the loan and lease loss reserve for the years ended December 31 were as follows:

(In Thousands)                                 2003                 2002                2001
--------------                               ---------           ---------           ---------
Balance at Beginning of Period               $ 201,051           $ 241,143           $ 159,118
Provision for Loan and Lease Losses
  Charged to Earnings                          115,979              99,549             215,545
Acquired Reserves                                   --                  --              10,003
Recoveries Credited to the Reserve              20,144              26,220              12,057
                                             ---------           ---------           ---------
                                               337,174             366,912             396,723
Losses Charged to the Reserve                 (177,174)           (165,861)           (155,580)
                                             ---------           ---------           ---------
  Balance at End of Period                   $ 160,000           $ 201,051           $ 241,143
                                             =========           =========           =========


The following table shows Provident's investment in impaired loans as defined under Statement 114 as amended by Statement 118:

(In Thousands)                                                2003              2002
--------------                                              --------          --------
Impaired Loans Requiring a Valuation Allowance of
 $15.0 Million in 2003 and $29.4 Million in 2002            $ 54,247          $ 91,053
Impaired Loans Not Requiring a Valuation Allowance             8,391             8,272
                                                            --------          --------
   Total Impaired Loans                                     $ 62,638          $ 99,325
                                                            ========          ========
Average Impaired Loans for the Year                         $105,583          $102,241
                                                            ========          ========

The decrease in impaired loans reflects the sale of non-performing loans that occurred in the fourth quarter of 2003. The largest impaired loan relates to the commercial airline industry. The remaining impaired loans are distributed among 14 industries. Impaired loans are reviewed on an individual basis to estimate potential future losses. As of December 31, 2003, reserves established for impaired loans are believed to be sufficient to absorb future potential losses.

Interest income recognized on impaired loans during 2003 or 2002 was $0 and $0.2 million, respectively. The valuation allowance recorded on impaired loans is included in the reserve for loan losses.

Loans and leases on nonaccrual status at December 31, 2003, 2002 and 2001 were $79.9 million, $166.4 million and $176.9 million, respectively. Loans and leases which were ninety days or more past due and still accruing totaled $12.7 million, $29.9 million and $30.3 million at December 31, 2003, 2002 and 2001, respectively. No loans or leases had been renegotiated to provide a reduction or deferral of interest or principal as of December 31, 2003, 2002 and 2001.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PREMISES AND EQUIPMENT: The following is a summary of premises and equipment at December 31:

(In Thousands)                                 2003                 2002
--------------                              ---------           ---------
Land                                        $  10,301           $  11,921
Buildings                                      38,954              40,698
Leasehold Improvements                         19,448              19,092
Furniture and Fixtures                        189,528             179,016
                                            ---------           ---------
                                              258,231             250,727
Less Depreciation and Amortization           (165,394)           (149,214)
                                            ---------           ---------
  Total                                     $  92,837           $ 101,513
                                            =========           =========

Rent expense for all bank premises and equipment leases was $17.0 million, $15.2 million and $15.1 million in 2003, 2002 and 2001, respectively. The future gross minimum rentals, by year, under noncancelable leases for the rental of premises and equipment are $14.3 million in 2004, $13.3 million in 2005, $12.6 million in 2006, $10.7 million in 2007, $10.3 million in 2008 and $50.4 million thereafter.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS: Provident adopted the provisions of Statement No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with Statement 142. Other intangible assets determined to have limited lives continue to be amortized over their useful lives. Management performed an impairment test on its goodwill assets as of January 1, 2003 and 2002 and determined that no impairment existed as of those dates.

As a result of adopting Statement 142, Provident did not incur any goodwill amortization during 2003 and 2002, whereas during 2001, Provident recorded goodwill amortization. The following table provides net income and earnings per share for the year ended December 31, 2001 on a pro forma basis excluding goodwill amortization.

                                                      Year Ended
                                                     December 31,
(In Thousands, Except Per Share Amounts)                 2001
----------------------------------------             ------------
Net Income (Loss):
 As Reported                                          $ (1,003)
 Add Back: After-Tax Goodwill Amortization               2,806
                                                      --------
 Pro-Forma Net Income                                 $  1,803
                                                      ========
Basic Earnings (Loss) Per Common Share:
 As Reported                                          $  (0.04)
 Add Back: After-Tax Goodwill Amortization                0.06
                                                      --------
 Pro-Forma Basic Earnings Per Common Share            $   0.02
                                                      ========
Diluted Earnings (Loss) Per Common Share:
 As Reported                                          $  (0.04)
 Add Back: After-Tax Goodwill Amortization                0.06
                                                      --------
 Pro-Forma Diluted Earnings Per Common Share          $   0.02
                                                      ========

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of goodwill by business line for the years ended December 31, 2003 and 2002, are as follows:

                                                    Commercial          Retail
(In Thousands)                                       Banking           Banking              Total
--------------                                      ----------         --------           --------
Balance at January 1, 2002                           $ 39,825          $ 40,824           $ 80,649
Goodwill Acquired During the Year                          --               189                189
Goodwill Recorded as a Result of Contingent                                  --
 Consideration being Recognized                         1,594               219              1,813
                                                     --------          --------           --------
Balance at December 31, 2002                           41,419            41,232             82,651

Goodwill Recorded as a Result of Contingent
 Consideration being Recognized                         1,329               289              1,618
Goodwill Included in the Sale of Florida
 Assets and Liabilities                                    --            (2,468)            (2,468)
                                                     --------          --------           --------
Balance at December 31, 2003                         $ 42,748          $ 39,053           $ 81,801
                                                     ========          ========           ========

As all of Provident's other intangible assets have been determined to have limited lives, these assets have continued to be amortized as in the past. Intangible assets, consisting of non-contractual customer relationships, had a gross carrying value of $16.0 million and accumulated amortization of $9.4 million resulting in a net carrying value of $6.6 million as of December 31, 2003. Amortization of intangible assets was $4.4 million, $4.7 million and $3.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The estimated amortization of intangible assets for the next five years is $3.2 million for 2004; $2.1 million for 2005; $0.7 million for 2006; $0.2 million for 2007; and $0.2 million for 2008.

NOTE 9 - MORTGAGE SERVICING ASSETS: Provident recognizes the rights to service mortgage loans it does not own but services for others within Other Assets of its balance sheet. Mortgage servicing assets may be recognized (1) when mortgage loans are sold with servicing retained or (2) when mortgage loan servicing is purchased. When mortgage loans are sold with servicing retained, the carrying value of the loans is allocated between the loans sold and servicing assets retained based on the relative fair values of each. Mortgage servicing assets, when purchased, are initially recorded at cost. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Mortgage servicing assets are evaluated quarterly for impairment based on the fair value of those assets, using a disaggregated approach based on interest rates and product types. The fair value of the mortgage servicing assets is determined by estimating the present value of future net cash flows, taking into consideration loan prepayments speeds, discount rates, servicing costs and other economic factors.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the net carrying value of mortgage servicing assets follows:

                                                            Year Ended
                                                           December 31,
                                                  -----------------------------
(In Thousands)                                       2003                2002
--------------                                    ---------           ---------
Mortgage Servicing Assets:
 Balance at Beginning of Period                   $ 112,229           $  84,267
 Capitalized                                         85,452              46,139
 Amortization                                       (34,579)            (17,098)
 Sales / Loan Payoffs                                (3,932)             (1,079)
 Permanent Impairment Write-Off                        (304)                 --
                                                  ---------           ---------
 Balance at End of Period                         $ 158,866           $ 112,229
                                                  =========           =========
Valuation Allowance:
 Balance at Beginning of Period                   $    (539)          $      --
 Servicing Valuation Provision                       (1,844)               (539)
 Permanent Impairment Write-Off                         304                  --
                                                  ---------           ---------
 Balance at End of Period                         $  (2,079)          $    (539)
                                                  =========           =========
Net Carrying Value of Mortgage Servicing          ---------           ---------
 Assets at End of Period                          $ 156,787           $ 111,690
                                                  =========           =========

As of December 31, 2003, total mortgage loans serviced for others included $11.3 billion on residential property and $9.7 billion on commercial real estate property. Net mortgage servicing assets relating to residential loans and commercial real estate loans totaled $82.1 million and $74.7 million, respectively as of December 31, 2003. Net impairment charges of $1.1 million and $0.5 million were incurred on the residential servicing assets in 2003 and 2002, respectively. In 2003, impairment charges of $0.7 million were incurred on the commercial real estate assets. Impairment charges on mortgage servicing assets have been less significant for Provident than at some other mortgage servicers due to characteristics of the underlying loans being serviced. The majority of the residential loans were acquired with interest rates at or near current levels while most of the commercial real estate loans have lockout and prepayment penalties generally ranging from 5 to 9 years.

NOTE 10 - SHORT-TERM DEBT: Short-term debt was as follows:


(Dollars in Thousands)                                          2003                 2002                 2001
----------------------                                       ----------           ----------           ----------
Year End Balance:
  Federal Funds Purchased and Repurchase Agreements          $1,182,385           $1,653,736           $1,644,738
  Commercial Paper                                              261,053              271,269              240,571
Weighted Average Interest Rate at Year End:
  Federal Funds Purchased and Repurchase Agreements                2.35%                1.98%                2.28%
  Commercial Paper                                                 0.96                 1.49                 1.67
Maximum Amount Outstanding at Any Month End:
  Federal Funds Purchased and Repurchase Agreements          $1,861,603           $1,701,716           $1,925,001
  Commercial Paper                                              298,755              310,029              273,898

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LONG-TERM DEBT: Long-term debt consisted of the following:



                                                                                                              December 31,
                                             Stated            Effective           Maturity        ------------------------------
(Dollars in Thousands)                      Rate (1)            Rate (2)             Date              2003                2002
----------------------                      --------           ---------           --------        ----------          ----------
Provident (Parent Company):
 Fixed Rate Senior                             8.38%               3.49%               2032        $   75,000          $   75,000
 Miscellaneous Notes                        Various             Various             Various               120                 239
                                                                                                   ----------          ----------
                                                                                                       75,120              75,239
                                                                                                   ----------          ----------
Subsidiaries:
 Notes Payable to
  Federal Home Loan Bank:
   Fixed Rate                                  5.84                5.84                2009           252,933             253,076
   Fixed Rate                                  5.96                5.96                2010           280,000             420,000
   Fixed Rate                               Various             Various             Various            48,563              55,589
 Subordinated Notes:
   Fixed Rate                                   n/a                 n/a                2003                --              74,998
   Fixed Rate                                  6.38                1.49                2004            99,997              99,932
 Secured Debt Financings:
   Secured by Auto Leases (3)                   n/a                 n/a                2003                --             125,354
   Secured by Auto Leases (3)                   n/a                 n/a                2003                --              42,325
   Secured by Auto Leases (3)                  5.76                 .43                2004            38,863              55,029
   Secured by Auto Leases (3)                  5.22                5.22                2004           100,901             244,585
   Secured by Auto Leases (3)                  5.96                5.96                2005            19,419              24,515
   Secured by Auto Leases (3)                  5.27                5.27                2005           107,496             130,263
   Secured by Auto Leases (3)                  6.37                6.37                2006           536,095             474,504
   Secured by Auto Leases (3)                  5.39                5.39                2007            22,717              26,700
   Secured by Auto Leases (3)                  6.00                6.00                2007           356,403             388,869
   Secured by Auto Leases (3)                  4.70                7.16                2007           215,847             249,020
   Secured by Residential Properties           4.12                4.12                2004            10,775                  --
   Secured by Residential Properties           1.50                2.05                2005           991,585             986,536
   Secured by Equipment Leases                 1.50                1.50                2005            19,433              43,073
 Miscellaneous Notes                        Various             Various             Various           122,783              73,050
                                                                                                   ----------          ----------
                                                                                                    3,223,810           3,767,418
                                                                                                   ----------          ----------
      Total                                                                                        $3,298,930          $3,842,657
                                                                                                   ==========          ==========

(1)   Stated rate reflects interest rate on notes as of December 31, 2003.

(2) Effective rate reflects interest rate paid as of December 31, 2003 after adjustments for notes issued at discount or premium, capitalized fees associated with the issuance of the debt and interest rate swap agreements entered to alter the payment characteristics.

(3)   Capital lease obligations incurred under sale-leaseback arrangement.

During the third quarter of 2002, Provident issued $75 million of senior unsecured notes. These notes mature on July 15, 2032, however, they may be called in whole or in part at any time on or after July 15, 2007.

The notes payable to the Federal Home Loan Bank are collateralized by investment securities with a book value of $611 million. They are subordinated to the claims of depositors and other creditors of Provident and are not insured by the FDIC.

During 2003 Provident retired $140 million of Federal Home Loan Bank debt and approximately $152 million of secured debt financing. Costs of $25.6 million were associated with the retirement of this debt. Subordinated notes of $75 million matured during 2003.

Many of Provident's securitizations of loans and leases have been structured to account for the transactions as secured financings. In connection with these transactions, Provident has pledged $1.4 billion in auto leases, $1.1 billion in residential and home equity loans, $110 million in cash and $27 million in equipment leases.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003, scheduled principal payments on long-term debt for the following five years were as follows:

(In Thousands)                         2004                2005                2006                2007                2008
--------------                      ----------          ----------          ----------          ----------          ----------
Provident (Parent Company)          $      120          $       --          $       --          $       --          $       --
Subsidiaries                           498,317           1,276,186             449,025             376,224              26,053

NOTE 12 - JUNIOR SUBORDINATED DEBENTURES AND GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES: Provident Capital Trust I, II, III and IV, combined, were formed through the issuance of $14.3 million of common stock and $462.5 million of preferred stock. The common stock was purchased by Provident while the preferred stock was purchased by outside investors. The proceeds of these stock sales were used to purchase $476.8 million of newly-authorized Provident junior subordinated debentures. The debentures provide interest and principal payments to fund the trusts' obligations. Provident fully and unconditionally guarantees the preferred securities. The preferred securities qualify as either Tier 1 or Tier 2 capital for bank regulatory purposes. The sole assets of the trusts are the debentures.

As a result of new accounting rules implemented by FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," Provident de-consolidated the trusts as of December 31, 2003. This resulted in Provident recording an investment in the Provident Capital Trust companies, which is included in Other Assets, and recording additional debt equal to the common stock purchased by Provident as of December 31, 2003. The junior subordinated debentures consisted of the following at December 31:

                                                                                        December 31,
                                   Stated         Effective     Maturity         --------------------------
(Dollars in Thousands)              Rate           Rate (1)       Date             2003              2002
----------------------             ------         ---------    ---------         --------          --------
November 1996 Issuance              8.60%           8.67%      12/01/26          $102,137          $ 99,003
June 1999 Issuance                  8.75%           2.46%      06/30/29           125,519           121,522
November 2000 Issuance             10.25%           3.83%      12/31/30           112,853           109,257
March 2001 Issuance                 9.45%           4.11%      03/30/31           125,290           121,292
                                                                                 --------          --------
      Total                                                                      $465,799          $451,074
                                                                                 ========          ========

(1) Effective rate reflects interest rate paid as of December 31, 2003 after adjustments for notes issued at discount or premium, capitalized fees associated with the issuance of the debt and interest rate swap agreements entered to alter the payment characteristics.

NOTE 13 - MINORITY INTEREST: During June 2002, Provident and its consolidated subsidiary, PFGI Capital Corporation (PFGI Capital), issued 6.6 million equity units (PRIDES) to outside investors for $165 million. Provident Bank owns all of the $165 million of Common Stock of PFGI Capital. The principal business objective of PFGI Capital is to hold and manage commercial mortgage loan assets and other authorized investments acquired from Provident Bank that will generate net income for distribution to its stockholders. PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes.

Each PRIDES has a stated amount of $25 per unit and is comprised of two components - a 3-year forward purchase contract and PFGI Capital Preferred Stock.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each forward purchase contract obligates the holder to buy, on August 17, 2005, for $25, a number of newly issued shares of Provident Common Stock equal to the "settlement rate." The settlement rate will be calculated as follows:

- if the market value of Provident Common Stock is equal to or greater than $29.0598, the settlement rate will be 0.8603;

- if the market value of Provident Common Stock is between $29.0598 and $24.42, the settlement rate will be equal to the $25 stated amount divided by the applicable market value; and

- if the applicable market value is less than or equal to $24.42, the settlement rate will be 1.0238.

"Applicable market value" is defined as the average of the closing price per share of Provident Common Stock on each of the twenty consecutive trading days ending on the fifth trading day immediately preceding August 17, 2005.

The following table illustrates how the settlement rate impacts the total number of shares of Provident Common Stock that will be issued under the forward purchase contract and the calculated price per share:

 Applicable Market Value             Less Than                                                        Greater Than
of Provident Common Stock             $24.42                $25.00                $28.00                $29.0598
-------------------------          ------------          ------------          ------------          --------------
Settlement Rate                    (25.00/24.42)         (25.00/25.00)         (25.00/28.00)         (25.00/29.0598)
                                         1.0238                1.0000                0.8929                0.8603
Total Purchased Contracts
 Outstanding                          6,600,000             6,600,000             6,600,000             6,600,000
                                   ------------          ------------          ------------          ------------
Shares of Provident
 Common Stock Purchased               6,757,080             6,600,000             5,893,140             5,677,980
                                   ============          ============          ============          ============

Total Proceeds Received
 From PFGI Preferred
 Stock Issuance                    $165,000,000          $165,000,000          $165,000,000          $165,000,000
Shares of Provident
 Common Stock Purchased               6,757,080             6,600,000             5,893,140             5,677,980
                                   ------------          ------------          ------------          ------------
Price Paid Per Share of
 Provident Common Stock            $      24.42          $      25.00          $      28.00          $      29.06
                                   ============          ============          ============          ============

Under the forward purchase contract, Provident will also make quarterly contract adjustment payments to the PRIDES holders at the rate of 1.25% of the stated amount per year. The present value of this obligation has been recorded as a liability and as a reduction to shareholders' equity.

The PFGI Capital Preferred Stock has a liquidation preference of $25 and an initial non-cumulative dividend rate of 7.75%. Under certain regulatory circumstances, the PFGI Capital Preferred Stock will be automatically exchanged for Provident Bank Preferred Stock.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concurrent with the fulfillment of the forward purchase contract, Provident has engaged a remarketing agent to remarket the PFGI Capital Preferred Stock on behalf of the holders, at which time the PFGI Capital Preferred Stock is permanently detached from the forward purchase contract. Once the forward purchase contract is fulfilled, there will be two separate and distinct securities outstanding: PFGI Capital Preferred Stock and Provident Common Stock. The number of common shares to be issued will be from 5,677,980 to 6,757,080, depending on the market value of the Common Stock. The proceeds received from the remarketing will be used by the holders of PFGI Capital Preferred Stock to fulfill their commitment under the terms of the forward purchase contract. Provident intends to use such proceeds for the redemption of the remarketed PFGI Capital Preferred Stock ninety days after the remarketing.

As discussed in Note 24 of the "Notes to Consolidated Financial Statements," Provident will merge with National City Corporation (National City) subject to regulatory and stockholder approvals. National City will be required to expressly assume Provident's obligations under the forward purchase contract and certain related agreements. As Provident shareholders will be receiving 1.135 shares of National City Common Stock for each share of Provident Common Stock, the settlement rate of the forward purchase contract will be calculated as follows:

- if the market value of National City Common Stock is equal to or greater than $25.6033, the settlement rate will be 0.9764;

- if the market value of National City Common Stock is between $25.6033 and $21.5154, the settlement rate will be equal to the $25 stated amount divided by the applicable market value; and

- if the applicable market value is less than or equal to $21.5154, the settlement rate will be 1.1620.

NOTE 14 - STOCKHOLDERS' EQUITY: In 1991, Provident issued 371,418 shares of Non-Voting Convertible Preferred Stock to American Financial Group as partial consideration for the acquisition of Hunter Savings Association. During 1995, 301,146 shares of the Preferred Stock were converted into 4,234,865 shares of Common Stock. As of December 31, 2003 and 2002, 70,272 shares of Preferred Stock remain outstanding. These shares have a stated value and liquidation value of $100 per share and a conversion ratio of 14.0625 shares of Provident's Common Stock for each share of Convertible Preferred Stock.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income represents the changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. For Provident, components of comprehensive income include the unrealized gains/losses on securities available for sale and unrealized gains/losses on cash flow hedging derivatives (collectively known as other comprehensive income), as well as net income. A summary of activity in accumulated other comprehensive income (loss) within Shareholders' Equity follows:

(In Thousands)                                                            2003               2002
--------------                                                          --------           --------
Accumulated Unrealized Losses on Securities Available
 for Sale at January 1, Net of Tax                                      $ 36,809           $(15,953)
Net Unrealized Gains (Losses) for the Period, Net of Tax
 (Benefit) Expense of ($22,509) in 2003 and $29,319 in 2002              (41,803)            54,449
Reclassification Adjustment for Gains Included in Net Income,
 Net of Tax Expense of $13,581 in 2003 and $909 in 2002                  (25,222)            (1,687)
                                                                        --------           --------
Effect on Other Comprehensive Income (Loss) for the Year                 (67,025)            52,762
                                                                        --------           --------
Accumulated Unrealized Gains (Losses) on Securities Available
 for Sale at December 31, Net of Tax                                    $(30,216)          $ 36,809
                                                                        ========           ========

Accumulated Unrealized Losses on Derivatives Used in Cash
 Flow Hedging Relationships at January 1, Net of Tax                    $(79,930)          $(82,743)
Net Unrealized Gains (Losses) for the Period, Net of Tax
 (Benefit) Expense of $4,864 in 2003 and ($13,117) in 2002                 9,033            (24,360)
Reclassification Adjustment for Losses Included in Net Income,
 Net of Tax Benefit of $11,195 in 2003 and $14,632 in 2002                20,791             27,173
                                                                        --------           --------
Effect on Other Comprehensive Income (Loss) for the Year                  29,824              2,813
                                                                        --------           --------
Accumulated Unrealized Losses on Derivatives Used in Cash
 Flow Hedging Relationships at December 31, Net of Tax                  $(50,106)          $(79,930)
                                                                        ========           ========
Accumulated Other Comprehensive Income (Loss) at
 January 1, Net of Tax                                                  $(43,121)          $(98,696)
Other Comprehensive Income (Loss), Net of Tax                            (37,201)            55,575
                                                                        --------           --------
Accumulated Other Comprehensive Income (Loss) at
 December 31, Net of Tax                                                $(80,322)          $(43,121)
                                                                        ========           ========

NOTE 15 - REGULATORY CAPITAL REQUIREMENTS: Provident and its banking subsidiary, Provident Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Provident's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Provident and Provident Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Provident and Provident Bank to maintain minimum ratios of 4.00% for Tier 1 capital to average assets, 4.00% for Tier 1 capital to risk-weighted assets, and 8.00% for total risk-based capital to risk-weighted assets. As of December 31, 2003, Provident and Provident Bank meet all capital requirements to which they are subject.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003, Provident and Provident Bank's capital ratios were categorized as "well capitalized" for regulatory purposes. To be categorized as well capitalized, Provident and Provident Bank must maintain minimum ratios of 5.00% for Tier 1 capital to average assets, 6.00% for Tier 1 capital to risk-weighted assets, and 10.00% for total risk-based capital to risk-weighted assets. There have been no subsequent conditions or events which management believes have changed the institutions' status.

The following table presents Provident and Provident Bank's regulatory capital information at December 31:

                                                        2003                                            2002
                                          ---------------------------------           ---------------------------------
                                                                 Provident                                   Provident
(Dollars in Thousands)                     Provident               Bank                Provident                Bank
----------------------                    -----------           -----------           -----------           -----------
Tier 1 Capital                            $ 1,411,771           $ 1,207,005           $ 1,337,158           $ 1,151,075
Average Assets                             17,369,271            17,246,757            17,119,102            16,996,303
  Tier 1 Leverage Ratio                          8.13%                 7.00%                 7.81%                 6.77%

Tier 1 Capital                            $ 1,411,771           $ 1,207,005           $ 1,337,158           $ 1,151,075
Risk-Weighted Assets                       13,333,797            13,234,462            14,225,716            14,059,727
  Tier 1 Capital Ratio                          10.59%                 9.12%                 9.40%                 8.19%

Total Risk-Based Capital                  $ 1,658,388           $ 1,622,015           $ 1,625,270           $ 1,596,938
Risk-Weighted Assets                       13,333,797            13,234,462            14,225,716            14,059,727
  Total Risk-Based Capital Ratio                12.44%                12.26%                11.42%                11.36%


Provident's Tier 1 capital is comprised of total shareholders' equity plus qualifying minority interest and junior subordinated debentures, less unrealized gains and losses within accumulated other comprehensive loss, intangible assets, and a valuation related to mortgage servicing rights. Total risk-based capital consists of Tier 1 capital plus qualifying reserves for loan and lease losses and junior subordinated debentures which did not qualify for Tier 1 treatment.

For purposes of computing the leverage ratio, average assets represents average assets for the fourth quarter less assets not qualifying for total risk-based capital including intangibles and non-qualifying mortgage servicing assets and reserve for loan and lease losses.

NOTE 16 - BENEFIT PLANS: Provident has a Retirement Plan for the benefit of its employees. Included under this plan is a Profit Sharing Plan and a Personal Investment Election Plan (PIE Plan). Provident also maintains a Deferred Compensation Plan (DCP) and stock option plans.

The Profit Sharing Plan covers all employees who are qualified as to age and length of service. It is a trusteed plan with the entire cost borne by Provident. All fund assets are allocated to the participants. Provident's contributions are discretionary by the directors of Provident. Provident contributed approximately $5.5 million and $4.6 million for 2003 and 2002, respectively. Contributions of $4.1 million were made to an Employee Stock Ownership Plan (ESOP) for 2001. The Profit Sharing Plan, which replaced the ESOP, differs from the ESOP in that participants may diversify contributions, which were formerly in Provident Stock, to other kinds of investments. In addition, participants may diversify up to 25% of their year-end 2002 ESOP balance each year into other investment options.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The PIE Plan, a tax deferred retirement plan, covers all employees who are qualified as to age and length of service. Employees who wish to participate in the PIE Plan may contribute from 1% to 10% (15% beginning in 2003) of their pre-tax salaries (to a maximum prescribed by the Internal Revenue Service) to the plan as voluntary contributions. Provident will make a matching contribution equal to 25% of the pre-tax voluntary contributions made by the employees on the first 8% of their pre-tax salaries during the plan year. The contribution made by Provident is charged against earnings as the employees' contributions are made. Provident incurred expense of $1.9 million, $1.7 million and $1.5 million for this retirement plan for 2003, 2002 and 2001, respectively.

The DCP permits participants, selected by the Compensation Committee of the Board of Directors, to defer compensation in a manner that aligns their interests with those of Provident shareholders through the investment of deferred compensation in Provident Common Stock. The DCP allows participants to postpone the receipt of 5% to 50% of compensation until retirement. Amounts deferred are invested in a Provident Bank Stock Account or a Self-Directed Account. Provident will credit the Stock Account with an amount dependent upon Provident's pre-tax earnings per share, for each share of Provident Common Stock in the account. The calculated credit is charged against earnings by Provident annually. Under the DCP, Provident paid $0 $195,000 and $0 for 2003, 2002 and 2001, respectively.

Provident has Employee Stock Option Plans, an Advisory Directors' Stock Option Plan and Outside Directors' Stock Option Plans. The options are to be granted, with exercise prices at market value, as of the date of grant. Options become exercisable beginning one year from date of grant generally at the rate of 20% per year. The Employee Stock Option Plans, Advisory Directors' Stock Option Plan and Outside Directors' Stock Option Plans authorized the issuance of 13,342,373, 427,500 and 193,750 options, respectively. As of December 31, 2003, the number of options remaining available for future issuance under all of the stock option plans is 2.3 million.

The following table summarizes option activity for the three years ended December 31, 2003:

                                    2003                              2002                               2001
                    ---------------------------------  ---------------------------------  ---------------------------------
                      Weighted                           Weighted                           Weighted
                       Average                           Average                            Average
                      Exercise          Number of        Exercise         Number of         Exercise         Number of
                        Price            Options          Price            Options           Price            Options
                    --------------   ----------------  -------------  ------------------  -------------   -----------------
Outstanding at
 Beginning of Year     $29.12            7,127,235        $29.92          6,143,359          $28.84           5,480,365
  Granted               27.55            1,144,240         23.08          1,660,200           29.17           1,407,432
  Exercised             19.09             (335,718)        12.59           (336,295)          10.37            (374,567)
  Canceled              29.25             (459,930)        30.33           (340,029)          30.82            (369,871)
                                      -------------                    -------------                       -------------
Outstanding at
 End of Year           $28.54            7,475,827        $29.12          7,127,235          $29.92           6,143,359
                                      =============                    =============                       =============

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2003, 2002 and 2001, there were 3,965,812, 3,297,934 and
2,825,462 options exercisable, respectively, having a weighted average option price per share of $30.23, $31.27 and $28.61, respectively. The following table summarizes information about stock options outstanding at December 31, 2003:

                                      Options Outstanding                                 Options Exercisable
                 --------------------------------------------------------------  --------------------------------------
                                              Weighted
                                              Average             Weighted                                 Weighted
    Range of                                 Remaining             Average                                 Average
    Exercise           Number               Contractual           Exercise             Number              Exercise
     Prices          Outstanding           Life in Years            Price            Exercisable            Price
---------------  --------------------   ---------------------  ----------------  --------------------   ---------------
$13.00 - $19.00         301,202                  1.4               $15.17               301,202            $15.17
$19.01 - $28.00       4,184,727                  7.0                25.11             1,678,100             25.05
$28.01 - $41.00       2,423,835                  6.0                31.93             1,421,047             33.01
$41.01 - $55.00         566,063                  4.0                46.58               565,463             46.59

As of January 1, 2003, Provident elected to adopt the provisions of Statement No. 123, "Accounting for Stock-Based Compensation" using the Prospective Method of expense recognition according to the transition rules of Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under Statement 123, compensation expense is recognized over the vesting period equal to the fair value of stock-based compensation as of the date of grant. Provident recorded $1.3 million ($1.0 million after-tax) of stock-based compensation for 2003 while no compensation cost has been recognized for stock option grants during 2002 and 2001. Pro forma net income and earnings per share information is provided in Note 1 as if compensation cost had been determined for stock awards for all years based on the fair values at grant dates.

NOTE 17 - INCOME TAXES: The composition of income tax expense follows:

(In Thousands)                                     2003         2002         2001
-------------------------------------------      --------      -------     --------
Current:
  Federal                                        $ (8,318)     $24,786     $ 11,704
  State                                             2,147        2,686          (50)
                                                 --------      -------     --------
                                                   (6,171)      27,472       11,654
Deferred                                           53,316       22,550      (12,249)
                                                 --------      -------     --------
    Total                                        $ 47,145      $50,022     $   (595)
                                                 ========      =======     ========

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income. The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

(In Thousands)                                       2003          2002         2001
--------------------------------------------     --------      --------      -------
Tax at Statutory Rate (35%)                      $ 50,766      $ 50,915      $  (557)
State Income Tax, Net of Federal Tax Benefit        1,396         1,746          (32)
Tax Effect of:
  Non-Taxable Interest Income                      (3,392)       (3,388)        (512)
  Securitization Activity                          (2,788)        1,950          227
  Tax Credits                                      (2,306)       (2,638)      (1,113)
  Non-Deductible Amortization of Goodwill             864           258        1,257
  Other - Net                                       2,605         1,179          135
                                                 --------      --------      -------
    Applicable Income Taxes                      $ 47,145      $ 50,022      $  (595)
                                                 ========      ========      =======

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the above income tax expense related to operations, an income tax benefit of $0.6 million has been allocated to the cumulative effect of changes in accounting principles.

At December 31, 2003, for income tax purposes, Provident had a federal net operating loss carryforward of $133.8 million available, which expires in the year 2021.

At December 31, 2003, Provident had a federal tax credit carryforward of $2.7 million available, which $0.4 million and $2.3 million expires in 2022 and 2023, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Provident's deferred tax liabilities and assets as of December 31 are as follows:

(In Thousands)                                   2003         2002         2001
------------------------------------------     --------     --------     --------
Deferred Tax Liabilities:
  Excess Lease and Partnership Income          $244,921     $194,679     $143,267
  Securitizations                                52,386      109,585       58,433
  Deferred Loan Costs                            26,955       23,308       30,485
  Other                                          30,918       23,829       19,225
                                               --------     --------     --------
    Total Deferred Tax Liabilities              355,180      351,401      251,410
                                               --------     --------     --------
Deferred Tax Assets:
  Reserve for Loan and Lease Losses              94,928       94,462       87,769
  Federal Net Operating Loss Carryforward        46,815      109,482       36,044
  Unrealized Loss on Investment Securities       43,473       23,414       53,150
  Deferred Compensation                          11,019       10,808        9,210
  Other                                          32,680       20,020       24,335
                                               --------     --------     --------
    Total Deferred Tax Assets                   228,915      258,186      210,508
                                               --------     --------     --------
      Net Deferred Tax Liabilities             $126,265     $ 93,215     $ 40,902
                                               ========     ========     ========

NOTE 18 - EARNINGS PER SHARE: Basic earnings per share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted average number of common shares outstanding for the period. Diluted earnings per share takes into consideration the pro forma dilution assuming the convertible preferred shares and the in-the-money outstanding stock options were converted or exercised into common shares. It also takes into consideration the dilutive impact of shares held in benefit plans and of forward purchase contracts required to be settled in Provident Stock. Net income is not adjusted for preferred dividend requirements.

Stock options to purchase approximately 2.4 million, 4.6 million and 5.1 million shares of Common Stock were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was not in-the-money and, therefore, the effect would be anti-dilutive.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common share:

                                                                       Year Ended December 31,
                                                                   --------------------------------
(In Thousands Except Per Share Data)                                 2003        2002       2001
-----------------------------------------------------------------  ---------   ---------  ---------
Basic:
 Income Before Cumulative Effect of Changes in
  Accounting Principles                                            $ 97,902    $ 95,451   $ (1,003)
 Less Preferred Stock Dividends                                        (949)       (949)      (949)
                                                                   --------    --------   --------
  Income Available to Common Shareholders Before
   Cumulative Effect of Changes in Accounting Principles             96,953      94,502     (1,952)
 Cumulative Effect of Changes in Accounting Principles               (1,202)         --         --
                                                                   --------    --------   --------
  Net Income Available to Common Shareholders                        95,751      94,502     (1,952)
 Weighted-Average Common Shares Outstanding                          48,830      48,806     49,011
                                                                   --------    --------   --------
 Basic Earnings (Loss) Per Share:
  Before Cumulative Effect of Changes in Accounting Principles     $   1.99    $   1.94   $  (0.04)
                                                                   ========    ========   ========
  After Cumulative Effect of Changes in Accounting Principles      $   1.96    $   1.94   $  (0.04)
                                                                   ========    ========   ========
Diluted:
 Income Before Cumulative Effect of Changes in
  Accounting Principles                                            $ 97,902    $ 95,451   $ (1,003)
 Less Preferred Stock Dividends  (1)                                    n/a         n/a       (949)
                                                                   --------    --------   --------
  Income Available to Common Shareholders Before

   Cumulative Effect of Changes in Accounting Principles             97,902      95,451     (1,952)
 Cumulative Effect of Changes in Accounting Principles               (1,202)         --         --
                                                                   --------    --------   --------
  Net Income Available to Common Shareholders                        96,700      95,451     (1,952)
 Weighted-Average Common Shares Outstanding                          48,830      48,806     49,011
 Benefit Plans Common Shares                                            710         497         --
 Assumed Conversion of:
  Convertible Preferred Stock (1)                                       988         988        n/a
  Dilutive Stock Options (1)                                            364         452        n/a
  Dilutive Impact of PRIDES Securities                                   57          --         --
                                                                   --------    --------   --------
  Dilutive Potential Common Shares                                   50,949      50,743     49,011
                                                                   --------    --------   --------
 Diluted Earnings (Loss) Per Share:
  Before Cumulative Effect of Changes in Accounting Principles         1.92        1.88      (0.04)
                                                                   ========    ========   ========
  After Cumulative Effect of Changes in Accounting Principles          1.90        1.88      (0.04)
                                                                   ========    ========   ========

(1) The conversion of preferred securities and stock options were not included in the diluted earnings (loss) per share calculation for 2001 as these are anti-dilutive.

NOTE 19 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: Provident uses derivative instruments to manage its interest rate risk. These instruments include interest rate swaps and interest rate caps. In addition, forward delivery commitments are entered to assist with the issuance of mortgage-backed securities.

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

Interest rate derivative instruments have a credit risk component based on the ability of a counterparty to meet the obligations to Provident under the terms of the instruments. Notional principal amounts express the volume of the transactions, but Provident's potential exposure to credit risk is limited only to the market value of the instruments. Provident manages its credit risk in these instruments through counterparty credit policies. At December 31, 2003, Provident had bilateral collateral agreements in place

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with its counterparties, against which Provident has pledged investment securities with a carrying value of $102 million as collateral. There were no past due amounts on any instruments as of December 31, 2003. Provident has never experienced a credit loss related to these instruments.

Provident adopted the provisions of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. Pursuant to Statement 133, derivatives are carried at fair value and are recorded within Other Assets or Accrued Interest and Other Liabilities in the balance sheet. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in earnings recognition only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred and reported as accumulated other comprehensive income, a component of shareholders' equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

Fair Value Hedging Strategy: Provident uses interest rate swaps to assist in the management of its interest rate risk. The interest rate swaps effectively modify Provident's exposure to interest rate risk by converting fixed rate liabilities, generally time deposits and long-term debt, to a floating rate. These interest rate swaps involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreements without an exchange of the underlying principal amounts.

As the changes in fair value of the hedged items offset the changes in fair value of the derivatives, no material gain or loss has been recognized in 2003, 2002 or 2001.

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

For the years ended December 31, 2003 and 2002, Provident recorded gains of $29.8 million and $2.8 million, respectively, in accumulated other comprehensive income. No significant gains or losses were recognized during 2003, 2002 or 2001 as a result of ineffective cash flow hedges. During the next twelve months, management expects to reclassify $33.4 million of net losses on derivative instruments from accumulated other comprehensive income to earnings which it believes will be offset by improved cash flows of the hedged items associated with these derivative instruments.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the notional amount of the interest rate derivatives at December 31 is as follows:

                                         Interest Rate Swaps
                                         ---------------------
                                                                    Interest Rate Caps
                                          Receive        Pay      -----------------------
(In Millions)                             Fixed         Fixed     Purchased         Sold
-------------------------------          ------         ------    ---------        ------
At December 31, 2003:
  Certificates of Deposit                $4,302         $ --        $ --           $ --
  Long-Term / Subordinated Debt           1,047            498       1,010          1,010
  Off-Balance Sheet Securitizations          59            671       1,510          1,510
  Premium Index Deposits                   --              195        --             --
  Loans                                    --               66        --             --
  For Customers' Purposes                  --               59          45           --
                                         ------         ------      ------         ------
    Totals                               $5,408         $1,489      $2,565         $2,520
                                         ======         ======      ======         ======
At December 31, 2002:

  Certificates of Deposit                $2,812         $ --        $ --           $ --
  Long-Term / Subordinated Debt             838            622       1,010          1,010
  Off-Balance Sheet Securitizations         139          1,265       1,736          1,736
  Premium Index Deposits                   --              195        --             --
  Loans                                    --               51        --             --
  For Customers' Purposes                  --               37          13           --
                                         ------         ------      ------         ------
    Totals                               $3,789         $2,170      $2,759         $2,746
                                         ======         ======      ======         ======

Summary information with respect to the interest rate derivatives used to manage Provident's interest rate sensitivity at December 31, 2003 follows:


                                                                   Interest Rate Swaps
                                                            -----------------------------
                                                                                                    Interest Rate Caps
                                                               Receive            Pay         -------------------------------
(Dollars in Millions)                                           Fixed            Fixed          Purchased          Sold
----------------------------------------------------------  ---------------  --------------   --------------   --------------
Notional Amount                                             $   5,408        $   1,489        $   2,565       $   2,520
Positive Fair Value Adjustment                                     75             --                 29            --
Negative Fair Value Adjustment                                    (50)             (88)            --               (29)
Weighted Average:
  Receive Rate                                                   5.07%            1.26%             n/a             n/a
  Pay Rate                                                       1.50%            6.02%             n/a             n/a
  Strike Rate                                                     n/a              n/a             8.97%           8.98%
  Life (in years)                                                 9.6              5.8             11.1            11.3


The expected notional maturities of Provident's interest rate derivative portfolio at December 31, 2003 are as follows:

                                                 Interest Rate Swaps
                                            ------------------------------
                                                                                          Interest Rate Caps
                                               Receive            Pay         ----------------------------------------------
(In Millions)                                   Fixed            Fixed          Purchased         Sold            Total
------------------------------------------  --------------   --------------   --------------  -------------   --------------
Less than 1 Year                            $   509            $   195            $    12         $  --           $   716
From 1 to 5 Years                             1,685                454                 33            --             2,172
From 5 to 10 Years                              899                672               --              --             1,571
From 10 to 15 Years                           1,291                154              2,520           2,520           6,485
More than 15 Years                            1,024                 14               --              --             1,038
                                            -------            -------            -------         -------         -------
  Total                                     $ 5,408            $ 1,489            $ 2,565         $ 2,520         $11,982
                                            =======            =======            =======         =======         =======


Provident also enters into forward delivery contracts for the future delivery of commercial real estate and residential mortgage loans at a specified interest rate to reduce the interest rate risk associated with loans held for sale. As of December 31, 2003, Provident had $74 million in forward delivery contracts.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - CREDIT RISK TRANSFER INSTRUMENTS, CREDIT COMMITMENTS AND GUARANTEES:
During 2001 and 2000, Provident entered into two credit risk transfer transactions related to its auto lease originations. Both transactions are designed to reduce Provident's exposure to credit losses. Under the 2000 transaction, Provident transferred a substantial part of credit-related losses, beyond a retained first loss piece, related to the then outstanding auto lease pool. Similarly, the 2001 transaction enabled Provident to transfer a large portion of its credit risk exposure related to its auto lease pool originated during that year. As a result of these transactions, Provident was able to lower its credit concentration in auto leasing while reducing its regulatory capital requirements. As of December 31, 2003, the remaining unpaid auto lease balances on the 2001 and 2000 credit risk transfer transactions were $0.4 billion and $0.6 billion, respectively.

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

A standby letter of credit is an irrevocable guarantee whereby Provident guarantees the performance of a customer to a third party in a borrowing arrangement. They are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral is obtained based on management's credit assessment of the customer. Generally, Provident issues standby letters of credit for terms from six months to three years. As of December 31, 2003 and 2002, the carrying value of the guarantee liability related to the standby letters of credit was $1.1 million and $1.2 million, respectively.

Provident's commitments to extend credit and letters of credit which are not reflected in the balance sheet at December 31 are as follows:

(In Millions)                      2003        2002
------------------------------    ------      ------
Commitments to Extend Credit      $4,633      $2,887
Standby Letters of Credit            248         274
Commercial Letters of Credit           3          11

Provident Bank has issued a guarantee for Red Mortgage to assist in its business activities. This guarantee was made to Fannie Mae. Red Mortgage is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage underwrites, funds and sells mortgage loans on multifamily rental projects. Red Mortgage then services these mortgage loans on Fannie Mae's behalf. Participation in the Fannie Mae DUS program requires Red Mortgage to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage and Fannie Mae split losses with one-third of all losses assumed by Red Mortgage and two-thirds of all losses assumed by Fannie Mae. For Red Mortgage to

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

participate in the Fannie Mae DUS program, Provident Bank provided a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage under the loss sharing arrangement if Red Mortgage fails to meet its obligations. As of December 31, 2003, Red Mortgage serviced loans with outstanding principal balances aggregating $3.8 billion under the DUS program. The guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, has been established on Red Mortgage's balance sheet.

NOTE 21 - LINE OF BUSINESS REPORTING: Provident's three major business lines, referred to as Commercial Banking, Retail Banking and Mortgage Banking, are based on the products and services offered. Commercial Banking offers a broad range of commercial lending and financial products and services to corporate businesses. Retail Banking provides consumer lending, deposit accounts, trust, brokerage and investment products and services to consumers and small businesses. Mortgage Banking offers conforming and nonconforming residential loans to consumers, and also provides fee-based loan processing, loan warehousing and servicing for third party originators.

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

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed income statements and total assets are provided below for Provident's three major lines of business for the past three years. Corporate Center includes revenues and expenses not allocated to the primary business lines, including any item not related to their operating activity. The net loss of $8.3 million for 2003 and net income of $1.2 million for 2002 resulted from the following actions taken by management: the sale of subprime loans, Merchant Services, Florida assets and liabilities, and classified loans and aircraft leases; the early retirement of higher interest rate debt; contract termination, severance and business exit costs; and the impairment of equity investments and aircraft lease residuals. Corporate Center also includes realized gains on security sales and certain warrant gains.

                                   Commercial       Retail        Mortgage      Corporate
(In Millions)                       Banking        Banking        Banking        Center          Total
                                   ---------      ---------      ---------      ---------      ---------
Year Ended December 31, 2003:
  Net Interest Income              $   191.3      $    63.6      $    60.9      $    --        $   315.8
  Provision for Loan Losses            (39.8)          (8.8)          (9.2)         (58.2)        (116.0)
  Noninterest Income                   186.2          512.1           49.6           97.4          845.3
  Noninterest Expense                 (234.9)        (527.9)         (87.4)         (51.7)        (901.9)
  Income Taxes                         (33.4)         (12.7)          (4.6)           4.2          (46.5)
                                   ---------      ---------      ---------      ---------      ---------
  Net Income                       $    69.4      $    26.3      $     9.3      $    (8.3)     $    96.7
                                   =========      =========      =========      =========      =========
  Total Assets                     $   7,390      $   4,610      $     789      $   4,229      $  17,018
                                   =========      =========      =========      =========      =========

Year Ended December 31, 2002:
  Net Interest Income              $   216.7      $    32.6      $    66.3      $    --        $   315.6
  Provision for Loan Losses            (62.0)          (8.0)         (20.6)          (9.0)         (99.6)
  Noninterest Income                   150.0          603.6           41.1           10.8          805.5
  Noninterest Expense                 (216.9)        (586.8)         (72.3)          --           (876.0)
  Income Taxes                         (30.1)         (14.3)          (5.0)           (.6)         (50.0)
                                   ---------      ---------      ---------      ---------      ---------
  Net Income                       $    57.7      $    27.1      $     9.5      $     1.2      $    95.5
                                   =========      =========      =========      =========      =========
  Total Assets                     $   7,554      $   4,854      $   1,646      $   3,486      $  17,540
                                   =========      =========      =========      =========      =========

Year Ended December 31, 2001:
  Net Interest Income              $   206.7      $     3.4      $    60.4      $    --        $   270.5
  Provision for Loan Losses           (155.9)         (27.9)         (31.7)          --           (215.5)
  Noninterest Income                   166.8          563.5           26.1           --            756.4
  Noninterest Expense                 (218.9)        (529.4)         (64.7)          --           (813.0)
  Income Taxes                            .5           (3.6)           3.7           --               .6
                                   ---------      ---------      ---------      ---------      ---------
  Net Income                       $    (0.8)     $     6.0      $    (6.2)     $    --        $    (1.0)
                                   =========      =========      =========      =========      =========
  Total Assets                     $   7,115      $   4,785      $   1,799      $   2,862      $  16,561
                                   =========      =========      =========      =========      =========

NOTE 22 - TRANSACTIONS WITH AFFILIATES: At December 31, 2003, Carl H. Lindner, Jr., members of his immediate family and trusts for their benefit, owned 42% of American Financial Group's Common Stock. This group, along with entities controlled by them, or established for their benefit, owned 42% of Provident's Common Stock at year-end 2003. Provident leases its home office space and other office space from a trust, for the benefit of a subsidiary of American Financial Group. Rentals and renovations charged by American Financial Group and affiliates for the years ended December 31, 2003, 2002 and 2001 amounted to $3.3 million, $3.8 million and $3.1 million, respectively. Provident paid $184,000, $612,000 and $0 to a subsidiary of American Financial Group for insurance coverage during 2003, 2002, and 2001, respectively. Payments of $0, $114,000 and $28,000 were made to American Financial Group and affiliates for record retention services for the years ended December 31, 2003, 2002 and 2001, respectively. Approximately $100,000 was also paid to American Financial Group for guard services in each of the past three years. During 2003, Provident paid $871,000 to the Cincinnati Reds

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for advertising, tickets and suite rental. Carl H. Lindner, Jr. is chief executive officer and part owner of the Reds. During 2003, 2002 and 2001, Provident received $270,000, $150,000 and $245,000, respectively, from American Financial Group in connection with an expense sharing arrangement for a cafeteria operated by Provident for the employees of both companies. In 2003, Provident received a loan payment and fees of $3,442,000 from a customer as a result of an investment in preferred stock and warrants for common stock of the customer by AFG.

Provident has had certain transactions with various executive officers, directors and principal holders of equity securities of Provident and its subsidiaries and entities in which these individuals are principal owners. Various loans and leases have been made as well as the sale of commercial paper and repurchase agreements to these persons. Such loans and leases to these persons aggregated approximately $27.6 million and $25.6 million at December 31, 2003 and 2002, respectively. During 2003, new loans and leases aggregating $14.2 million were made to such parties and loans and leases aggregating $12.2 million were repaid. All of the loans and leases were made at market interest rates and, in the opinion of management, all amounts are fully collectible. At December 31, 2003 and 2002, these persons held Provident's commercial paper amounting to $0.4 million and $17.3 million, respectively. Additionally, repurchase agreements in the amount of $14.2 million and $5.8 million had been sold to these persons at December 31, 2003 and 2002, respectively. All of these transactions were at market interest rates.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS: Carrying values and estimated fair values for certain financial instruments as of December 31 are shown in the following table. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Because no secondary market exists for many of Provident's assets and liabilities, the derived fair values are calculated estimates, and the fair values provided herein do not necessarily represent the actual values which may be realized in the disposition of these instruments. The aggregate fair value amounts presented do not represent the underlying value of Provident. What is presented below is a point-in-time valuation that is affected, in part, by unrealized gains and losses resulting from management's implementation of its program to manage overall interest rate risk. It is not management's intention to immediately dispose of a significant portion of its financial instruments. As a result, the following fair value information should not be interpreted as a forecast of future earnings and cash flows.

                                              2003                                  2002
                                  -------------------------------       -------------------------------
                                    Carrying            Fair              Carrying            Fair
(In Thousands)                       Value              Value               Value             Value
----------------------------      ------------       ------------       ------------       ------------
Financial Assets:
  Cash and Cash Equivalents       $    526,572       $    526,572       $    540,919       $    540,919
  Trading Account Securities           119,646            119,646            127,848            127,848
  Loans Held for Sale                  595,505            595,505            436,884            436,884
  Investment Securities              4,527,912          4,527,912          4,215,238          4,215,238
  Loans and Leases                   8,895,530          8,898,690          9,133,795          9,184,892
  Less: Reserve for Losses            (160,000)              --             (201,051)              --
                                  ------------       ------------       ------------       ------------
    Net Loans and Leases             8,735,530          8,898,690          8,932,744          9,184,892
Financial Liabilities:
  Deposits                          10,335,718         10,204,765          9,848,979          9,818,970
  Short-Term Debt                    1,443,438          1,443,438          1,925,005          1,925,005
  Long-Term Debt and Junior
    Subordinated Debentures          3,764,729          3,973,023          4,293,731          4,447,041
  Standby and Commercial
    Letters of Credit                    1,128              1,128              1,188              1,188
Derivative Instruments:
  Interest Rate Swaps                  (62,877)           (62,877)             7,985              7,985
  Interest Rate Caps                        49                 49               --                 --

The following methods and assumptions were used by Provident in estimating its fair value disclosures for financial instruments:

- Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

- Trading account securities and investment securities: Fair values for trading account securities and investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Retained interest in securitized assets are valued using discounted cash flow techniques. Significant assumptions used in the valuation are presented in Note 3.

- Loans and leases: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain residential mortgage loans and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans and leases are estimated using discounted cash flow analyses and interest rates currently being offered for loans and leases with similar terms to borrowers of

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         similar credit quality. The fair values disclosed for loans held for sale are equal to their carrying amounts.

- Deposits: The fair values disclosed for demand deposits are equal to their carrying amounts. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

- Short-term debt: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

- Long-term debt and junior subordinated debentures: The fair values of long-term borrowings that are traded in the markets are equal to their quoted market prices. The fair values of other long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on Provident's current incremental borrowing rates for similar types of borrowing arrangements.

- Derivative instruments: The fair value of derivative instruments has been recognized as either assets or liabilities in the balance sheet in accordance to Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair value of derivative instruments is based upon current market quotes.

NOTE 24 - SUBSEQUENT EVENT: On February 17, 2004, Provident announced that it had signed a definitive agreement to merge with National City Corporation. National City Corporation is a financial holding company headquartered in Cleveland, Ohio. Under terms of the agreement, Provident shareholders will receive 1.135 shares of National City Corporation common stock for each share of Provident common stock in a tax-free exchange. Subject to regulatory and stockholder approvals, the transaction is expected to close in the second quarter of 2004.

NOTE 25 - ADDITIONAL INFORMATION:

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

Provident's audit committee, through legal counsel, engaged the auditing firm of PricewaterhouseCoopers LLP for the purpose of conducting a review of the Company's March 5, 2003 restatement. Provident's management affirmed, based upon the review of its advisors, its prior conclusion that the accounting errors that led to the restatement were unintentional.

Several purported class-actions were filed against Provident, its President, Robert L. Hoverson, its Chief Financial Officer, Christopher J. Carey, and their predecessors in those positions, on behalf of all purchasers of Provident securities from March 30, 1998 through March 5, 2003. Litigation was also filed against Provident, its President, Robert L. Hoverson and its Chief Financial Officer, Christopher J. Carey plus PFGI Capital Corporation, a Provident subsidiary, and others on behalf of all purchasers of PRIDES in

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or traceable to a June 6, 2002 offering of those securities registered with the Securities and Exchange Commission and extending to March 5, 2003. That action alleges violations of securities laws by the defendants in Provident's financial disclosures during the period from March 30, 1998 through March 5, 2003 and in the June 2002 offering. These actions are based upon circumstances involved in the restatement of earnings announced by Provident on March 5, 2003 and allege violations of federal securities laws by the defendants in Provident's financial disclosures during the period from March 30, 1998 through March 5, 2003. They seek an unspecified amount of damages and, in two cases, reimbursement of all executive bonuses received during that period.

These actions were consolidated before Judge S. Arthur Spiegel of the United States District Court for the Southern District of Ohio under the caption, Merzin v. Provident Financial Group, Inc., consolidated Civil Action Master File No. C-1-03-165. The Amended Consolidated Complaint was filed on August 22, 2003. Provident and the other Defendants filed a Motion to Dismiss the Complaint on November 5, 2003. The motion was granted on March 9, 2004 and the Court dismissed all claims except those relating to the June 6, 2002 offering of 6,600,000 PRIDE securities. However, the Court's order confined any later finding of damages to $0.70 per PRIDE security.

Several derivative actions have also been filed in federal and state courts on behalf of Provident versus Provident's directors and others. These suits were also concerned with the restatements of earnings and allege that the defendants breached fiduciary duties owed to Provident and are responsible for the conditions that led to the restatements and failed to ensure that the accounting errors were prevented or detected. These actions seek recovery from the defendants of an unspecified amount of damages and reimbursement of all executive bonuses and stock options.

The derivative actions filed in federal court are pending before Chief Judge Walter Herbert Rice of the United States District Court for the Southern District of Ohio under the captions, Plumbers & Pipefitters Local 572 Pension Fund v. Jack Cook, et al., Case No. C-1-03-168, and Peter Berg v. Jack M. Cook, et al., Case No. C-1-03-196. Motions to dismiss the federal court derivative actions were filed on behalf of all of the defendants on September 2, 2003. Plaintiffs have opposed the motions. All proceedings in the derivative actions filed in state court have been indefinitely stayed by agreement of the parties and their respective legal counsel.

RESTRICTIONS ON CASH AND NONINTEREST BEARING DEPOSITS: Federal Reserve Board regulations require that Provident Bank maintain certain minimum reserve balances. The average amount of those reserve balances for the year ended December 31, 2003, was approximately $82.6 million.

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

The subsidiaries and their total assets as of December 31, 2003 and 2002 follow (in thousands):

                                                   December 31,
                                              ----------------------
Subsidiary                                     2003           2002
----------------------------------------      --------      --------
Provident Auto Rental LLC 1999-1              $660,794      $723,901
Provident Auto Leasing Company                 479,968       617,371
Provident Auto Rental LLC 2000-1               329,150       350,500
Provident Auto Rental LLC 2001-1               281,887       314,339
Provident Auto Rental LLC 2000-2               141,139       150,401
Provident Auto Rental Company LLC 1998-2       130,889       152,986
Provident Auto Rental Company LLC 1998-1       124,199       141,300
Provident Lease Receivables Company LLC         78,476       115,460

The above amounts include items which are eliminated in the Consolidated Financial Statements.

RESTRICTIONS ON TRANSFER OF FUNDS FROM SUBSIDIARIES TO PARENT: The transfer of funds by Provident Bank to the parent as dividends, loans or advances is subject to various laws and regulations that limit the amount of such transfers. The amount of dividends available for payment in 2004 by Provident Bank to the parent company is approximately $95.1 million, plus 2004 net income. Pursuant to Federal Reserve and State regulations, the maximum amount available to be loaned to affiliates (as defined), including its Parent, by Provident Bank, was approximately $162.8 million to any single affiliate, and $325.7 million to all affiliates combined of which $70.4 million was loaned at December 31, 2003.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARENT COMPANY FINANCIAL INFORMATION: Parent Company only condensed financial information for Provident Financial Group, Inc. is as follows:

                          BALANCE SHEETS (PARENT ONLY)

                                                            December 31,
                                                     --------------------------
(In Thousands)                                          2003            2002
---------------------------------------------        ----------      ----------
ASSETS
  Cash and Cash Equivalents                          $  265,070      $  243,000
  Trading Account Securities                             12,065          10,470
  Investment Securities Available for Sale              278,762         299,024
  Investment in Subsidiaries:
    Banking                                           1,063,164       1,056,278
    Non-Banking                                          17,753          18,287
  Accounts Receivable from Banking Subsidiaries          28,266          18,552
  Other Assets                                           86,873         103,222
                                                     ----------      ----------
TOTAL ASSETS                                         $1,751,953      $1,748,833
                                                     ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Accounts Payable and Accrued Expenses            $   50,927      $   56,575
    Commercial Paper                                    261,053         271,269
    Long-Term Debt and
     Junior Subordinated Debentures                     540,919         540,618
                                                     ----------      ----------
      Total Liabilities                                 852,899         868,462
  Shareholders' Equity                                  899,054         880,371
                                                     ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $1,751,953      $1,748,833
                                                     ==========      ==========


                    STATEMENTS OF INCOME (PARENT ONLY)

                                                                 Year Ended December 31,
                                                        -------------------------------------
(In Thousands)                                            2003           2002          2001
-------------------------------------------             --------       --------      --------
Income:
  Dividends from Banking Subsidiaries                   $ 65,000       $ 45,000      $ 15,000
  Interest Income from Banking Subsidiaries               24,169         25,394        24,944
  Other Interest Income                                      538          1,261         1,469
  Noninterest Income                                     (11,453)         1,080         7,492
                                                        --------       --------      --------
                                                          78,254         72,735        48,905
Expenses:
  Interest Expense                                        29,229         32,125        40,762
  Noninterest Expense                                      6,962          1,705         2,842
                                                        --------       --------      --------
                                                          36,191         33,830        43,604
                                                        --------       --------      --------
Income Before Taxes and Equity in Undistributed

  Net Income of Subsidiaries                              42,063         38,905         5,301
Applicable Income Tax Credits                             10,141          5,571         7,936
                                                        --------       --------      --------
Income Before Equity in Undistributed Net Income
  of Subsidiaries                                         52,204         44,476        13,237
Equity in Undistributed Net Income of Subsidiaries        44,496         50,975       (14,240)
                                                        --------       --------      --------
Net Income (Loss)                                       $ 96,700       $ 95,451      $ (1,003)
                                                        ========       ========      ========

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  STATEMENTS OF CASH FLOWS (PARENT ONLY)

                                                                 Year Ended December 31,
                                                     -----------------------------------------
(In Thousands)                                         2003             2002           2001
-------------------------------------------          ---------       ---------       ---------
Operating Activities:
 Net Income (Loss)                                   $  96,700       $  95,451       $  (1,003)
 Adjustment to Reconcile Net Income to Net Cash
  Provided by (Used in) Operating Activities:
   Equity in Undistributed Net Income
    of Subsidiaries                                    (44,496)        (50,975)         14,240
   Amortization and Accretion                              821             453           1,066
   Tax Benefit Received from Exercise
    of Stock Options                                     1,570           1,069           2,706
   Expensing of Stock Option Grants                      1,259            --              --
   Realized Investment Security (Gains) Losses          13,860              11             (72)
   (Increase) Decrease in Interest Receivable              (18)            (48)            177
   (Increase) Decrease in Other Assets                   1,047         (22,754)          3,783
   Increase (Decrease) in Interest Payable               1,070           1,163            (261)
   Decrease in Other Liabilities                        (6,934)        (15,584)        (20,821)
                                                     ---------       ---------       ---------
    Net Cash Provided by (Used In)
     Operating Activities                               64,879           8,786            (185)
                                                     ---------       ---------       ---------
Investing Activities:
 Investment Securities Available for Sale:
  Proceeds from Sales                                   10,960          24,159          19,379
  Proceeds from Maturities and Prepayments               5,806          11,664          15,234
  Purchases                                             (3,655)        (19,883)        (50,671)
                                                     ---------       ---------       ---------
   Net Cash Provided by (Used In)
    Investing Activities                                13,111          15,940         (16,058)
                                                     ---------       ---------       ---------
Financing Activities:
 Net Increase (Decrease) in Commercial Paper           (10,216)         30,698          53,481
 Principal Payments on Long-Term Debt                     (120)           (120)           (391)
 Proceeds from Issuance of Long-Term Debt and
  Junior Subordinated Debentures                          --            75,000         124,432
 Cash Dividends Paid                                   (48,503)        (48,334)        (48,002)
 Repurchase of Common Stock                               --               (24)           (246)
 Proceeds from Exercise of Stock Options                 6,362           4,232           3,884
 Contribution to Subsidiaries                           (3,443)           (346)        (54,986)
 Net Increase in Other Equity Items                       --              --               903
                                                     ---------       ---------       ---------
  Net Cash Provided by (Used In)
   Financing Activities                                (55,920)         61,106          79,075
                                                     ---------       ---------       ---------
Increase in Cash and Cash Equivalents                   22,070          85,832          62,832
Cash and Cash Equivalents at Beginning of Year         243,000         157,168          94,336
                                                     ---------       ---------       ---------
 Cash and Cash Equivalents at End of Year            $ 265,070       $ 243,000       $ 157,168
                                                     =========       =========       =========

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SUPPLEMENTARY DATA

Quarterly Consolidated Results of Operations - (Unaudited)

The following are quarterly consolidated results of operations for the two years ended December 31, 2003.

                                                Fourth           Third          Second           First
(In Thousands Except Per Share Data)            Quarter         Quarter         Quarter         Quarter
-----------------------------------------      ---------       ---------       ---------       ---------
2003:

 Total Interest Income                         $ 174,777       $ 182,786       $ 198,253       $ 201,742
 Total Interest Expense                         (100,561)       (108,663)       (113,759)       (118,783)
                                               ---------       ---------       ---------       ---------
  Net Interest Income                             74,216          74,123          84,494          82,959
 Provision for Loan and Lease Losses             (35,070)        (11,919)        (52,469)        (16,521)
                                               ---------       ---------       ---------       ---------
  Net Interest Income After Provision
   for Loan and Lease Losses                      39,146          62,204          32,025          66,438
 Noninterest Income                              253,557         185,471         212,974         193,287
 Noninterest Expense                            (246,274)       (207,291)       (225,294)       (221,196)
                                               ---------       ---------       ---------       ---------
   Income (Loss) Before Income Taxes and
      Cumulative Effect of Changes in
      Accounting Principles                       46,429          40,384          19,705          38,529
Applicable Income Taxes                          (15,005)        (12,923)         (6,502)        (12,715)
                                               ---------       ---------       ---------       ---------
   Income (Loss) Before Cumulative Effect of
      Changes in Accounting Principles            31,424          27,461          13,203          25,814
Cumulative Effect of Changes in
   Accounting Principles                          (1,202)           --              --              --
                                               ---------       ---------       ---------       ---------
  Net Income                                   $  30,222       $  27,461       $  13,203       $  25,814
                                               =========       =========       =========       =========
 Net Earnings Per Common Share:
  Before Cumulative Effect of Changes in
      Accounting Principles:
    Basic                                      $     .63       $     .56       $     .27       $     .52
    Diluted                                          .61             .54             .26             .51
  After Cumulative Effect of Changes in
      Accounting Principles:

    Basic                                      $     .61       $     .56       $     .27       $     .52
    Diluted                                          .59             .54             .26             .51
    Cash Dividends                                   .24             .24             .24             .24


2002:

 Total Interest Income                         $ 208,391       $ 208,250       $ 211,331       $ 213,416
 Total Interest Expense                         (127,482)       (130,624)       (132,603)       (135,121)
                                               ---------       ---------       ---------       ---------
  Net Interest Income                             80,909          77,626          78,728          78,295
 Provision for Loan and Lease Losses             (18,237)        (23,532)        (33,575)        (24,205)
                                               ---------       ---------       ---------       ---------
  Net Interest Income After Provision
   for Loan and Lease Losses                      62,672          54,094          45,153          54,090
 Noninterest Income                              204,287         198,397         206,578         196,230
 Noninterest Expense                            (226,700)       (216,079)       (216,637)       (216,612)
                                               ---------       ---------       ---------       ---------
  Income Before Income Taxes                      40,259          36,412          35,094          33,708
 Applicable Income Taxes                         (13,630)        (12,376)        (11,924)        (12,092)
                                               ---------       ---------       ---------       ---------
  Net Income                                   $  26,629       $  24,036       $  23,170       $  21,616
                                               =========       =========       =========       =========
 Net Earnings Per Common Share:
  Basic                                        $     .54       $     .49       $     .47       $     .43
  Diluted                                            .52             .47             .46             .43
  Cash Dividends                                     .24             .24             .24             .24

Quarterly earnings per share numbers do not necessarily add to the year-to-date amounts due to rounding.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officers, of the effectiveness of the design and operation of Provident's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, management, including the principal executive and financial officers, concluded that Provident's disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in Provident's internal control over financial reporting that occurred during Provident's quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Provident's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are Provident's directors and executive officers:

Jack M. Cook has been a director since 1992. Since 2002, Mr. Cook has been associated with Compass Group, Inc. and Breakout Solutions, L.L.C., healthcare consulting companies. In April of 2001, Mr. Cook retired as President and Chief Executive Officer of Health Alliance of Greater Cincinnati, which includes Christ, University, Fort Hamilton, Jewish and St. Luke Hospitals. Mr. Cook serves on the Audit and Nominating Committees. Age: 59

Thomas D. Grote, Jr. has been a director since 1991. Mr. Grote has been President of Grote Enterprises, LLC, a management consulting firm providing consulting services to the construction and real estate industries, since January, 1998. Mr. Grote serves on the Audit, Compensation and Nominating Committees. Age: 48

Robert L. Hoverson has been a director since 1998. Mr. Hoverson has been President and Chief Executive Officer of Provident and The Provident Bank since May, 1998. Mr. Hoverson was Senior Vice President of Provident from August, 1992 to May, 1998, and was Executive Vice President of The Provident Bank from September, 1985 to May, 1998. Mr. Hoverson serves as Chairman of the Executive Committee. Age: 61

Joseph A. Pedoto has been a director since 1980. Mr. Pedoto has been President of JLM Financial, Inc., a financial consulting firm, since 1990. Mr. Pedoto serves on the Executive and Nominating Committees and is Chairman of the Compensation Committee. Mr. Pedoto's service as a Director of Provident was interrupted from September, 1991 to August, 1993. Age: 61

Sidney A. Peerless has been a director since 1980. Dr. Peerless is a retired physician and surgeon specializing in diseases of the ear, nose and throat. Dr. Peerless is Chief Emeritus of the Otolaryngology Department of The Jewish

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

Hospital, Cincinnati, Ohio. Dr. Peerless serves on the Compensation and Nominating Committees. Age: 82

Joseph A. Steger has been a director since 1992. Dr. Steger is the President Emeritus of the University of Cincinnati, having served as President of the University from 1984 to October of 2003. He also serves as a Director of Milacron, Inc. Dr. Steger serves as Chairman of the Audit Committee and on the Executive and Nominating Committees. Age: 67

Christopher J. Carey joined Provident as Executive Vice President and Chief Financial Officer on November 19, 1998. For the five-year period prior to joining Provident, Mr. Carey served as Senior Vice President and Controller of Corestates Financial Corp. and Chief Financial Officer of Corestates Bank. Age:
49

James L. Gertie joined Provident on December 10, 2001 as Executive Vice President and Chief Credit and Risk Officer of The Provident Bank. He has served as Executive Vice President and Chief Credit and Risk Officer of Provident since April 25, 2002. Prior to joining Provident, Mr. Gertie served as Executive Credit Officer-Debt and Equity Capital Markets and Portfolio Management of FleetBoston Financial Corporation from September of 1999 to December 2001 and Director-Risk Management, Risk Measurement, Information, Analysis and Capital Markets for BankBoston Corporation from April of 1995 to September of 1999. Age:
47

Anthony M. Stollings has served as Controller and Chief Accounting Officer of Provident since July of 2002. He has been Controller since October of 1991, Senior Vice President since August of 1998 and Chief Accounting Officer since December 2002 of The Provident Bank. Age: 49

James R. Whitaker joined Provident as Vice President, General Counsel and Assistant Secretary on December 2, 2002. For the five-year period prior to joining Provident, Mr. Whitaker was a partner in the Cincinnati, Ohio law firm of Keating, Muething & Klekamp, P.L.L. Age: 57


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Provident's executive officers, directors and persons who own more than 10% of a registered class of Provident's equity securities to file reports of ownership and changes in ownership. Based on a review of the copies of such forms and written representations received by it, Provident believes that during the last fiscal year, all of its executive officers, directors and ten percent stockholders complied with the Section 16(a) reporting requirements with the exception that Messrs. Carey, Gertie, Hoverson and Stollings each failed to timely file one report involving the purchase of 20, 61, 65 and 4 shares, respectively, by the Deferred Compensation Plan Trustee, which purchases were not reported to them in a timely manner by the Trustee. In addition, Mr. Hoverson also failed to timely file one report involving the purchase of 125 shares for his minor son on August 30, 2000.

CORPORATE GOVERNANCE

Provident's Board has established an Audit Committee composed of three members, namely, Jack M. Cook, Thomas D. Grote, Jr. and Joseph A. Steger,

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

each of whom meet the requirements for Audit Committee members established by the Securities Exchange Act of 1934 and Nasdaq listing standards.

Provident's Board has determined that Directors Cook and Steger are audit committee financial experts under rules issued by the Securities and Exchange Commission.

Provident's Board of Directors has established a Nominating Committee whose function is to consider and nominate persons for election to Provident's Board of Directors. The nominating Committee is composed of Messrs. Cook, Grote, Pedoto, Peerless and Steger each of whom meet the independence requirements for members established by Nasdaq. The Nominating Committee will consider recommendations by security holders. Shareholders desiring to submit recommendations for nominations by the Committee should direct them in care of Provident's Secretary at the address on the cover page of this report. The recommendation should include relevant information concerning the qualifications of the person recommended. The Committee will evaluate these recommendations in the same manner as any others received.

Provident's Board has also established a Compensation Committee composed of Messrs. Pedoto, Grote and Peerless, each of whom meet the requirements for independence established by Nasdaq listing standards. The Committee's activities are described in the Compensation Committee report contained in Item 11.

Provident has adopted a Code of Ethics and Business Conduct that applies to its CEO, CFO, principal accounting officer and persons performing similar functions and undertakes to provide a copy of such Code of Ethics to any person without charge, upon written request to Provident's Secretary at the address on the cover page of this report.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


                                                   Annual Compensation

                                             --------------------------------
                                                                                  Securities     All Other
                                                                                  Underlying    Compensation
                                                        Salary         Bonus        Options         (1)
      Name and Principal Position            Year         ($)           ($)           (#)           ($)
-----------------------------------------    ----       -------       -------     ----------     ------------
Robert L. Hoverson                           2003       664,262       425,000        90,000        44,280
President and Chief Executive Officer (2)    2002       640,985       400,000       200,000        48,053
                                             2001       616,154             0        90,000        47,396

Christopher J. Carey                         2003       353,736       265,000        50,000        26,259
Executive Vice President and Chief           2002       317,391       240,000        70,000        31,377
Financial Officer (2)                        2001       305,154       180,000        30,000        39,084

James L. Gertie(3), Executive Vice           2003       358,462       335,000        50,000        28,738
President and Chief Credit and Risk          2002       350,000       300,000             0       144,008
Officer (2)

Anthony M. Stollings, Controller and         2003       179,154        35,000         5,000        12,487
Chief Accounting Officer (2)                 2002       159,148        55,000        10,000        12,491

James R. Whitaker, Vice President and        2003       250,000       150,000             0             0
General Counsel (2)

(1) For 2003, Messrs. Hoverson, Carey, Gertie and Stollings each received contributions of $8,179, pursuant to the Provident Retirement Plan. Employer contributions made pursuant to other benefit plans were as follows: 401(k) Plan: Messrs. Hoverson, Carey, Gertie and Stollings, $3,000; the Excess Benefit Deferred Compensation Plan: Mr. Hoverson, $28,765; Mr. Carey, $12,806; Mr. Gertie, $9,755; and Mr. Stollings, $1,097; the Deferred Compensation Plan: Mr. Hoverson, $4,336; Mr. Carey, $2,274; Mr. Gertie, 7,804; and Mr. Stollings, $210.


(2) Messrs. Hoverson, Carey, Gertie, Stollings and Whitaker entered into executive retention agreements with Provident in February of 2004. These agreements provide that if, during the one-year period following a change in control of Provident, the executive's employment is terminated without cause (as defined in the agreement) or he terminates his employment for reason (as defined in the agreement) he will receive:

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


      - base salary up to the date of termination and any previously deferred compensation and accrued vacation pay;

      - a severance amount equal to the sum of (i) his highest base salary during the 12 month period prior to the change in control and during the 12 month period prior to his date of termination and (ii) his highest bonus paid during the 3 calendar years prior to the change in control times a multiplier; and

      - continued health insurance coverage and other benefits for a specified period following the date of termination.

      For Messrs. Hoverson, Carey, Gertie and Whitaker, the multiplier is 3.0 and each will receive health insurance and other benefits for 36 months following the date of termination. For Mr. Stollings the multiplier is 2.0 and he will receive health insurance and other benefits for 24 months following the date of termination.

      In addition, Messrs. Hoverson, Carey, Gertie and Whitaker will be credited with three years of additional service for purposes of Provident's Supplemental Executive Retirement Plan.

      For Messrs. Hoverson, Carey and Whitaker, a merger in which Provident is not the surviving entity is deemed to constitute "good reason" within the meaning of the agreement and therefore the foregoing benefits will be paid if such person terminates his employment during the one-year period following a merger.

      If the payments of the benefits described above to any of the executives described above constitute a "parachute payment" under Sections 280G and 4999 of the Internal Revenue Code, the surviving company will be obligated to pay to each such executive a lump sum cash payment sufficient to put each of them in the same net after-tax position he would have been in had the benefit not been subject to the excise tax under Section 4999.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                    % of Total
                        Number of     Options                  Market                   Grant
                       Securities   Granted to                Price on                  Date
                       Underlying    Employees    Exercise     Grant                   Present
                         Options     in Fiscal     Price        Date     Expiration   Value($)
        Name           Granted(1)      2003      ($/Share)   ($/Share)      Date         (2)
--------------------   ----------   ----------   ---------   ---------   ----------   --------
Robert L. Hoverson        90,000       7.93%       27.66       27.66       2/9/13      581,598

Christopher J. Carey      50,000       4.41%       27.66       27.66       2/9/13      323,110

James L. Gertie           50,000       4.41%       27.66       27.66       2/9/13      323,110

Anthony M. Stollings       5,000       0.44%       27.66       27.66       2/9/13       32,311

(1) The right to exercise the options shown vests at 20% per year.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


(2) Valued using the Black-Scholes option pricing model. The assumptions used for the variables in the model were: risk-free interest rate of 3.45%, dividend yield of 3.50%, volatility factor of 29.10% and an expected life of the option of 7 years.

         FISCAL 2003 OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                                    Value of Unexercised
                           Shares                                                  In-the-Money Options at
                          Acquired       Value        Underlying Unexercised               FY-End
                             On        Realized          Options at FY-End        Exercisable/Unexercisable
       Name               Exercise        ($)        Exercisable/Unexercisable               ($)
---------------------     --------     --------      -------------------------    -------------------------
Robert L. Hoverson         22,500       386,100           438,000/349,000            1,888,128/2,130,860

Christopher J. Carey            0             0           84,000/136,000                222,980/ 827,420

James L. Gertie                 0             0           40,000/110,000                346,434/ 735,652

Anthony M. Stollings            0             0           19,250/ 18,000                 64,160/ 108,232

James R. Whitaker               0             0           6,000/ 24,000                 36,060/  144,240

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

                                          Pension Plan Table
                 -------------------------------------------------------------------
                                           Years of Service
                 -------------------------------------------------------------------
Remuneration        5             10              15             20            25
------------     -------        -------        -------         -------       -------
  $ 50,000       $22,500        $45,000        $52,500         $60,000       $67,500

   250,000        37,500         75,000         87,500         100,000       112,500

   400,000        60,000        120,000        140,000         160,000       180,000

   500,000        75,000        150,000        175,000         200,000       225,000

   600,000        90,000        180,000        210,000         240,000       270,000

   800,000       120,000        240,000        280,000         320,000       360,000

 1,000,000       150,000        300,000        350,000         400,000       450,000

 1,200,000       180,000        360,000        420,000         480,000       540,000

 1,400,000       210,000        420,000        490,000         560,000       630,000

 1,600,000       240,000        480,000        560,000         640,000       720,000

In November, 1993, the Board of Directors adopted a Supplemental Executive Retirement Plan ("SERP") to provide a supplemental retirement benefit to key management or highly compensated employees of the Company who may be designated from time to time by the Compensation Committee.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


The purpose of the SERP is to assure that each participant receives an annual retirement benefit starting at age 65, based on years of service, of up to 50% of the average of his or her highest five years' annual compensation (which relates to the salary and bonus columns of the Summary Compensation Table in
Item 11) during the ten years preceding the participant's retirement, disability, termination of employment or removal from the SERP. When a participant retires, or if a participant's employment is terminated or a change in control occurs, the SERP benefit is calculated, and then funds from the following sources are deducted to determine the payment due from the Company under the SERP; (i) one half of the participant's monthly social security insurance benefit (except if there is a change in control) and (ii) the participant's accrued benefits attributable to employer contributions to the Company's Employee Stock Ownership Plan, 401 (k) Plan, Excess Benefit Plan, Deferred Compensation Plan, Profit Sharing Plan and any other qualified or non-qualified pension or deferred compensation plans maintained by the Company. If the sum of these payments exceeds the participant's benefit computed under the SERP, then no payment will be due from the Company under the SERP.

The table above shows the assumed actuarial value of the retirement plan benefits plus the SERP payment which, when taken together, will result in a total retirement payment based on average compensation and years of service. Assuming retirement at age 65, the number of years of service for the individuals named in the Summary Compensation Table participating in the SERP would be: Christopher J. Carey, 21 years; James L. Gertie, 20 years; Robert L. Hoverson, 22 years; and James R. Whitaker, 10 years. Assuming a change in control during June of 2004, the number of years of service for the individuals named in the Summary Compensation Table participating in the SERP would be:
Christopher J. Carey, 9 years; James L. Gertie, 6 years; Robert L. Hoverson, 22 years; and James R. Whitaker, 5 years.

DIRECTOR COMPENSATION

Non-employee directors receive $25,000 per year for serving as a director and as a member of committees of the Board. They also receive $1,500 for each Board meeting attended and $1,000 for each committee meeting attended, with committee chairs receiving $2,000 for each committee meeting. Directors who are employees of Provident are not separately compensated for serving as directors. Non-employee directors may postpone the receipt of from 5% to 100% of their Board compensation. Amounts deferred may be invested in a Provident Common Stock Account, in which case the Account is credited annually with a percentage of Provident's pre-tax earnings per share for each share of Provident Common stock in the Account, with the percentage to be credited depending upon Provident's return on equity.

Each non-employee director is also granted a non-qualified option to purchase 2,000 shares of Common Stock at the time of election or re-election to the Board of Directors, with the exercise price being the average of the closing bid and ask prices on the last trading date immediately prior to the date of grant. Non-employee directors with ten years of service as a director receive annual retirement benefits equal to the fees paid during the 12 months immediately preceding the retirement date, with payments to commence at retirement or 65th birthday, whichever is later. Retirement benefits will be paid for a period of years equal to the number of the director's years of service, divided by three.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors establishes salaries, bonuses and stock option awards for executive officers on an annual basis. The Committee's policy is to encourage and motivate Provident's executive officers to achieve both short-term and long-term business, financial and community goals, and thereby build shareholder value on a steady basis. The Committee believes it is important to provide competitive levels of compensation that will enable Provident to attract and retain the most qualified executives and to provide incentive plans that emphasize stock ownership, thus aligning more closely the interests of management with those of shareholders.

The Committee has established three primary components which it utilizes in setting annual compensation levels, namely:

-     Base Compensation

-     Annual Bonuses

-     Stock Option Grants

In establishing compensation levels for 2003, the Committee utilized executive compensation surveys which the Committee believes are appropriate and an analysis prepared by compensation consultants to the Committee. In addition, the Committee reviewed compensation levels for financial institutions of similar asset size.

Compensation in excess of $1,000,000 per year paid to the Chief Executive Officer of a company as well as to each of the other executive officers listed in the compensation table is not deductible for Federal income tax purposes unless it is "performance-based" and approved by shareholders. The Committee does not believe these limitations should interfere with the application of policies which guide its compensation decisions.

Base Compensation

In establishing base salaries for 2003 the Committee took into account each particular executive officer's level of responsibility and potential for future responsibilities, salary levels of competitors for similar functions and Provident's performance for 2002. The Committee also took into account the recommendations of the President for executive officers other than himself in establishing base salaries.

Bonuses and Stock Options

Bonuses for 2003 were based on the Committee's review of bonus awards paid by the financial institutions included in the surveys, the Committee's evaluation of Provident's performance and the relative contributions to that performance by the executive officers to whom bonuses were awarded and recommendations made by the President. While the bonus awards were based on Provident's performance, they were not tied to specific performance objectives.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


Awards of stock options are made by the Committee to motivate long-term future performance and as a reward for past performance, consistent with the purposes set forth in Provident's 1997 Stock Option Plan.

Chief Executive Officer

In determining the compensation paid to Robert L. Hoverson, who served as Provident's President and Chief Executive Officer in 2003, the Committee utilized each of the components described above for executive officers. In this regard, the Committee established Mr. Hoverson's salary level for 2003 based on its evaluation of not only Provident's financial performance, but also on the Committee's evaluation of Mr. Hoverson's strategic and leadership abilities in planning for and leading Provident during 2002. The Committee similarly made its own evaluation of Mr. Hoverson's contributions to Provident on a subjective basis in establishing the amount of his bonus payment and stock option awards. While the compensation for Mr. Hoverson was based on Provident's performance, it was not tied to specific performance objectives.

Compensation Committee:

Joseph A. Pedoto, Chairman
Thomas D. Grote, Jr.
Sidney A. Peerless


FINANCIAL PERFORMANCE

The graph below summarizes the cumulative return experienced by Provident's shareholders over the years 1998 through 2003, compared to the Nasdaq Index and the Keefe, Bruyette & Woods 50 Bank Index which is a market-capitalization weighted bank stock index that includes all money-center banks and most major regional bank holding companies, and is a widely available index. The number of companies comprising the KBW 50 Index allows ready comparisons of Provident's stock with an industry standard. Provident is not included in the KBW 50 Index.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


                             TOTAL RETURN ANALYSIS
                  PROVIDENT FINANCIAL GROUP VS. MARKET INDICES


                                  (LINE GRAPH)


 Peer Group is Comprised of Institutions Represented in the Keefe, Bruyette and
                              Woods 50 Bank Index

                              1998     1999     2000     2001     2002     2003
                              ----     ----     ----     ----     ----     ----
Provident Financial Group     $100     $ 97     $104     $ 77     $ 79     $ 97
Nasdaq Market Index            100      185      112       89       61       92
Peer Group                     100       97      116      111      103      138


                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL SHAREHOLDERS

The following persons are the only shareholders known by Provident to own beneficially more than 5% of its outstanding Common Stock as of February 20, 2004:

                                         Amount and Nature
                                                 of
              Name and Address of            Beneficial      Percent of Class
             Beneficial Owner (a)            Ownership             (g)
--------------------------------------   -----------------   ----------------
American Financial Group, Inc. ("AFG")     7,117,675  (b)         14.2

Carl H. Lindner                            2,268,642  (c)          4.6

Carl H. Lindner III                        3,042,576  (d)          6.2

S. Craig Lindner                           3,437,500  (e)          7.0

Keith E. Lindner                           3,473,548  (f)          7.1

(a) The address of each of these parties is One East Fourth Street, Cincinnati, Ohio 45202.

(b) Includes 6,129,475 shares held by AFG subsidiaries and 988,200 shares issuable upon conversion of Provident's Series D Convertible Preferred stock held by an AFG subsidiary. AFG has agreed with the Board of Governors of the Federal Reserve System not to exercise voting control over more than 4.9% of Provident's voting shares. As a result, the number of shares of Provident Common Stock beneficially owned by AFG, and which exceed 4.9% of Provident's outstanding voting shares, have been voted in strict proportion with all other (non-AFG held) outstanding Provident voting shares.

(c) Includes 1,729,844 shares held by his spouse and 391,242 shares held by a foundation over which he has voting and dispositive power. Excludes 1,130,183 shares held in a trust for the benefit of his family for which a third party acts as trustee with voting and dispositive power.

(d) Includes 8,285 shares held by his spouse individually or as trustee. Includes 56,064 shares held by one of his children and 1,160,802 shares which are held in various trusts for the benefit of his children for which Keith E. Lindner acts as trustee with voting and dispositive power.

(e) Includes 51,700 shares held by his spouse individually or as trustee, 181,480 shares held by his spouse as custodian for their children and 35,126 shares held by a foundation over which he has voting and dispositive power. Includes 181,480 shares held by two of his children and 50,000 shares which are held in trusts for the benefit of his children for which Keith E. Lindner acts as trustee with voting and dispositive power. Also includes 1,315,794 shares held in two trusts for the benefit of his family for which third parties hold voting power.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


      Excludes 7,900 shares held in a trust for the benefit of his family for which a third party acts as a trustee with voting and dispositive power.

(f) Includes 3,433 shares held in trust for the benefit of his spouse, 681 shares held by his spouse individually, 27,008 shares he holds as custodian for his children and 340,381 shares held in trusts for the benefit of his children, over which he or his spouse have shared voting and dispositive power. This number excludes 1,210,802 shares (described in footnotes (d) and (e) above), which are held in trusts for the benefit of the children of his brothers, Carl H. Lindner III and S. Craig Lindner over which Keith E. Lindner has voting and dispositive power but no financial interest. Also includes 1,050,819 shares held in a trust for the benefit of his family for which a third party acts as a trustee with voting power.

(g) The percentages of outstanding shares of Common Stock beneficially owned (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) by Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner are 3.8%, 6.9% and 9.5%, respectively, after attributing the shares held in various trusts for the benefit of the children of Carl H. Lindner III and
      S. Craig Lindner (for which Keith E. Lindner acts as trustee with voting and dispositive power) to Keith E. Lindner.

DIRECTORS AND EXECUTIVE OFFICERS

This table lists the executive officers and directors of Provident and shows how much common stock each owned on February 20, 2004. Except as described in the footnotes to the table, each person has sole investment and voting power over the shares shown.

                                                                                          Common Stock
                                                                                       Beneficially Owned
                                                                                  -------------------------------
                                                                                                      Percent of
           Name                                  Position                         Amount (1)           Class(2)
--------------------------  ----------------------------------------------------  ----------          -----------
Robert L. Hoverson          President, Chief Executive Officer and Director       777,152                1.6%

Jack M. Cook                Director                                               22,320                 *

Thomas D. Grote, Jr.        Director                                               24,206                 *

Joseph A. Pedoto            Director                                               40,873                 *

Sidney A. Peerless          Director                                               47,799                 *

Joseph A. Steger            Director                                               22,201                 *

Christopher J. Carey        Executive Vice President and Chief Financial          138,695                 *
                            Officer

James L. Gertie             Executive Vice President and Chief Credit and Risk     58,316                 *
                            Officer

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


                                                                                            Common Stock
                                                                                         Beneficially Owned
                                                                                  -------------------------------
                                                                                                      Percent of
           Name                                   Position                        Amount (1)           Class(2)
--------------------------  ----------------------------------------------------  ----------          -----------
Anthony M. Stollings        Controller and Chief Accounting Officer                  43,151                 *

James R. Whitaker           Vice President and General Counsel                        8,145                 *

All Directors and Executive
Officers as a Group                                                               1,182,858                2.4%

(1) Including options to purchase common stock currently exercisable or exercisable within 60 days from February 20, 2004 as follows: Mr. Hoverson, 543,000 shares; Mr. Carey, 120,000 shares; Mr. Cook, 13,500 shares; Mr. Gertie, 50,000 shares; Mr. Grote, 15,570 shares; Mr. Pedoto, 15,750 shares; Dr. Peerless, 13,500 shares; Dr. Steger, 15,750 shares; Mr. Stollings, 24,850 shares; and Mr. Whitaker, 6,000 shares. Includes shares held in Provident's 401(k) Plan, Deferred Compensation Plan and Outside Director Deferred Compensation Plan, over which such persons do not have voting power, collectively, as follows: Mr. Hoverson, 91,144 shares; Mr. Carey, 13,958 shares; Mr. Gertie, 5,218 shares; Mr. Stollings, 11,674 shares; Mr. Whitaker, 995 shares; Mr. Cook, 7,133 shares; Mr. Grote, 4,364 shares; Mr. Pedoto, 1,857 shares; Dr. Steger, 4,983 shares.


(2)   Ownership of less than 1% is indicated by an asterisk (*).

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


             DECEMBER 31, 2003 EQUITY COMPENSATION PLAN INFORMATION

                                         Number of
                                      securities to be                         Future issuance
                                        issued upon       Weighted-average       under equity
                                        exercise of        exercise price        compensation
                                        outstanding        of outstanding      plan (excluding
                                          options,            options,            securities
                                        warrants and        warrants and         reflected in
                                           rights              rights            column (a))
           Plan Category                    (a)                 (b)                  (c)
----------------------------------    ----------------    ----------------     ---------------
Equity compensation plans approved       7,254,207             $29.49           1,927,638 (2)
by security holders(1)

Equity compensation plans not              957,410             $28.20             395,436 (4)
approved by security holders(3)

Total                                    8,211,617             $29.33             2,323,074

(1)   1988 Stock Option Plan
      1992 Outside Directors' Stock Option Plan
      1997 Stock Option Plan
      1993 Deferred Compensation Plan

(2) The number of shares available for future issuance under the 1993 Deferred Compensation Plan depends on levels of participation in the Plan and on the investment elections by the participants.

(3) 1996 Non-Executive Officer Stock Option Plan. Provides for the grant of stock options to employees of Provident, other than executive officers. Options are granted at an exercise price not less than 95% of fair market value at the time of grant, for a term of up to 10 years. Options vest as determined by the Compensation Committee. 216,700 options outstanding.

      2000 Employee Stock Option Plan. Provides for the grant of stock options to employees of Provident, other than executive officers. The Plan has been used to grant options to all employees of Provident who have not received options under other Provident stock option plans. Options are granted at an exercise price of not less than 95% of fair market value at the time of grant, for a term of up to 10 years. Options vest as determined by the Compensation Committee. 667,980 options outstanding.

      2002 Outside Directors Stock Option Plan. Provides for the automatic grant of 2,000 options to each non-employee director upon election to the Board and upon each subsequent annual election. The options are granted at an exercise price equal to fair market value, for a term of 10 years and vest six months after the date of grant. 20,000 options outstanding.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


      1997 Fidelity Financial of Ohio Stock Option Plan. Assumed by Provident in the February 2000 acquisition of Fidelity Financial of Ohio, Inc. No further options may be granted under this plan. Outstanding options were granted at fair market value, having a term of 10 years and vested 20% annually. 1,028 options outstanding.

      Excess Benefit Deferred Compensation Plan. Provides for the contribution by Provident for each participant of the amount that could not be contributed for such participant to the Provident Retirement Plan because such contribution would have resulted in a violation of Section 415(c) or 401(a)(17) of the Internal Revenue Code. Amounts contributed to the Plan are invested as directed by the participant. 25,258 Provident common shares are held in the Plan.

      Outside Directors Deferred Compensation Plan. Outside directors may defer up to 100% of their Board fees. Amounts deferred are invested either in Provident common stock or other investments chosen by the director. Provident common shares held in the Plan are credited annually with a percentage of Provident's pre-tax earnings per share for the first four years such shares are held in the Plan, with the percentage credited depending on Provident's return on equity. 21,444 Provident common shares are held in the Plan.

(4) 191,000 shares remain available for issuance under the 1996 Non-Executive Officer Stock Option Plan. 195,880 shares remain available for issuance under the 2000 Employee Stock Option Plan. 5,000 shares remain available for future issuance under the 2002 Outside Directors Stock Option Plan. 3,556 shares remain available for future issuance under the Outside Directors Deferred Compensation Plan. The number of shares available for issuance under the Excess Benefit Deferred Compensation Plan depends on the investment elections by the participants.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Provident and its subsidiaries, in their normal course of business have had, and to the extent permitted by applicable regulations and other regulatory restrictions expect to continue to have, transactions with Provident's directors, officers, principal shareholders and affiliates of such persons including American Financial Group, Inc. ("AFG") and its subsidiaries. All such transactions are and will be on terms no less favorable to Provident than those which could be obtained with non-affiliated parties.

In 2003, Provident received $270,000 from AFG in connection with an expense sharing arrangement for a cafeteria operated by Provident for the employees of both companies. AFG provides security guard and surveillance services at Provident's main office for which Provident was charged $100,000 in 2003. In 2003, AFG provided property and liability insurance for which Provident was charged $184,000. Provident leases its main banking and corporate offices from a trust for the benefit of a subsidiary of AFG. Provident was charged rent under the leases of $3,254,000 in 2003. During 2003, Provident paid $871,000 to the Cincinnati Reds for advertising, tickets and suite rental. Carl H. Lindner is chief executive officer and part owner of the Reds.

Certain of the principal shareholders, directors and executive officers of Provident maintain investments in Provident commercial paper and repurchase

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


agreements. The average month-end commercial paper balances for such persons (including commercial paper held by corporations they control, members of their immediate families and trusts for their benefit) for 2003 were as follows: Carl
H. Lindner, $3,309,000; Keith E. Lindner, $1,603,000; and siblings of Carl H. Lindner, $399,000. The average repurchase agreement balances for such persons for 2003 were as follows: AFG, $6,133,000.

Loans and lines of credit were extended by Provident Bank in 2003 to certain of Provident's executive officers, directors, principal shareholders, affiliates of such persons and to members of their families. Management believes that such loans and lines of credit were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. During 2003, the highest month-end outstanding balances of loans to principal shareholders of Provident and their related interests were as follows:
AFG, $1,136,000; Carl H. Lindner, $855,000; siblings of Carl H. Lindner, $9,157,000; and S. Craig Lindner, $2,550,000. In addition, Provident Bank had loans outstanding to three companies in which AFG or members of the Lindner family held minority ownership interests during 2003. The highest month-end outstanding balances of these loans during 2003 were $39,952,000.

In 2003, Provident received a loan payment and fees of $3,442,000 from a customer as a result of an investment in preferred stock and warrants for common stock of the customer by AFG.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Provident paid fees to Ernst & Young LLP during 2003 and 2002 as follows:

                        2002                  2003
Audit Fees             $576,000            $1,006,000
Audit Related Fees      535,000               190,000
Tax Fees                179,000                56,000
All Other Fees          136,000                 7,000

Audit related fees include fees for audits of subsidiaries, audits of employee benefit plans and consents and other procedures related to registration statements filed by Provident. Tax fees include tax consulting services and tax return review for Provident and its subsidiaries. All other fees relate to accounting consultation for Provident. The Audit Committee has determined that the provision of the foregoing non-audit services is compatible with maintaining the independence of Ernst & Young LLP.

The Audit Committee has adopted policies that require its approval for any audit and non-audit services to be provided to Provident. The Audit Committee delegated authority to the members of the Committee to approve certain non-audit services. Pursuant to these procedures and delegation of authority, the Audit Committee was informed of and approved all of the audit and other services described above. No services were provided with respect to the de minimus waiver process provided by rules of the Securities and Exchange Commission.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    See Index to Financial Statements on page 45 for a list of all
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

           10.13          Separation agreement between     Incorporated by reference to Form
                          Provident and Philip R. Myers    10-Q for the second quarter
                          (1)                              of 2001.

           10.14          Provident Dividend               Incorporated by reference to Form
                          Reinvestment Plan                S-3 (File No. 333-67754).

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


           Number         Exhibit Description              Filing Status
           ------         -------------------              -------------
           10.15          Employment agreement between     Incorporated by reference to Form
                          Provident and James L. Gertie    8-K (File No. 02672034).
                          (1)

           10.16          Employment agreement between     Incorporated by reference to
                          Provident and Christopher J.     Form 10-K for 2002.
                          Carey(1)

           10.17          Employment agreement between     Incorporated by reference to
                          Provident and James R.           Form 10-K for 2002.
                          Whitaker(1)

           10.18          Provident 1988 Stock Option      Incorporated by reference to.
                          Plan (As amended)(1)             Form 10-K for 2002.

           10.19          Provident 1996 Non-Executive     Incorporated by reference to
                          Officer Stock Option Plan        Form 10-K for 2002.
                          (As amended)(1)

           10.20          Provident 1997 Stock Option      Incorporated by reference to
                          Plan (As amended)(1)             Form 10-K for 2002.

           10.21          Provident 2000 Stock Option      Incorporated by reference to
                          Plan (As amended)(1)             Form 10-K for 2002.

           10.22          Provident Deferred               Incorporated by reference to
                          Compensation Plan (As            Form 10-K for 2002.
                          Amended)(1)

           10.23          Provident 2002 Outside           Incorporated by reference to
                          Directors Stock Option Plan(1)   Form 10-K for 2002.

           10.24          Provident Outside Directors      Incorporated by reference to
                          Deferred Compensation Plan       Form 10-K for 2002.
                          (As Amended)(1)

           10.25          Provident Supplemental           Incorporated by reference to
                          Executive Retirement Plan        Form 10-K for 2002.
                          (As Amended)(1)

           10.26          Agreement and Plan of Merger     Incorporated by reference to
                          By and Between National City     Form 8-K filed by National
                          Corporation and Provident        City Corporation on
                          Financial Group, Inc. Dated      February 17, 2004.
                          As of February 16, 2004.

           10.27          Employment agreement between     Filed herewith.
                          Provident and Robert L.
                          Hoverson (1)

           10.28          Employment agreement between     Filed herewith.
                          Provident and Christopher J.
                          Carey (1)

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


           Number         Exhibit Description              Filing Status
           ------         -------------------              -------------
           10.29          Employment agreement between     Filed herewith.
                          Provident and James R.
                          Whitaker(1)

           10.30          Employment agreement between     Filed herewith.
                          Provident and Anthony
                          Stollings (1)

           10.31          Employment agreement between     Filed herewith.
                          Provident and James L.
                          Gertie (1)

           14             Code of Ethics                   Incorporated by reference to
                                                           the investor relations page
                                                           of Provident's web site at
                                                           http://www.providentbank.com.

           21             Subsidiaries of Provident        Filed herewith.

           23             Consent of Independent           Filed herewith.
                          Auditors

           31.1           Rule 13a-14(a)/15d-14(a)
                          Certification of Principal       Filed herewith.
                          Executive Officer

           31.2           Rule 13a-14(a)/15d-14(a)
                          Certification of Principal       Filed herewith.
                          Financial Officer

           32.1           Section 1350
                          Certification of Principal       Filed herewith.
                          Executive Officer

           32.2           Section 1350
                          Certification of Principal       Filed herewith.
                          Financial Officer


            (1) Management Compensatory Agreements

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


(b)   Reports on Form 8-K:

      Form 8-K (Items 7 and 12) Earnings release for third quarter; filed on October 15, 2003.
      Form 8-K (Items 7 and 12) Slide show for third quarter investor conference call; filed on October 16, 2003.
      Form 8-K (Items 7 and 12) Earnings release for fourth quarter and full year; filed on January 21, 2004.
      Form 8-K (Items 7 and 12) Slide show for fourth quarter investor conference call; filed on January 22, 2004.
      Form 8-K (Items 5 and 7) Announcement of Plan of Merger between National City Corporation and Provident Financial Group, Inc.; filed on February 17, 2004.

                PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident Financial Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Provident Financial Group, Inc.


                                                   /s/Robert L. Hoverson
                                              -------------------------------
                                                      Robert L. Hoverson
                                                           President
                                                        March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Provident Financial Group, Inc. and in the capacities and on the dates indicated.

       Signature                      Capacity                    Date
-----------------------     -----------------------------    --------------


/s/Robert L. Hoverson       Director and President           March 12, 2004
-----------------------     (Principal Executive Officer)
   Robert L. Hoverson

/s/Jack M. Cook             Director                         March 12, 2004
------------------------
   Jack M. Cook

/s/Thomas D. Grote, Jr.     Director                         March 12, 2004
-----------------------
   Thomas D. Grote, Jr.

/s/Joseph A. Pedoto         Director                         March 12, 2004
-----------------------
   Joseph A. Pedoto

/s/Joseph A. Steger         Director                         March 12, 2004
-----------------------
   Joseph A. Steger

/s/Christopher J. Carey     Executive Vice President         March 12, 2004
-----------------------     and Chief Financial Officer
   Christopher J. Carey