Form 10-Q
period 2004-03-31
PROVIDENT FINANCIAL GROUP INC
filed 2004-05-07
CIK 316770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended	Commission File
March 31, 2004	No. 1-8019

PROVIDENT FINANCIAL GROUP, INC.

Incorporated under	IRS Employer I.D.
the Laws of Ohio	No. 31-0982792

One East Fourth Street, Cincinnati, Ohio 45202
Phone: 513-579-2000

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, without par value, outstanding at April 30, 2004 is 49,536,519.

Please address all correspondence to:

Christopher J. Carey
Executive Vice President and Chief Financial Officer
Provident Financial Group, Inc.
One East Fourth Street
Cincinnati, Ohio 45202

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	March 31, 2004 (Unaudited)	December 31, 2003
ASSETS
Cash and Due from Banks	$276,538	$273,299
Federal Funds Sold and Reverse Repurchase Agreements	167,069	253,273
Trading Account Securities	130,787	119,646
Loans and Leases Held for Sale	255,968	595,505
Investment Securities Available for Sale
(amortized cost - $4,586,489 and $4,574,477)	4,544,536	4,527,912
Investment Securities Held to Maturity
(market value - $202,889,140 and $0)	199,889	--
Loans and Leases:
Corporate Lending:
Commercial	4,109,379	4,038,545
Mortgage	949,765	961,939
Construction	424,444	452,581
Lease Financing	1,277,158	1,275,255
Consumer Lending:
Installment	1,548,898	1,670,667
Residential	36,272	36,241
Lease Financing	544,190	460,302

Total Loans and Leases	8,890,106	8,895,530
Reserve for Loan and Lease Losses	(160,000)	(160,000)

Net Loans and Leases	8,730,106	8,735,530
Leased Equipment	1,469,955	1,653,264
Premises and Equipment	91,884	92,837
Goodwill	83,798	81,801
Other Assets	787,101	684,438

TOTAL ASSETS	$16,737,631	$17,017,505

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest Bearing	$1,484,560	$1,491,473
Interest Bearing	8,424,208	8,844,245

Total Deposits	9,908,768	10,335,718
Short-Term Debt	1,790,944	1,443,438
Long-Term Debt	3,067,893	3,298,930
Junior Subordinated Debentures	465,904	465,799
Minority Interest	160,966	160,966
Accrued Interest and Other Liabilities	412,195	413,600

Total Liabilities	15,806,670	16,118,451
Shareholders' Equity:
Preferred Stock, 5,000,000 Shares Authorized,
Series D, 70,272 Issued	7,000	7,000
Common Stock, No Par Value, 110,000,000 Shares
Authorized, 49,400,989 and 49,039,997 Issued	14,646	14,538
Capital Surplus	316,432	305,632
Retained Earnings	667,047	652,206
Accumulated Other Comprehensive Income (Loss)	(74,164)	(80,322)

Total Shareholders' Equity	930,961	899,054

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,737,631	$17,017,505

See notes to consolidated financial statements

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2004	2003
Interest Income:
Interest and Fees on Loans and Leases	$120,409	$141,636
Interest on Investment Securities	43,311	51,815
Other Interest Income	6,529	8,291

Total Interest Income	170,249	201,742
Interest Expense:
Interest on Deposits:
Savings and Demand Deposits	8,135	9,868
Time Deposits	35,668	47,068

Total Interest on Deposits	43,803	56,936
Interest on Short-Term Debt	7,543	8,840
Interest on Long-Term Debt	38,456	48,308
Interest on Junior Subordinated Debentures	4,436	4,699

Total Interest Expense	94,238	118,783

Net Interest Income	76,011	82,959
Provision for Loan and Lease Losses	9,962	16,521

Net Interest Income After Provision
for Loan and Lease Losses	66,049	66,438
Noninterest Income:
Service Charges on Deposit Accounts	11,493	12,332
Loan Servicing Fees	10,569	10,660
Commercial Mortgage Banking Revenue	11,300	10,297
Other Service Charges and Fees	11,766	11,736
Leasing Income	104,089	137,974
Cash Gains on Sales of Loans and Leases	8,702	4,942
Warrant Gains	549	328
Net Security Gains	272	1,500
Other	9,392	3,518

Total Noninterest Income	168,132	193,287
Noninterest Expense:
Salaries, Wages and Benefits	65,008	61,984
Charges and Fees	6,168	7,822
Occupancy	6,279	6,228
Leasing Expense	75,755	95,169
Equipment Expense	6,086	6,949
Professional Fees	5,800	8,398
Minority Interest Expense	3,197	3,197
Other	25,814	31,449

Total Noninterest Expense	194,107	221,196

Income Before Income Taxes	40,074	38,529
Applicable Income Taxes	13,024	12,715

Net Income	$27,050	$25,814

Per Common Share:
Basic Earnings Per Share	$0.55	$0.52
Diluted Earnings Per Share	0.51	0.51
Cash Dividends Paid	0.24	0.24

See notes to consolidated financial statements

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(In Thousands)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2003	$7,000	$14,454	$298,025	$604,013	$(43,121)	$880,371
Net Income				25,814		25,814
Other Comprehensive Income,
Net of Tax:
Change in Unrealized
Gains (Losses) on:
Hedging Instruments					8,562	8,562
Marketable Securities					(25,854)	(25,854)

Total Comprehensive Income						8,522
Dividends Paid on:
Preferred Stock				(237)		(237)
Common Stock				(11,895)		(11,895)
Exercise of Stock Options and
Accompanying Tax Benefits		9	991			1,000
Benefit Plan Assets in
Provident Stock		(9)	(518)	(51)		(578)
Other				1,800		1,800

Balance at March 31, 2003	$7,000	$14,454	$298,498	$619,444	$(60,413)	$878,983

Balance at January 1, 2004	$7,000	$14,538	$305,632	$652,206	$(80,322)	$899,054
Net Income				27,050		27,050
Other Comprehensive Income,
Net of Tax:
Change in Unrealized
Gains (Losses) on:
Hedging Instruments					3,126	3,126
Marketable Securities					3,032	3,032

Total Comprehensive Income						33,208
Dividends Paid on:
Preferred Stock				(237)		(237)
Common Stock				(11,972)		(11,972)
Exercise of Stock Options and
Accompanying Tax Benefits		95	9,191			9,286
Benefit Plan Assets in
Provident Stock		13	1,254			1,267
Expensing of Stock Options,
Net of Tax			355			355

Balance at March 31, 2004	$7,000	$14,646	$316,432	$667,047	$(74,164)	$930,961

See notes to consolidated financial statements

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2004	2003
Operating Activities:
Net Income	27,050	$25,814
Adjustments to Reconcile Net Income to Net Cas
Provided by (Used In) Operating Activities:
Provision for Loan and Lease Losses	9,962	16,521
Amortization and Accretion	14,088	13,869
Depreciation of Leased Equipment	77,383	99,653
Depreciation of Premises and Equipment	5,214	6,193
Impairment Charge on Mortgage Servicing Asse	681	208
Tax Benefit Received from Exercise of Stock	1,378	616
Expensing of Stock Option Grants	425	225
Realized Investment Security Gains	(272)	(1,500)
Proceeds from Sale of Loans Held for Sale	1,008,534	1,109,898
Origination of Loans Held for Sale	(664,729)	(925,509)
Realized Gains on Loans Held for Sale	(4,268)	(3,098
(Increase) Decrease in Trading Account Secur	(11,141)	16,332
Decrease in Interest Receivable	(9,981)	(7,752)
Increase in Other Assets	(90,556)	(74,686)
Increase (Decrease) in Interest Payable	(935)	1,009
Increase (Decrease) in Other Liabilities	40,263	(631)

Net Cash Provided By Operating Activities	403,096	277,162

Investing Activities:
Investment Securities Available for Sale:
Proceeds from Sales	278,688	1,200,35	8
Proceeds from Maturities and Prepayments	213,658	479,290
Purchases	(503,333)	(1,822,695)
Investment Securities Held to Maturity:
Purchases	(199,887)	--
Increase in Loans and Leases	(3,424)	(34,341)
Decrease in Operating Lease Equipment	105,926	68,880
Increase in Premises and Equipment	(4,261)	(3,533)

Net Cash Used In Investing Activities	(112,633)	(112,041)

Financing Activities:
Increase (Decrease) in Deposits	(473,828)	805,772
Increase (Decrease) in Short-Term Debt	347,506	(418,208)
Principal Payments on Long-Term Debt	(243,778)	(182,069)
Proceeds From Issuance of Long-Term Debt	973	--
Cash Dividends Paid	(12,209)	(12,132)
Proceeds from Exercise of Stock Options	7,908	384
Net Increase in Other Equity Items	--	1,800

Net Cash Provided By (Used In) Financing Ac	(373,428)	195,547

Increase (Decrease) in Cash and Cash Equiv	(82,965)	360,668
Cash and Cash Equivalents at Beginning of Perio	526,572	540,919

Cash and Cash Equivalents at End of Period	$443,607	$901,587

Supplemental Disclosures of Cash Flow Informati
Cash Paid for:
Interest	$95,173	$117,775
Income Taxes	586	2,077
Non-Cash Activity:
Transfer of Loans and Leases to
Other Real Estate and Equipment	733	7,761

See notes to consolidated financial statements

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, the results of operations, changes in shareholders’ equity and cash flows for the periods presented. These financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of Provident Financial Group, Inc. (Provident) and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

In December 2003, the Financial Accounting Standard Board (FASB) issued revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs). A VIE exists when (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (2) equity investors do not have the ability to make decisions about the entity’s activities through voting rights or do not have the obligation/right to absorb expected losses/residual returns of the entity; or (3) equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity are conducted on behalf of an investor with a disproportionately small voting interest. FIN 46R requires VIEs to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses and/or receives a majority of its expected residual returns as a result of holding variable interests. FIN 46R became effective for entities that have interests in special purpose entities (SPEs) for periods ending after December 15, 2003, and for all other types of VIEs for periods ending after March 15, 2004. As of March 31, 2004, Provident has adopted all of the provisions of FIN 46R.

Certain estimates are required to be made by management in the preparation of the consolidated financial statements. Actual results may differ from those estimates. Certain reclassifications have been made to conform to the current year presentation. These reclassifications had no effect on net income.

The financial statements and notes thereto appearing in Provident’s 2003 annual report on Form 10-K, which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. MERGER WITH NATIONAL CITY CORPORATION

On February 17, 2004, Provident announced that it had signed a definitive agreement to merge with National City Corporation. National City Corporation is a financial holding company headquartered in Cleveland, Ohio. Under terms of the agreement, Provident shareholders will receive 1.135 shares of National City Corporation common stock for each share of Provident common stock in a tax-free exchange. Subject to regulatory and stockholder approvals, the transaction is expected to close near the end of the second quarter or beginning of the third quarter of 2004.

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

Stock options to purchase approximately 1.2 million and 5.6 million shares of Common Stock were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was not in-the-money and, therefore, the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2004	2003
Basic:
Net Income	$27,050	$25,814
Less Preferred Stock Dividends	(237)	(237)

Income Available to Common Shareholders	26,813	25,577
Weighted-Average Common Shares Outstanding	49,189	48,776

Basic Earnings Per Share	$0.55	$0.52

Diluted:
Net Income	$27,050	$25,814
Weighted-Average Common Shares Outstanding	49,189	48,776
Benefit Plans Common Shares	714	680
Assumed Conversion of:
Convertible Preferred Stock	988	988
Dilutive Stock Options	1,113	322
Dilutive Impact of PRIDES Securities	1,202	--

Dilutive Potential Common Shares	53,206	50,766

Diluted Earnings Per Share	$0.51	$0.51

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. JUNIOR SUBORDINATED DEBENTURES

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

As a result of new accounting rules implemented by FIN 46R, Provident de-consolidated the trusts as of December 31, 2003. This resulted in Provident recording an investment in the Provident Capital Trust companies, which is included in Other Assets, and recording additional debt equal to the common stock purchased by Provident as of December 31, 2003. The junior subordinated debentures consisted of the following at March 31, 2004:

(Dollars in Thousands)	Stated Rate	Effective Rate (1)	Maturity Date	Amount
November 1996 Issuance	8.60%	8.65%	12/01/26	$102,148
June 1999 Issuance	8.75%	2.46%	06/30/29	125,552
November 2000 Issuance	10.25%	3.83%	12/31/30	112,882
March 2001 Issuance	9.45%	4.11%	03/30/31	125,322

Total				$465,904

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

	Three Months Ended March 31,
(In Thousands)	2004	2003
Accumulated Unrealized Gains (Losses) on Securities Available
for Sale at January 1, Net of Tax	$(30,216)	$36,809
Net Unrealized Gains (Losses) for the Period, Net of Tax
Expense (Benefit) of $2,277 in 2004 and ($4,471) in 2003	4,229	(8,304)
Reclassification Adjustment for Gains Included in Net Income,
Net of Tax Expense of $645 in 2004 and $9,450 in 2003	(1,197)	(17,550)

Effect on Other Comprehensive Income (Loss) for the Year	3,032	(25,854)

Accumulated Unrealized Gains on Securities Available
for Sale at March 31, Net of Tax	$(27,184)	$10,955

Accumulated Unrealized Losses on Derivatives Used in Cash
Flow Hedging Relationships at January 1, Net of Tax	$(50,106)	$(79,930)
Net Unrealized Losses for the Period, Net of Tax
Benefit of $591 in 2004 and $2,459 in 2003	(1,097)	(4,567)
Reclassification Adjustment for Losses Included in Net Income,
Net of Tax Benefit of $2,274 in 2004 and $7,070 in 2003	4,223	13,129

Effect on Other Comprehensive Income (Loss) for the Year	3,126	8,562

Accumulated Unrealized Losses on Derivatives Used in Cash
Flow Hedging Relationships at March 31, Net of Tax	$(46,980)	$(71,368)

Accumulated Other Comprehensive Income (Loss) at January 1, Net of Tax	$(80,322)	$(43,121)
Other Comprehensive Income (Loss), Net of Tax	6,158	(17,292)

Accumulated Other Comprehensive Income (Loss) at March 31, Net of Tax	$(74,164)	$(60,413)

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

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed income statements and total assets are provided below for Provident’s three major lines of business for the three month periods ended March 31, 2004 and 2003. Corporate Center includes revenues and expenses not allocated to the primary business lines, including gain/loss on the sale of investment securities.

(Dollars in Millions)	Commercial Banking	Retail Banking	Mortgage Banking	Corporate Center	Total
Three Months Ended March 31 2004:
Net Interest Income	$49.1	$16.7	$10.2	$--	$76.0
Provision for Loan Losses	(7.8)	(0.4)	(1.7)	--	(9.9)
Noninterest Income	46.5	105.2	16.1	0.3	168.1
Noninterest Expense	(58.6)	(115.0)	(20.5)	--	(194.1)
Income Taxes	(9.5)	(2.1)	(1.3)	(0.1)	(13.0)

Net Income	$19.7	$4.4	$2.8	$0.2	$27.1

Total Assets	$7,030	$4,396	$878	$4,434	$16,738

Three Months Ended March 31 2003:
Net Interest Income	$49.8	$14.0	$19.1	$--	$82.9
Provision for Loan Losses	(12.0)	(2.0)	(2.5)	--	(16.5)
Noninterest Income	41.5	138.5	11.8	1.5	193.3
Noninterest Expense	(58.1)	(141.9)	(21.2)	--	(221.2)
Income Taxes	(7.0)	(2.8)	(2.4)	(0.5)	(12.7)

Net Income	$14.2	$5.8	$4.8	$1.0	$25.8

Total Assets	$7,430	$4,794	$1,561	$3,941	$17,726

NOTE 7. LEASING

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

An important factor in determining the classification of Provident’s consumer (auto lease) portfolio is the form of its residual value insurance. From 1994 to January 2003, Provident obtained residual value insurance for its auto leases on a pool basis by year of origination. The insurance is commonly referred to as “capped” insurance. This type of insurance coverage, while effective in removing residual risk, did not result in direct financing lease classification for its auto leases. As residual value insurance for auto leases originated in February 2003 and later does not have this capped feature, but rather provides lease by lease coverage, these auto leases are accounted for as direct financing leases.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Financing: When a lease is classified as a direct financing lease, the sum of the aggregate rentals receivable and the estimated residual value of leased equipment less unearned income and third party debt on leveraged leases are recorded as an asset under Loans and Leases. Unearned income on direct financing leases is amortized over the terms of the leases and is recorded as interest income.

The components of the net investment in lease financing at March 31, 2004 were as follows:

	Corporate Lease Financing			Consumer Lease
(In Thousands)	Mid-Ticket	Large-Ticket	Total	Financing
Rentals Receivable	$1,245,960	$98,077	$1,344,037	$374,970
Estimated Residual Values	59,343	77,137	136,480	234,775

	1,305,303	175,214	1,480,517	609,745
Less: Unearned Income	(164,677)	(38,682)	(203,359)	(65,555)

Net Carrying Value	$1,140,626	$136,532	$1,277,158	$544,190

Leased Equipment: Leases that do not qualify for direct finance lease treatment are accounted for as operating leases and are classified as leased equipment on the balance sheet. Rental income for leased equipment is recognized on a straight-line basis as scheduled and is recorded as noninterest income. Related depreciation expense is recorded on the straight-line basis over the life of the lease based upon the estimated residual value and recorded as noninterest expense.

Provident, utilizing its auto leases, has entered into sale-leaseback transactions. At March 31, 2004, approximately $1.1 billion of auto leases which were utilized in these transactions were outstanding and represent assets under capital leases included in Leased Equipment.

A summary of leased equipment at March 31, 2004 follows:

	Corporate Leased Equipment		Consumer Leased	Total Leased
(In Thousands)	Mid-Ticket	Large-Ticket	Equipment	Equipment
Cost	$185,127	$173,407	$1,991,949	$2,350,483
Accumulated Depreciation	(56,322)	(57,325)	(766,881)	(880,528)

Net Carrying Value	$128,805	$116,082	$1,225,068	$1,469,955

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Under Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets determined to have limited lives continue to be amortized over their useful lives. Management performed an impairment test on its goodwill assets as of January 1, 2004 and 2003 and determined that no impairment existed as of those dates.

Changes in the carrying amount of goodwill by business line for the three months ended March 31, 2004 and 2003, are as follows:

(In Thousands)	Commercial Banking	Retail Banking	Total
Balance at January 1, 2003	$41,419	$41,232	$82,651
Goodwill Acquired During the Year	--	--	--

Balance at March 31, 2003	$41,419	$41,232	$82,651

Balance at January 1, 2004	$42,748	$39,053	$81,801
Goodwill Recorded as a Result of Contingent
Consideration being Recognized	1,997	--	1,997

Balance at March 31, 2004	$44,745	$39,053	$83,798

As all of Provident’s other intangible assets have been determined to have limited lives, these assets have continued to be amortized. Intangible assets, consisting of non-contractual customer relationships, had a gross carrying value of $16.0 million and accumulated amortization of $10.2 million resulting in a net carrying value of $5.8 million as of March 31, 2004. Amortization of other intangible assets was $0.8 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively. The estimated amortization of intangible assets for the next five years is $2.4 million for the remainder of 2004; $2.1 million for 2005; $0.7 million for 2006; $0.2 million for 2007; and $0.2 million for 2008.

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

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the net carrying value of mortgage servicing assets follows:

	Three Months Ended March 31,
(In Thousands)	2004	2003
Mortgage Servicing Assets:
Balance at Beginning of Period	$158,866	$112,230
Capitalized	21,811	24,890
Amortization	(11,028)	(5,405)
Sales / Loan Payoffs	(66)	(100)

Balance at End of Period	$169,583	$131,615

Valuation Allowance:
Balance at Beginning of Period	$(2,079)	$(539)
Impairment Charges, Net	(681)	(208)

Balance at End of Period	$(2,760)	$(747)

Net Carrying Value of Mortgage Servicing
Assets at End of Period	$166,823	$130,868

As of March 31, 2004, total mortgage loans serviced for others included $12.4 billion on residential property and $9.7 billion on commercial real estate property. Net mortgage servicing assets related to residential loans and commercial real estate loans totaled $88.3 million and $78.5 million, respectively, as of March 31, 2004. Net impairment charges of $0.5 million and $0.2 million were incurred on the residential servicing assets in the first quarter of 2004 and 2003, respectively. In the first quarter of 2004, impairment charges of $0.2 million were incurred on the commercial real estate assets. Impairment charges on mortgage servicing assets have been less significant for Provident than at some other mortgage servicers due to characteristics of the underlying loans being serviced. The majority of the residential loans were acquired with interest rates at or near current levels while most of the commercial real estate loans have lockout and prepayment penalties generally ranging from 5 to 9 years.

NOTE 10. EQUITY INVESTMENTS

Provident invests in affordable housing partnerships, equity funds and directly in equity securities, which are collectively referred to herein as equity investments. Equity investments, which are reported within Investment Securities Available for Sale and Other Assets, are carried at estimated fair value with changes in fair value recognized in noninterest income. The fair value of publicly traded investments are determined using quoted market prices less liquidity discounts. Liquidity discounts take into account the fact that Provident may not immediately realize such market prices due to regulatory, corporate and contractual sales restrictions. The estimated fair value of equity investments that are not publicly traded approximates cost including other than temporary valuation adjustments considered appropriate by management. As of March 31, 2004 and 2003, Provident held equity investments with a carrying value of $56.9 million and $60.6 million, respectively.

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

Provident recorded $425,000 ($355,000 after-tax) and $225,000 ($189,000 after-tax) of stock-based compensation during the first three months of 2004 and 2003, respectively. Had compensation cost been determined for stock option awards based on the fair values at grant dates as discussed above, Provident’s net income and earnings per share would have been as follows:

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2004	2003
Net Income as Reported	$27,050	$25,814
Plus Stock-Based Compensation Recognized for Options Granted
in 2004 and 2003, Net of Related Tax	355	189
Less Total Stock-Based Compensation for Options
Granted Since 1994, Net of Related Tax	(1,691)	(2,289)

Pro-forma Net Income	$25,714	$23,714

Earnings Per Share:
Basic - As Reported	$0.55	$0.52
Basic - Pro Forma	0.52	0.48
Diluted - As Reported	0.51	0.51
Diluted - Pro Forma	0.49	0.48

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

The subsidiaries and their total assets as of March 31, 2004 follow:

(In Thousands)	Total Assets
Provident Auto Rental LLC 1999-1	$642,481
Provident Auto Leasing Company	504,195
Provident Auto Rental LLC 2000-1	323,617
Provident Auto Rental LLC 2001-1	274,669
Provident Auto Rental LLC 2000-2	139,974
Provident Auto Rental Company LLC 1998-2	121,922
Provident Auto Rental Company LLC 1998-1	119,695
Provident Lease Receivables Company LLC	77,476

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

Provident’s commitments to extend credit and letters of credit which are not reflected in the balance sheet are as follows:

(In Millions)	March 31, 2004	December 31, 2003
Commitments to Extend Credit	$5,169	$4,633
Standby Letters of Credit	258	248
Commercial Letters of Credit	3	3

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Provident Bank (Provident Bank), a subsidiary of Provident, has issued a guarantee for Red Mortgage Capital, Inc. (Red Mortgage), a subsidiary of Provident Bank, to assist in its business activities. This guarantee was made to Fannie Mae. Red Mortgage is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage underwrites, funds and sells mortgage loans on multifamily rental projects. Red Mortgage then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage and Fannie Mae split losses with one-third of all losses assumed by Red Mortgage and two-thirds of all losses assumed by Fannie Mae. For Red Mortgage to participate in the Fannie Mae DUS program, Provident Bank provided a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage under the loss sharing arrangement if Red Mortgage fails to meet its obligations. As of March 31, 2004, Red Mortgage serviced loans with outstanding principal balances aggregating $3.8 billion under the DUS program. The guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, has been established on Red Mortgage’s balance sheet.

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

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These actions were consolidated before Judge S. Arthur Spiegel of the United States District Court for the Southern District of Ohio under the caption, Merzin v. Provident Financial Group, Inc., consolidated Civil Action Master File No. C-1-03-165. The Amended Consolidated Complaint was filed on August 22, 2003. Provident and the other Defendants filed a Motion to Dismiss the Complaint on November 5, 2003. The motion was granted on March 9, 2004 and the Court dismissed all claims except those relating to the June 6, 2002 offering of 6,600,000 PRIDE securities. However, the Court’s order confined any later finding of damages to $0.70 per PRIDE security.

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

On February 17, 2004, Provident announced that it had signed a definitive agreement to merge with National City Corporation. National City Corporation is a financial holding company headquartered in Cleveland, Ohio. Under terms of the agreement, Provident shareholders will receive 1.135 shares of National City Corporation common stock for each share of Provident common stock in a tax-free exchange. Subject to regulatory and shareholder approvals, the transaction is expected to close near the end of the second quarter or beginning of the third quarter of 2004.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as estimates, anticipates, projects, plans, expects, intends, believes, should and similar expressions and by the context in which they are used. Such statements are based upon current expectations and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the anticipated economic scenario which could materially change anticipated credit quality trends; changes by rating agencies in Provident’s debt rating; the ability to generate loans and leases; significant cost, delay in, or ability to execute strategic initiatives designed to grow revenues and/or manage expenses; consummation of significant business combinations or divestitures; and significant changes in accounting, tax, or regulatory practices or requirements and factors noted in connection with forward-looking statements. Additionally, borrowers could suffer unanticipated losses without regard to general economic conditions. The result of these and other factors could cause differences from expectations in the level of defaults, changes in risk characteristics of the loan and lease portfolio, and changes in the provision for loan and lease losses. Provident undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary

The following table summarizes earnings components, earnings per share and key financial ratios:

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2004	2003	Change
Income Statement Summary:
Net Interest Income	$76,011	$82,959	-8%
Noninterest Income	168,132	193,287	(13)
Total Revenue	244,143	276,246	(12)
Provision for Loan and Lease Losses	9,962	16,521	(40)
Noninterest Expense	194,107	221,196	(12)
Net Income	27,050	25,814	5
Diluted Earnings Per Common Share	0.51	0.51	--
Ratios Analysis:
Return on Average Equity	11.68%	11.76%
Return on Average Assets	0.65%	0.59%

First quarter 2004 earnings per diluted share and net income were $0.51 and $27.1 million, respectively, compared with $0.51 and $25.8 million in the first quarter of 2003. First quarter 2004 results include a 5 cent negative impact to earnings per share that is directly related to the increase in Provident’s common stock share price as a result of the acquisition announcement. Increases in share price result in higher expenses associated with a discontinued variable stock based compensation plan and an increase in the number of common stock equivalents. Returns on average equity and assets were 11.68% and 0.65%, respectively, for the first three months of 2004 compared with 11.76% and 0.59% for the same period during 2003.

The decrease in interest income was due to a decrease in average earning assets of $116 million, or 1%, combined with a smaller net interest margin. The decrease in average earning assets resulted primarily from the sale of various loans and leases in 2003.

The provision for loan and lease losses was $10.0 million and $16.5 million for the first three months of 2004 and 2003, respectively. The lower provision resulted from a decrease in credit-related volatility and improvement in the credit quality of the lending portfolio. The annualized net charge-off to average loans and leases ratio was 0.45% for the first three months of 2004 compared to 0.73% for the same period in 2003. Nonperforming assets at March 31, 2004 were $80.0 million compared to $203.4 million as of March 31, 2003. Nonperforming assets are at their lowest level in over three years due to management actions including the sales of aircraft leases, subprime residential mortgages and other nonperforming loans and leases. The reserve for loan losses to nonperforming assets ratio improved to 200.03% as of March 31, 2004 compared to 98.82% as of March 31, 2003.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Noninterest income decreased $25.2 million or 13% for the first three months of 2004 as compared to the same period in 2003. Decreases in leasing income and lower security gains were partially offset by gains on sale of home equity loans and increased fees associated with investment portfolio management and trading activities. The decrease in leasing income was a result of amortization of the portfolio, combined with the fact that auto leases originated since February, 2003 have been classified as finance leases rather than operating leases. In February 2003, Provident changed the structure of the residual insurance it obtains on its auto leases resulting in the leases being classified as a direct financing lease in the loan category and income being recognized as interest income.

Noninterest expense decreased $27.1 million, or 12%, for the first three months of 2004 as compared to the same period in 2003. The decrease in noninterest expense was primarily in the leasing and professional services categories. These decreases were partially offset by increases in salaries and benefits. Similar to leasing income, leasing expense decreased due to the amortization of the portfolio as well as auto leases originated since February 2003 being classified as finance leases rather than operating leases.

Total assets decreased $279.9 million from December 31, 2003 to March 31, 2004 primarily as a result of a decrease in loans held for sale and leased equipment. Partially offsetting these decreases were increases in auto lease financing and commercial lending. The fluctuations in the loan and lease balances reflect management’s decision to reduce or exit loans with higher credit risk while growing those with lower credit risk. Total deposits decreased $427 million during the first three months of 2004 due to the managed run-off of higher-cost certificates of deposit. Excluding the run-off of higher-cost certificates of deposit, average core deposits increased 20% over last year’s first quarter.

Business Lines

Provident’s major business lines are Commercial Banking, Retail Banking and Mortgage Banking. The following table summarizes net income by major lines of business for the three-month periods ended March 31, 2004 and 2003. Condensed income statements and total assets are provided in Note 6 of the “Notes to Consolidated Financial Statements”.

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003
Commercial Banking	$19.7	$14.2
Retail Banking	4.4	5.8
Mortgage Banking	2.8	4.8
Corporate Center	0.2	1.0

	$27.1	$25.8

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

Net income for Commercial Banking for the first three months of 2004 and 2003 was $19.7 million and $14.2 million, respectively. Contributing to the higher net income for 2004 was an increase in noninterest income and lower provision expense, which was partially offset by lower net interest income and higher operating expenses.

The growth in noninterest income came primarily from its fee-based commercial real estate businesses, Red Capital Group and Capstone Realty Advisors. Both Red Capital Group and Capstone recognized a significant increase in revenue while utilizing lower levels of capital. The favorable rate environment during the past year provided for an increased demand for their services.

Average assets for the first quarter of 2004 decreased $415 million, or 6%, compared to the same period in 2003. The decrease in average assets was due to a decrease in loans in runoff businesses, the sale of the Florida business, and the overall management of nonperforming assets. However, net interest income for the first quarter of 2004 only slightly decreased over the same time period in 2003 due to an increased level of fees. Furthermore, provision expense decreased in the first three months of 2004 over 2003 primarily due to an overall improvement in credit quality and a decline in average balances of the commercial loan portfolio.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Competitive product offerings contributed to an increase in deposits for 2004. Average commercial deposits for the first quarter of 2004 increased by $283 million, or 29%, as compared to the same time period in 2003. Product offerings have attracted new relationships and generated more business from the existing commercial customer base.

Management continues to reposition this business line in order to produce a more predictable earnings pattern. Management has de-emphasized the higher credit risk areas of structured finance lending and large equipment leasing while growing the lower credit risk areas of middle-market leasing and regional middle-market lending units.

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

Net income decreased $1.4 million for the three-month period ended March 31, 2004 as compared to the same period in 2003. The decrease in net income for 2004 occurred primarily as a result of a decrease in noninterest income partially offset by a decrease in noninterest expense. The decrease in both noninterest income and noninterest expense was the result of the continuing runoff of auto leases classified as operating leases.

Retail Banking has experienced growth in average transaction deposits of 5% in the first quarter of 2004 as compared to the first quarter of 2003. However, total retail deposits decreased over the same period due to managed run-off of higher cost certificates of deposits.

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

Net income for the first quarter of 2004 was $2.8 million as compared to net income of $4.8 million for the first quarter of 2003. The decrease in net income for 2004 was primarily due to lower net interest income resulting from the sale of $471 million of high interest rate subprime mortgage loans during the second quarter of 2003. Partially offsetting the lower interest income was lower provision expense and higher noninterest income. The lower provision expense was a result of the sale of the subprime portfolio. The increase in noninterest income is largely attributed to the growth of the Third-Party Loan Servicing business. The servicing balance for third-party originators (excludes securitized loans) rose from $7.2 billion on March 31, 2003 to $11.1 billion on March 31, 2004. Residential Mortgage Origination loan volume rose from $198.7 million in the first quarter of 2003 to $217.4 million in the first quarter of 2004. Warehouse Lending Services volume remained constant at $2.7 billion in the first quarter of both 2004 and 2003.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Mortgage Banking, following the overall company strategy of risk reduction, continues to implement strategic initiatives to reduce the business’ risk profile. Nonconforming loan originations continue to be sold to investors on a whole-loan basis.

o

 Corporate Center includes revenues and expenses not allocated to the primary business lines, including any item not related to their operating activity. Net income of $0.2 million and $1.0 million for the first quarter of 2004 and 2003, respectively, resulted from realized gains on security sales.

Net Interest Income

Net interest income for the three months ended March 31, 2004, decreased $6.9 million, or 8%, compared to the first three months of 2003. The decrease in net interest income was due primarily to sales during 2003 of higher interest rate loans and leases, partially offset by the managed run-off of higher interest time deposits.

Net interest margin represents net interest income as a percentage of average interest earning assets. For the first three months of 2004, the net interest margin, on a tax-equivalent basis, was 2.17% compared to 2.37% for the same period in 2003. This decrease was driven by changes in rates and volumes of earning assets and the corresponding funding sources. The net interest spread is the difference between the average yield earned on assets and the average rate incurred on liabilities. Both the net interest margin and net interest spread, which had been declining throughout 2003, showed an improvement, with the net interest margin increasing from 2.02% for the fourth quarter of 2003 to 2.17% for the first quarter of 2004.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table details the components of the change in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three-month periods ended March 31, 2004 and 2003.

	Three Months Ended
	March 31, 2004		March 31, 2003
(Dollars in Millions)	Average Balance	Average Rate	Average Balance	Average Rate
Assets:
Loans and Leases:
Corporate Lending:
Commercial	$3,928	5.58%	$4,446	5.66%
Mortgage	950	4.96	934	5.83
Construction	436	3.76	522	4.19
Lease Financing	1,257	7.99	1,246	8.85

Total Corporate Lending	6,571	5.83	7,148	6.13
Consumer Lending:
Installment	1,697	4.03	1,352	5.12
Residential	40	15.44	552	11.68
Lease Financing	518	5.11	33	7.92

Total Consumer Lending	2,255	4.48	1,937	7.04

Total Loans and Leases	8,826	5.49	9,085	6.32
Investment Securities	4,502	3.87	4,292	4.90
Federal Funds Sold and Reverse
Repurchase Agreements	297	1.72	313	2.13
Other Short Term Investments	453	4.67	504	5.35

Total Earning Assets	14,078	4.86	14,194	5.76
Cash and Due From Banks	242		311
Leased Equipment	1,551		2,242
Other Assets	742		787

Total Assets	$16,613		$17,534

Liabilities and Shareholders' Equity:
Deposits:
Demand Deposits	$872	0.77	$1,053	1.43
Savings Deposits	1,614	1.61	1,419	1.76
Time Deposits	6,218	2.31	6,498	2.94

Total Deposits	8,704	2.02	8,970	2.57
Short-Term Debt:
Federal Funds Purchased and
Repurchase Agreements	1,060	2.59	1,488	2.11
Commercial Paper	260	1.09	300	1.47

Total Short-Term Debt	1,320	2.30	1,788	2.00
Long-Term Debt	3,143	4.92	3,769	5.20
Junior Subordinated Debentures	466	3.83	451	4.22

Total Interest Bearing Liabilities	13,633	2.78	14,978	3.22
Noninterest Bearing Deposits	1,487		1,137
Minority Interest	161		161
Other Liabilities	405		380
Shareholders' Equity	927		878

Total Liabilities and
Shareholders' Equity	$16,613		$17,534

Net Interest Spread		2.08%		2.54%

Net Interest Margin		2.17%		2.37%

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Provision and Reserve for Loan and Lease Losses and Credit Quality

Since the beginning of 2003, Provident has been executing its strategy of reducing its credit risk by de-emphasizing or selling higher risk loans and leases, while identifying and building upon key in-market relationships. Clear business and portfolio strategies provided focus to relationship marketing and aggressive disposition of non-strategic portfolios and problem loans.

Enhanced processes have improved management’s understanding of the portfolios and the value of the continuing businesses and relationships. Active use of an independent Special Assets Division, Portfolio Risk Review, and an expanded Senior Credit Officer network allow Provident to ensure independent oversight and improved communication of issues and problems throughout the portfolio. In addition, Credit and Risk Management is responsible for establishing and overseeing Provident’s credit risk policies addressing underwriting standards, internal lending limits and methodologies for monitoring credit risk within the various loan and lease portfolios. These policies have enhanced initial and ongoing risk management and monitoring capabilities.

Provident’s analytical and reporting capacity provides timely and valuable portfolio information. Loans and leases are primarily monitored by closely following changes and trends in risk characteristics. The characteristics are analyzed using various techniques, including: credit scoring models for consumer and small business loans and leases and risk ratings for larger commercial, commercial mortgage and commercial construction loans and leases. Risk ratings are assigned based upon individual credit analysis and are aggregated for reporting to senior management on a regular basis. Various analytics are the basis for establishing portfolio wide targets and caution levels. Early trends and thresholds trigger modifications in strategy and tactics including the use of secondary market alternatives to liquidate and mitigate problem exposures and portfolio segments.

Provident maintains a reserve to absorb losses on loans and leases currently outstanding and the potential usage of unfunded commitments. Discussion and analysis of the reserves as well as the overall credit quality of the off-balance sheet lending portfolio is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Securitization Activity” and “Fannie Mae DUS Program.” The following paragraphs provide information concerning its on-balance sheet credit portfolio and unused commitments.

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

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The adequacy of the reserve for loan and lease losses is monitored on a regular basis and reflects management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, specific industry trends, loan concentrations, evaluation of specific loss estimates for all significant problem loans, payment histories, collateral valuations, historic charge-off and recovery experience, estimates of charge-offs for the upcoming year and other pertinent information. Based upon the analysis and the improved credit risk profile of the loan portfolio, Provident lowered its loan loss reserve to total loans by 40 basis points during the past twelve months.

The provision for loan and lease losses was $10.0 million and $16.5 million for the first three months of 2004 and 2003, respectively. As credit-related volatility and the level of nonperforming assets declined in 2003 and 2004, the provision has decreased. The ratio of reserve for loan and lease losses to total loans and leases was 1.80% and 2.20% at March 31, 2004 and 2003, respectively.

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

The following table shows the progression of the reserve for loan and lease losses and selected reserve ratios:

	Three Months Ended March 31,
(Dollars in Thousands)	2004	2003
Balance at Beginning of Period	$160,000	$201,051
Provision for Loan and Lease Losses	9,962	16,521
Loans and Leases Charged Off	(16,194)	(22,429)
Recoveries	6,232	5,877

Balance at End of Period	$160,000	$201,020

Reserve for Loan and Lease Losses
as a Percent of:
Nonaccrual Loans	208.46%	110.91%
Nonperforming Assets	200.03%	98.82%
Total Loans and Leases	1.80%	2.20%

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

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table presents the distribution of net loan charge-offs by loan type for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
(Dollars in Thousands)	Net Charge- Offs	Pctg of Average Total Loans (annualized)	Pctg of Total Net Charge- Offs	Net Charge- Offs	Pctg of Average Total Loans (annualized)	Pctg of Total Net Charge- Offs
Corporate Lending:
Commercial	$6,295	0.64%	63.5%	$8,093	0.73%	48.9%
Mortgage	1	--	--	46	0.02	0.3
Construction	(52)	(0.05)	(0.5)	65	0.05	0.4
Lease Financing	1,595	0.51	16.1	3,294	1.06	19.9

Net Corporate Lending	7,839	0.48	79.1	11,498	0.64	69.5
Consumer Lending:
Installment	1,061	0.25	10.8	576	0.17	3.5
Residential	1,011	10.16	10.1	4,478	3.25	27.0
Lease Financing	51	0.04	--	--	--	--

Net Consumer Lending	2,123	0.38	20.9	5,054	1.04	30.5

Net Charge-Offs	$9,962	0.45	100.0	$16,552	0.73	100.0

The decrease in net charge-offs for commercial loans was due primarily to a decrease in charge-offs in the structured finance area. A decrease in charge-offs in the mid-ticket equipment leasing area was the primary reason for the decrease in charge-offs in commercial lease financing. The decrease in residential mortgage charge-offs was due primarily to the reduction in residential mortgage loans over the past twelve months, which was primarily a result of the sale of subprime residential mortgage loans that occurred in the second quarter of 2003.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Nonperforming assets at March 31, 2004 were $80.0 million compared to $84.2 million and $203.4 million as of December 31, 2003 and March 31, 2003, respectively. During the past twelve months, nonperforming assets declined $123.4 million and the overall credit quality of the loan and lease portfolio improved dramatically. This was due primarily to several related strategic actions taken during 2003, including the second quarter sale of nearly all the subprime residential mortgage loan portfolio and a substantial portion of its foreclosed properties, and the fourth quarter sale of approximately $112 million of commercial and leases, many of which involved financing to the commercial airline industry. Included in the fourth quarter sale were approximately $38 million of nonperforming assets. The composition of nonperforming assets over the past five quarters is provided in the following table.

	2004	2003
(Dollars in Thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Nonaccrual Loans:
Corporate Lending:
Commercial	$61,656	$62,288	$109,022	$116,926	$123,912
Mortgage	8,638	8,146	5,330	6,307	7,298
Construction	2,333	2,469	3,617	3,792	1,321
Lease Financing	103	514	2,271	2,267	2,792

Total Corporate Lending	72,730	73,417	120,240	129,292	135,323
Consumer Lending:
Installment	--	--	--	--	--
Residential	4,025	6,442	3,468	4,011	45,927
Lease Financing	--	--	--	--	--

Total Consumer Lending	4,025	6,442	3,468	4,011	45,927

Total Nonaccrual Loans	76,755	79,859	123,708	133,303	181,250
Other Nonperforming Assets	3,232	4,299	8,251	13,858	22,172

Total Nonperforming Assets	$79,987	$84,158	$131,959	$147,161	$203,422

Loans 90 Days Past Due
Still Accruing	$6,768	$12,702	$10,211	$5,971	$36,038
Nonaccrual Loans to
Total Loans and Leases	0.86%	0.90%	1.37%	1.50%	1.98%
Nonperforming Assets to:
Total Loans, Leases and
Other Nonperforming Assets	0.90%	0.95%	1.46%	1.66%	2.22%
Total Assets	0.48%	0.49%	0.75%	0.83%	1.15%

Nonaccrual loans have decreased $3.1 million while other nonperforming assets have decreased $1.1 million during the first three months of 2004. The following table shows the progression of nonperforming assets during the first three months of 2004:

	Corporate Lending			Consumer	Total	Other	Total
(In Thousands)	Commercial	Real Estate	Lease Financing	Residential Mortgages	Nonaccrual Loans	Nonperforming Assets	Nonperforming Assets
Balance at
Beginning of Year	$62,288	$10,615	$514	$6,442	$79,859	$4,299	$84,158
Additions	20,484	648	300	1,329	22,761	134	22,895
Payments / Sales	(12,552)	(292)	(341)	(2,531)	(15,716)	(1,096)	(16,812)
Charge-Offs	(8,564)	--	(370)	(482)	(9,416)	(752)	(10,168)
Transfers to Other
Nonperforming Assets	--	--	--	(733)	(733)	733	--
Writedowns	--	--	--	--	--	(86)	(86)

Balance at
March 31, 2004	$61,656	$10,971	$103	$4,025	$76,755	$3,232	$79,987

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Noninterest Income

The following table details the components of noninterest income and their change for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
(Dollars in Thousands)	2004	2003	Change
Service Charges on Deposit Accounts	$11,493	$12,332	-7%
Loan Servicing Fees	10,569	10,660	(1)
Commercial Mortgage Banking Revenue	11,300	10,297	10
Other Service Charges and Fees	11,766	11,736	0
Leasing Income	104,089	137,974	(25)
Cash Gains on Sale of Loans	8,702	4,942	76
Warrant Gains	549	328	67
Net Security Gains	272	1,500	(82)
Other	9,392	3,518	167

Total Noninterest Income	$168,132	$193,287	(13)

Explanations for significant changes in noninterest income by category follow:

o	Service charges on deposit accounts decreased $0.8 million due largely to the sale in the fourth quarter of 2003 of $883 million in Florida deposits.

o	Increases in fees from both Capstone and Red Capital Group resulted in higher commercial mortgage banking revenue for the first quarter of 2004.

o

 Leasing income decreased $33.9 million due primarily to the decrease in size of the auto lease portfolio classified as operating leases. Auto leases originated since February, 2003 have been classified as finance leases in the loan category rather than operating leases.

o	The increase in gain on sale of loans of $3.8 million is due primarily to increased volume of home equity loans and lines of credit sales.

o

 Provident’s Commercial Banking business line from time to time acquires equity warrants as a part of the lending fee structure established with customers. Warrants gains of $549 thousand were recognized in the first three months of 2004 compared to gains of $328 thousand in the first three months of 2003.

o	An increase in fees associated with investment portfolio management and other trading related activities was the primary reason for the increase in other income.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Noninterest Expense

The following table details the components of noninterest expense and their change for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
(Dollars in Thousands)	2004	2003	Change
Salaries, Wages and Benefits	$65,008	$61,984	5%
Charges and Fees	6,168	7,822	(21)
Occupancy	6,279	6,228	1
Leasing Expense	75,755	95,169	(20)
Equipment Expense	6,086	6,949	(12)
Professional Fees	5,800	8,398	(31)
Minority Interest Expense	3,197	3,197	0
Other	25,814	31,449	(18)

Total Noninterest Expense	$194,107	$221,196	(12)

Explanations for significant changes in noninterest expense by category follow:

o	Salaries, wages and benefits increased $3.0 million due primarily to repricing of Provident stock associated with a discontinued variable stock based compensation plan.

o	Charges and fees were lower in 2004 due to the decrease in processing costs related to the Merchant Services business which was sold in the second quarter of 2003.

o	The decrease in leasing expense is a result of the decrease in size of the auto lease portfolio classified as operating leases.

o	Equipment expense decreased primarily due to a reduction in depreciation expense.

o	Professional services were lower in 2004 primarily as a result of a decrease in legal fees for the Commercial Banking area.

o

 Minority interest expense relates to dividends payable on $165 million of Preferred Stock of PFGI Capital Corporation, a real estate investment trust that was formed late in the second quarter of 2002. The dividends are payable at an annualized rate of 7.75%.

o	Other noninterest expense decreased $5.6 million due primarily to lower taxes, insurance and auto lease related expenses.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION

Short-Term Investments and Investment Securities

Federal funds sold and reverse repurchase agreements decreased $86.2 million since December 31, 2003. The amount of federal funds sold changes daily as cash is managed to meet reserve requirements and customer needs. After funds have been allocated to meet lending and investment demands, any remainder is placed in overnight federal funds.

Trading account securities were $130.8 million and $119.6 million as of March 31, 2004 and December 31, 2003, respectively. Provident trades investment securities with the intention of recognizing short-term profits. These securities are carried at fair value with realized and unrealized gains and losses reported in other noninterest income.

Provident classified $256.0 million of loans as held for sale at March 31, 2004. This is a decrease of $339.5 million from the amount reported at December 31, 2003. These loans consisted of $153.5 million of multifamily loans, $98.8 million of nonconforming residential mortgage loans and $3.7 million of conforming residential mortgage loans. Activities related to the multifamily loans held for sale are predominantly associated with of the operations of Red Mortgage. The multifamily loans are either insured by the Federal Housing Administration or subject to purchase contracts from Fannie Mae or Freddie Mac. These loans are usually outstanding for sixty days or less. The remainder of the activities related to the multifamily loans held for sale are part of the operations of Capstone Realty Advisors. Nonconforming residential mortgage loans are being sold on a whole-loan basis. This is part of an initiative started during 2001 to reduce the risk profile of the Mortgage Banking business line.

Investment securities purchased with the intention of being held for indefinite periods of time are classified as available for sale. These securities increased $16.6 million during the first quarter of 2004. During the first quarter of 2004 Provident purchased $199.9 million of callable agency securities which were classified as held to maturity, consistent with its strategy to reduce its overall market risk profile. Beginning in 2003, Provident actively changed its investment portfolio mix from mortgage-backed pass-through securities to agency debt and collateralized mortgage obligations. As a result, Provident was able to shorten the overall duration of its investment portfolio, thereby reducing its interest rate risk exposure to rising interest rates and also reducing the market value fluctuations on the overall portfolio.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Loans and Leases

As of March 31, 2004 and December 31, 2003, total on-balance sheet loans and leases were $8.9 billion for both periods. Provident had an additional $1.2 billion and $1.3 billion of off-balance sheet securitized loans and leases and $3.8 billion of Fannie Mae DUS loans as of March 31, 2004 and December 31, 2003, respectively. In order to manage earnings volatility, Provident continues to evaluate the risk/reward relationships in its lending portfolio. During the second half of 2001, Provident implemented a whole-loan sale strategy for nonconforming residential loans. During the second quarter of 2003, Provident sold nearly all of the subprime residential mortgage loan portfolio. Also, management decided to de-emphasize structured finance lending and large-ticket equipment leasing while placing a greater focus on regional middle-market commercial lending and middle-market equipment leasing. During the fourth quarter of 2003, Provident sold approximately $112 million of commercial loans and leases, many of which involved financing to the commercial airline industry. As a result of these actions, Provident’s lending portfolio has a much lower concentration of subprime residential loans and commercial airline industry loans, a higher concentration of middle-market corporate leases, and a lower risk profile of commercial loans. Provident does not have a material exposure to foreign loans.

The following table shows the composition of the commercial loan category by industry type at March 31, 2004:

(Dollars in Millions)	Amount	%	Amount on Nonaccrual
Mortgage Warehousing Lines	$584.9	14	$3.1
Real Estate Operators/Developers/General Contractors	549.4	13	0.7
Transportation	188.4	5	6.8
Banking and Finance	183.1	5	8.8
Metals	175.5	4	2.0
Healthcare	161.5	4	1.8
Retailing	152.2	4	0.1
Business Services	146.2	4	6.0
Automobile Dealers	137.7	3	--
Tourism and Entertainment	125.8	3	--
Machinery and Equipment	113.6	3	4.4
Commercial Aviation Related (1)	100.8	2	18.2
Construction	98.4	2	0.5
Eating and Drinking Establishments	94.4	2	0.1
Financial Services	83.8	2	1.5
Automotive Services/Parts	74.6	2	--
Chemicals	69.2	2	--
Other (includes 19 industry types)	1,069.9	26	7.7

Total	$4,109.4	100	$61.7

(1)	Includes $19 million of loans related to the commercial airline industry, and aircraft used in private, charter and corporate markets.

Mortgage warehousing lines increased $91 million during the first three months of 2004 to $585 million. All loans are underwritten to Provident and secondary market standards as part of Provident’s control processes related to this activity.

At March 31, 2004, Provident had loans and leases of $96 million to commercial airline carriers, including $19 million of commercial loans and $77 million of finance and operating leases. During 2003, these loans and leases decreased $81 million primarily as a result of the commercial loan and lease sales that occurred in the fourth quarter of 2003. As the events of September 11, 2001 have had a significant financial impact upon the airline industry and the re-sale value of aircraft, Provident recorded credit costs and other expenses of $36 million during 2003, which were related to secured commercial airline loans and leases. No additional credit charges were incurred during the first quarter of 2004.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

At March 31, 2004, Provident had approximately $574 million of commercial loans to borrowers who have shared national credit loans as compared to $626 million at December 31, 2003. Generally, shared national credit loans are loans that have a commitment amount of at least $20 million and involve three or more supervised financial institutions. In an on-going effort to diversify its portfolio, the shared national credit loans in which Provident participates are distributed across thirty-one industry types, with the largest industry concentration (real estate) accounting for approximately 14% of its total shared national credit loans. The real estate category is comprised of loans to borrowers with different risk characteristics, including single family home developers, commercial property owner/operators and commercial realtors and property managers. The average outstanding balance of a shared national credit loan was $3.9 million.

As of March 31, 2004, Provident had $1.3 billion in commercial lease financing. These leases were comprised of $1.2 billion of mid-ticket equipment leases and $0.1 billion of large-ticket equipment leases.

The composition of the mortgage and construction loan categories by property type at March 31, 2004 follows:

(Dollars in Millions)	Amount	%	Amount on Nonaccrual
Apartments	$238.2	17	$1.2
Office/Warehouse	228.5	17	5.5
Residential Development	226.5	16	3.8
Shopping/Retail	159.7	12	--
Health Facilities	104.5	8	--
Hotels/Motels	87.2	6	0.1
Land	64.1	5	--
Industrial Plants	16.3	1	--
Other Commercial Properties	249.2	18	0.4

Total	$1,374.2	100	$11.0

Residential mortgage loans were $36.3 million at March 31, 2004. Residential mortgage loans decreased $564 million during 2003, due to the sale of subprime residential mortgage loans that occurred in the second quarter of 2003. Prior to the loan sale, residential mortgage loans had been declining due to Provident implementing a whole-loan sale strategy for its nonconforming residential loans during the second half of 2001. The loan sale, which also lowered the level of nonperforming assets, gives Provident a lower concentration of nonconforming residential loans and allows it to concentrate more of its resources on its strategic initiatives such as home equity, regional lending and mid-ticket leasing portfolios.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table shows the composition of the installment loan category by loan type at March 31, 2004:

(Dollars in Millions)	Amount	%
Home Equity	$1,163.7	75
Credit Line Loans	232.3	15
Indirect Installment	128.1	8
Direct Installment	13.3	1
Other Consumer Loans	11.5	1

Total	$1,548.9	100

Noninterest Earning Assets

Leased equipment consists of $1.2 billion of auto leases and $0.3 billion of equipment leases. Total leased equipment decreased $183 million, or 11%, during the first three months of 2004 due primarily to a reduction in the size of the automobile leasing portfolio classified as operating leases. This decrease is due to the amortization of the portfolio. Also, auto leases originated since February 2003 are classified as direct financing leases in the loan category as Provident changed the structure of the residual insurance it obtains on its auto leases.

Other assets increased $102.7 million, or 15%, during the first three months of 2004. The increase was primarily due to increases in mortgage servicing rights and unsettled security trades. These trades settled early in the second quarter.

Deposits

Total deposits decreased $427 million during the first three months of 2004, primarily as a result of the managed runoff of higher-cost certificates of deposit. Excluding the runoff of the higher-cost certificates of deposit, average core deposits have grown 20% over the past twelve months, with significant contribution coming from commercial deposits. During the fourth quarter of 2003, there was a reduction in deposits of approximately $883 million from the sale of Provident’s Florida deposits. The following table presents a summary of deposit types:

(In Millions)	March 31, 2004	December 31, 2003
Noninterest Bearing Deposits	$1,484.6	$1,491.5
Interest Bearing Demand Deposits	861.6	901.7
Savings Deposits	1,576.0	1,638.5
Certificates of Deposit	5,986.6	6,304.0

Total Deposits	$9,908.8	$10,335.7

Borrowed Funds

Short-term debt increased $347.5 million during the first three months of 2004. Increases in federal funds purchased and repurchase agreements were the primary reason for the increase in short-term debt.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Long-term debt decreased $231 million, or 7%, during the first three months of 2004 due primarily to payments on subordinated notes and secured financings.

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

Each PRIDES has a stated amount of $25 per unit and is comprised of two components – a 3-year forward purchase contract and PFGI Capital Preferred Stock.

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

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As discussed previously, Provident will merge with National City Corporation (National City) subject to regulatory and stockholder approvals. National City will be required to expressly assume Provident’s obligations under the forward purchase contract and certain related agreements. As Provident shareholders will be receiving 1.135 shares of National City Common Stock for each share of Provident Common Stock, the settlement rate of the forward purchase contract will be calculated as follows:

o	if the market value of National City Common Stock is equal to or greater than $25.6033, the settlement rate will be 0.9764;

o	if the market value of National City Common Stock is between $25.6033 and $21.5154, the settlement rate will be equal to the $25 stated amount divided by the applicable market value; and

o	if the applicable market value is less than or equal to $21.5154, the settlement rate will be 1.1620.

Transactions with Affiliates

Provident has had certain transactions with various executive officers, directors and principal holders of equity securities of Provident and its subsidiaries and entities in which these individuals are principal owners. A summary of significant transactions and the indebtedness of these related parties may be found in Note 22 to Provident’s 2003 Annual Report as filed on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Asset Securitization Activity

From 1996 through the second quarter of 2000, the structure of some of Provident’s securitizations resulted in the transactions being accounted for as sales through the use of special purpose entities (securitization trusts). As such, gains or losses were recognized, loans and leases were removed from the balance sheet and residual assets, representing the present value of future cash flows, were recorded. During the third quarter of 2000, management decided to structure all future securitizations as secured financings thereby eliminating the use of gain-on-sale accounting and leaving all debt on the balance sheet.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Securitization trusts created from 1997 to 2000 have not been consolidated. As such, loans and leases sold to these securitization trusts are not included on Provident’s balance sheet. The following table provides a summary of the outstanding balances of these off-balance sheet managed assets:

	March 31,
(In Thousands)	2004	2003
Nonconforming Residential	$1,053,606	$1,618,742
Prime Home Equity	105,637	178,035
Equipment Leases	31,278	79,798

	$1,190,521	$1,876,575

In connection with the recognition of non-cash gains on securitizations accounted for as sales, the present value of future cash flows, referred to as retained interest in securitized assets (RISAs), was recorded as an asset within Investment Securities Available For Sale.

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

The components of the estimated fair value of the RISA as of March 31, 2004 follow:

(In Thousands)	Nonconforming Residential	Prime Home Equity
Estimated Cash Flows of Underlying Loans,
Net of Payments to Certificate Holders
and Servicing and Insurance Expense	$357,488	$6,825
Less:
Estimated Credit Loss	(66,057)	--
Discount to Present Value	(113,148)	(1,259)

Carrying Value of RISA	$178,283	$5,566

As the RISA is classified as an available for sale investment security, it has been adjusted to its fair value with the change in fair value recorded in other comprehensive income. As of March 31, 2004, the fair value of the RISA exceeds the amortized cost basis by $3.8 million, which resulted in an after-tax increase to other comprehensive income of $2.5 million. The amortized cost basis of the nonconforming residential RISA is $174.5 million which includes the fair value of the unfunded note of $74.2 million.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Provident’s prime home equity and equipment leasing securitizations are credit enhanced in the form of cash collateral accounts that are maintained inside the securitization vehicle. Details of the cash collateral balances held by the Trusts and the estimates of future losses are provided below as of March 31, 2004:

(In Thousands)	Carrying Value of Credit Enhancements	Estimates of Future Losses
Prime Home Equity	$24,078	$239
Equipment Leases	37,504	633

	$61,582	$872

At March 31, 2004, management believes the current carrying values of the RISA, credit enhancements and estimates of future losses are properly stated.

The following table presents a summary of various indicators of the credit quality of off-balance sheet securitized loans and leases as of and for the three months ended March 31, 2004:

(Dollars in Thousands)	Nonconforming Residential	Prime Home Equity	Equipment Leases
For the Three Months Ended March 31, 2004:
Average Securitized Assets	$1,115,001	$124,636	$36,614
Net Charge-Offs	34,081	138	(204)
Net Charge-Offs to Average
Securitized Assets (Annualized)	12.23%	0.44%	-2.23%
As of March 31, 2004:
Securitized Assets	$1,053,606	$105,637	$31,278
Delinquency Rates:
30 to 89 Days	7.20%	0.27%	0.28%
90 or More	30.23%	1.37%	0.03%

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

Red Mortgage services multifamily mortgage loans under the DUS program with outstanding principal balances aggregating approximately $3.8 billion at both March 31, 2004 and December 31, 2003. Red Mortgage has established reserves of $10.6 million and $10.9 million as of March 31, 2004 and December 31, 2003, respectively, for possible losses under this program. The reserve is determined by evaluating pools of homogeneous loans and includes information based upon property type and historical loss experience, as well as the underlying collateral’s recent operating performance. Management believes the reserve is maintained at a level that adequately provides for the inherent losses that would accrue to Red Mortgage through its portfolio of DUS loans. At March 31, 2004, one DUS loan with $13.1 million in unpaid principal balance, was in payment default. The employees and management team of Red Mortgage have originated and serviced the existing Fannie Mae DUS loan servicing portfolio since 1995 without any charge-offs relating to the DUS loans.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Interest Rate Swaps and Caps

At March 31, 2004 and December 31, 2003, Provident held $5.1 billion and $5.4 billion, respectively, in interest rate swaps on which it receives payments at fixed interest rates while making payments at variable interest rates. These instruments are used primarily as a hedge to offset time deposit accounts and debt where Provident must pay interest at fixed rates. These derivatives essentially convert long-term fixed rate instruments into shorter repricing instruments.

Provident also had $1.4 billion and $1.5 billion at March 31, 2004 and December 31, 2003, respectively, in interest rate swaps that it receives payments at floating interest rates while making payments at fixed interest rates. The primary use of these instruments is for off-balance sheet securitizations. Provident is required to pay investors of these securitizations interest at a floating rate, however, many of the underlying loans pay interest to Provident at fixed or longer-term adjustable rates. The use of these interest rate swaps allows Provident to offset the floating interest rate payments to the investors with floating interest rates payments received from the interest rate swaps. The fixed or longer-term adjustable interest rate payments received from the underlying loans are used to offset the fixed rate interest payments required on these interest rate swaps.

Provident has simultaneously purchased and sold approximately $2.5 billion in interest rate caps, predominantly related to off-balance sheet mortgage securities. Interest rate caps protect against the impact of rising interest rates on interest-bearing financial instruments. When interest rates go above a cap’s strike rate, the cap provides for receipt of payments based on its notional amounts.

Forward Delivery Commitments

Provident enters into forward delivery contracts for the future delivery of commercial real estate and residential mortgage loans at a specified interest rate to reduce the interest rate risk associated with loans held for sale. As of March 31, 2004, Provident had $79 million in forward delivery contracts.

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Credit Risk Transfer Instruments

During 2001 and 2000, Provident entered into two credit risk transfer transactions related to its auto lease originations. Both transactions are designed to reduce Provident’s exposure to credit losses. Under the 2000 transaction, Provident transferred a substantial part of credit-related losses, beyond a retained first loss piece, related to the then outstanding auto lease pool. Similarly, the 2001 transaction enabled Provident to transfer a large portion of its credit risk exposure related to its auto lease pool originated during that year. As a result of these transactions, Provident was able to lower its credit concentration in auto leasing while reducing its regulatory capital requirements. As of March 31, 2004, the remaining unpaid auto lease balances on the 2001 and 2000 credit risk transfer transactions were $0.4 billion and $0.5 billion, respectively.

Credit Commitments, Standby Letters of Credit and Guarantees

Commitments to extend credit are financial instruments in which Provident agrees to provide financing to customers based on predetermined terms and conditions. Since many of the commitments to extend credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of March 31, 2004, credit commitments totaled $5.2 billion.

Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Provident had $258 million in standby letters of credit as of March 31, 2004.

Provident Bank has issued a guarantee for a subsidiary to assist in its business activities. This guarantee was made to Fannie Mae for the benefit of Red Mortgage. Red Mortgage is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Participation in the Fannie Mae DUS program requires Red Mortgage to share the risk of loan losses with Fannie Mae. For Red Mortgage to participate in the Fannie Mae DUS program, Provident Bank provided a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage under the loss sharing arrangement if Red Mortgage fails to meet its obligations. The guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage no longer shares the risk of loan losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, has been established on Red Mortgage’s balance sheet. Additional information concerning the Fannie Mae DUS program may be found under “Management Discussion and Analysis of Financial Condition and Results of Operations – Fannie Mae DUS Program.”

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations, support asset growth and pay dividends to shareholders. Management forecasts that the largest liquidity needs during 2004 will come from growth in the lending portfolio, maturing of retail and brokered certificates of deposit and scheduled principal payments on long-term debt. Provident has a variety of sources to meet these liquidity demands. First, management expects to issue new certificates of deposit along with renewing many of its maturing certificates of deposit. Management also projects growth within retail deposits and an increase in federal funds purchased and repurchase agreements. Additional sources of liquidity include the secured financing of commercial and consumer loans and leases, whole-loan sales of nonconforming residential loans and home equity loans and the availability to borrow both short-term and long-term funds.

The following table represents Provident’s estimated contractual obligations, excluding short-term obligations, at March 31, 2004:

(In Millions)	Remainder of 2004	2005 - 2006	2007 - 2008	2009 and later	Total
Certificates of Deposit	$1,240	$1,737	$746	$2,264	$5,987
Long-Term Debt	288	1,714	376	690	3,068
Junior Subordinated Debentures	--	--	--	--	466
Rental Obligations	11	26	21	50	108

	$1,539	$3,477	$1,143	$3,004	$9,629

Provident does not have a significant amount of purchase obligations. Information about Provident’s off-balance sheet obligations, which cannot be forecast as to dollar or time interval of payment, is discussed in the sections titled “Asset Securitization Activity,” “Interest Rate Swaps and Caps,” “Forward Delivery Commitments” and “Credit Commitments, Standby Letters of Credit and Guarantees.”

The parent company’s primary liquidity needs during 2004 will be the payment of dividends to its preferred and common shareholders, funds for activity of the commercial paper operations and interest payments on junior subordinated debentures. The major source of liquidity for the parent company is dividends and interest paid to it by its subsidiaries. Provident received dividends of $15 million in the first quarter of 2004. The amount of dividends available for payment to the parent at March 31, 2004 by Provident Bank is approximately $109.7 million.

The parent company also received interest payments of $5.9 million for the first quarter of 2004 from its subsidiaries. These interest payments were primarily the result of $249.5 million of subordinated debt loaned to Provident Bank. The subordinated debt matures during 2009 and 2010. Management believes that dividends and interest payments from Provident Bank will be sufficient to meet the parent company’s liquidity requirements in 2004.

CAPITAL RESOURCES

Total shareholders’ equity at March 31, 2004 was $931 million compared to $899 million at December 31, 2003. The change in the equity balance relates primarily to net income exceeding dividends by $15 million, an increase from the exercise of stock options of $9 million, an increase in the market value of cash flow hedging instruments of $3 million (net of deferred taxes) and an increase in the market value of investment securities of $3 million (net of deferred taxes).

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Provident’s 2004 capital expenditure program of $31 million includes the purchase of computer equipment and software, branch additions and enhancements, ATM additions and office building renovations. Through March 31, 2004, approximately $5 million of these expenditures had been made. Management believes that currently available funds and funds provided by normal operations will be sufficient to meet these capital expenditure requirements.

The following table of ratios is important for an analysis of capital adequacy:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003
Average Shareholders' Equity to Average Assets	5.58%	5.00%
Average Tangible Shareholders' Equity to
Average Tangible Assets	5.07	4.49
Period End Shareholders' Equity to
Period End Assets	5.56	5.28
Period End Tangible Shareholders' Equity to
Period End Tangible Assets	5.05	4.79
Dividend Payout to Net Earnings	45.13	50.16
Tier 1 Capital to Risk-Weighted Assets	10.93	10.59
Total Risk-Based Capital To Risk-Weighted Assets	12.73	12.44
Tier 1 Leverage Ratio	8.70	8.13

Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items. Provident is required to maintain minimum ratios of 4.00% for Tier 1 capital to risk-weighted assets, 8.00% for total risk-based capital to risk-weighted assets, and 4.00% for Tier 1 capital to average assets. These guidelines further define “well-capitalized” levels for Tier 1, total risk-based capital, and leverage ratio purposes at 6.00%, 10.00% and 5.00%, respectively. As of March 31, 2004, both Provident and Provident Bank were categorized as well-capitalized for regulatory purposes.

As noted earlier in this report, during the second quarter of 2002, Provident issued $165 million of PRIDES in connection with the formation of PFGI Capital. These equity units qualify as Tier 1 Capital in Provident’s calculation of regulatory capital ratios.

CRITICAL ACCOUNTING POLICIES

Note 1 to Provident’s 2003 annual report of Form 10-K discusses significant accounting policies used in the development and presentation of Provident’s financial statements. However, four of these accounting policies are considered to be critical due to the level of sensitivity and subjectivity of their underlying accounting estimates. These critical accounting policies concern the reserve for loan and lease losses; securities; mortgage servicing assets; and derivative financial instruments.

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

Additional loss estimates associated with securitized assets and loans sold under the Fannie Mae DUS Program are provided for separately from the reserve for loan and lease losses. For more information on credit exposures on these off-balance sheet assets, see “Management Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations.”

Valuation of Securities: Securities are accounted for in accordance with Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Provident classifies its securities as held to maturity, available for sale or trading. Securities purchased with the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at their amortized cost. Securities classified as available for sale are intended to be held for indefinite periods of time. These securities are stated at fair value with unrealized gains and losses (net of taxes) reported as a separate component of shareholders’ equity. Securities purchased with the intention of selling them in the near term are classified as trading. These securities are carried at fair value with unrealized gains and losses included in noninterest income.

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

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Provident monitors the valuation of the RISAs on a monthly basis. The valuation centers primarily around two estimates: total life-time credit losses and the constant prepayment rate (CPR). Provident models a CPR range from 27% to 36% with the current CPR estimate at 30%. At this CPR level, management estimates that there would be sufficient cash flows to absorb lifetime losses up to 7.15%. Cumulative incurred losses through March 31, 2004 are 5.84%, with estimated total lifetime losses expected to be 7.09%. For every 1% increase in the CPR above management’s estimate of 30%, the fair value of the RISAs would be reduced $2.4 million on an after-tax basis, with this reduction affecting Other Comprehensive Income and/or Net Income. At March 31, 2004, management believes the current carrying value of the RISAs are properly stated.

Valuation of Mortgage Servicing Rights: Provident recognizes the rights to service mortgage loans it does not own but services for others within Other Assets of its balance sheet. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Estimated fair value is based on projected discounted cash flows which take into consideration estimated servicing fees, prepayment speeds, discount rates, earnings on deposit of escrow funds and other assumptions. The mortgage loan prepayment rate is the most significant factor driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future servicing cash flows because the life of the underlying loan is reduced. Mortgage servicing rights are tested quarterly to verify the market value equals or exceeds its carrying value. During the first quarter of 2004, Provident recorded a $0.7 million net impairment charge to its mortgage servicing assets. Impairment charges result in an increase to the mortgage servicing valuation allowance.

Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan payoff activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of mortgage servicing assets. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of mortgage servicing assets and the valuation allowance, precluding subsequent recoveries. During the first quarter of 2004, Provident did not incur any other-than-temporary impairment. Additional information on mortgage servicing assets is provided in Note 9 of the “Notes to Consolidated Financial Statements.”

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Valuation of Derivative Financial Instruments: Derivative Financial Instruments are accounted for using the provisions of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement 133 requires that derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in earnings recognition only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders’ equity, until such time as the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

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

Provident’s policy limit stipulates that the negative impact on net interest income from a +/-200 basis points, 12 month gradual parallel ramp rate scenario as compared to the flat rate scenario cannot exceed 10 percent over the next 12 month period. These tests are performed on a monthly basis, and the results are presented to the Board of Directors. Based on the results of the simulation model, net interest income would change by the following over the next 12-month period: decrease 3.63% for a 100 basis point decrease; increase 0.19% for a 100 basis point increase; and decrease 0.14% for a 200 basis point increase. Due to the current interest rate environment, nothing beyond a 100 basis point decrease was simulated.

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

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officers, of the effectiveness of the design and operation of Provident’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that Provident’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in Provident’s internal control over financial reporting that occurred during Provident’s quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Provident’s internal control over financial reporting.

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

These actions were consolidated before Judge S. Arthur Spiegel of the United States District Court for the Southern District of Ohio under the caption, Merzin v. Provident Financial Group, Inc., consolidated Civil Action Master File No. C-1-03-165. The Amended Consolidated Complaint was filed on August 22, 2003. Provident and the other Defendants filed a Motion to Dismiss the Complaint on November 5, 2003. The motion was granted on March 9, 2004 and the Court dismissed all claims except those relating to the June 6, 2002 offering of 6,600,000 PRIDE securities. However, the Court’s order confined any later finding of damages to $0.70 per PRIDE security.

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

PROVIDENT FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits filed:

Exhibit	31.1 – Rule 13a-14(a)/15d-14(a), Certification of Principal Executive Officer

Exhibit	31.2 — Rule 13a-14(a)/15d-14(a), Certification of Principal Financial Officer

Exhibit	32.1 — Section 1350, Certification of Principal Executive Officer

Exhibit	32.2 — Section 1350, Certification of Principal Financial Officer

(b)     Reports on Form 8-K:

Form	8-K (Items 7 and 12) Earnings release for fourth quarter and full year; filed on January 21, 2004.

Form	8-K (Items 7 and 12) Slide show for fourth quarter investor conference call; filed on January 22, 2004.

Form	8-K (Items 5 and 7) Announcement of Plan of Merger between National City Corporation and Provident Financial Group, Inc.; filed on February 17, 2004.

Form	8-K (Item 5) Announcement of American Financial Group, Inc. voting rights; filed on April 7, 2004.

Form	8-K (Item 12) Earnings release for first quarter; filed on April 21, 2004.

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

Date: May 7, 2004

/s/Christopher J. Carey Christopher J. Carey Executive Vice President and Chief Financial Officer